Form 10QSB
period 2000-06-30
DELTA MUTUAL INC
filed 2000-08-11
CIK 1112985

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2000

                      Commission file number 000-30563

                               DELTA MUTUAL, INC.
           (Exact name of registrant as specified in its charter)

DELAWARE                                                        14-1818394
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

335 Garden Street, Suite 4, Hoboken, New Jersey                       07030
(Address of principal executive offices                           (zip code)

                                (201) 653-7384
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                                    Outstanding at
                                                               June 30, 2000

Common Stock, par value $0.001                                     557,000

1
<PAGE

ITEM 1.  FINANCIAL STATEMENTS

Delta Mutual, Inc. - A Development Stage Company
Balance Sheets

                                      June 30,2000   December 31,1999
                                       (Unaudited)

             Assets
 Cash                                       $1,724           $5,383
                                           -------          -------
 Total Assets                               $1,724           $5,383
                                           =======          =======


  Liabilities and Shareholders' Equity

 Accrued Liabilities                        $3,400           $2,700
 Accrued Interest                                -               14
                                           -------          -------
 Liabilities                                 3,400            2,714
                                           -------          -------

        Shareholders' Equity
 Loan from Shareholder                           -            4,950
 Common Stock, Par Value $0.0001,
  20,000,000 Shares Authorized;
  557,000 and 485,000 Shares Issued
  and Outstanding at June 30 and
  December 31, 2000, respectively               56               49
 Paid In Capital                            10,694            3,502
 Deficit Accumulated During The
 Development Stage                         (12,426)          (5,831)
                                           -------          -------
 Shareholders' Equity                       (1,676)           2,669
                                           -------          -------
 Total Liabilities and Shareholders'
   Equity                                   $1,724           $5,383
                                           =======          =======

    See Accompanying Notes to Financial Statements
2
<PAGE

Delta Mutual, Inc. - A Development Stage Company
Statements of Loss (Unaudited)


                                      For the Period   For the          For the          For the
                                      Since Inception  Six Months       Three            Three
                                      (November 17,     Ended           Months           Months
                                      1999) to June     June 30,        Ended June       Ended March
                                      30, 2000          2000            30, 2000         31, 2000


Revenue                                     $ -             $ -             $ -             $ -

Expenses
Legal and Accounting Services             9,590           5,397           1,897           3,500
Other Corporate Expenses                  2,546             972             486             486
Interest                                     50              36               6              30
Taxes                                       240             190               -             190
                                       --------         -------         -------         -------
                                         12,426           6,595           2,389           4,206
                                       --------         -------         -------         -------

(Loss) for period                     $ (12,426)       $ (6,595)       $ (2,389)       $ (4,206)
                                       ========         =======         =======         =======

Average shares of Common Stock          509,750         513,286         550,333         485,667
                                       ========         =======         =======         =======

(Loss) per Common Share                 $ (0.02)        $ (0.01)        $ (0.00)        $ (0.01)
                                       ========         =======         =======         =======


   See Accompanying Notes to Financial Statements


3
<PAGE

Delta Mutual, Inc. - A Development Stage Company
Statements of Cash Flows (Unaudited)


                                      (Uses) / Sources of Cash
                                      For the Period   For the          For the          For the
                                      Since Inception  Six Months       Three            Three
                                      (November 17,     Ended           Months           Months
                                      1999) to June     June 30,        Ended June       Ended March
                                      30, 2000          2000            30, 2000         31, 2000



Operating Cash Flow
(Loss) for period                     $ (12,426)       $ (6,595)       $ (2,389)       $ (4,206)
Less- Interest Accrued                       50              36               6              30
Less- Accrued Liabilities                 3,400             700             210             490
                                       --------         -------         -------         -------
Net Cash Used By Operations              (8,976)         (5,859)         (2,173)         (3,686)
                                       --------         -------         -------         -------

Financing
Sale of Common Stock                     10,750           7,200           7,000             200
Loan from Shareholder                     4,950               -               -
Repayment to Shareholder                 (4,950)         (4,950)         (4,950)
                                       --------         -------         -------         -------
Net Cash From Financing                  10,750           2,250           2,050             200
                                       --------         -------         -------         -------

Increase / (Decrease) In Cash             1,774          (3,609)           (123)         (3,486)
Cash - Beginning                              -           5,383           1,897           5,383
                                       --------         -------         -------         -------
Cash - Ending                           $ 1,774         $ 1,774         $ 1,774         $ 1,897

Cash Paid for Interest                     $ 50            $ 50            $ 50            $ -
                                       ========         =======         =======         =======


Cash Paid for Income Taxes                 $ -             $ -             $ -             $ -
                                       ========         =======         =======         =======


   See Accompanying Notes to Financial Statements


4

<PAGE

Delta Mutual, Inc. - A Development Stage Company
Statement of Shareholders' Equity
from Inception (November 17, 1999) to June 30, 2000 (Unaudited)




                           Loan From     Number of   Common    Paid In
                           Shareholder   Shares      Stock     Capital   Deficit   Total



Balance at Inception
(Mid-November, 1999)              -              -       -           -       -         -
Sale of Common Stock              -        485,000    $ 49     $ 3,502     $ -   $ 3,550
Loan from Shareholder       $ 4,950              -       -           -       -     4,950
Deficit for the period
from Inception to
December 31, 1999                 -              -       -           -  (5,831)   (5,831)
                             ------        -------    ----     -------  ------   -------
Balance at
December 31, 1999             4,950        485,000      49       3,502  (5,831)    2,669
                             ------        -------    ----     -------  ------   -------

Sale of Common Stock             -           2,000       -         200       -       200
Deficit for the period
from January 1 to
March 31, 2000                   -               -       -           -  (4,206)   (4,206)
                             ------        -------    ----     -------  ------   -------
Balance at
March 31, 2000                4,950        487,000      49       3,702 (10,037)   (1,337)
                             ------        -------    ----     -------  ------   -------

Sale of Common Stock                        70,000       7       6,993             7,000
Repayment of
Shareholder Loan             (4,950)                                              (4,950)
Deficit for the
period from April 1
to June 30, 2000                                                        (2,389)   (2,389)

                             ------        -------    ----     -------  ------   -------
Balance at
June 30, 2000                  $ -         557,000    $ 56   $ 10,695 $(12,426) $ (1,676)
                             ======        =======    ====     =======  ======   =======


   See Accompanying Notes to Financial Statements

5

<PAGE

Delta Mutual, Inc. - A Development Stage Company
Notes to Financial Statements
from Inception (November 17, 1999) to June 30, 2000 (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1999 and for the period since inception (November 17,1999) then ended, including notes thereto included in the Company's Form 10-SB, as amended.

Organization:

The Company was incorporated in the State of Delaware on November 17, 1999.


Development Stage Operations:

The Company is in its start-up phase and has no operating history. From inception to June 30, 2000, the Company has not recognized any revenue; also, the Company has not capitalized any costs associated with its start-up.


Income Taxes:

The Company has not recognized any provision for the tax benefits associated with its loss from inception to June 30, 2000. Such loss may be carried forward for tax-return purposes. However, the Company is unable to predict the nature, timing and extent of near-term profitability; accordingly the Company presently intends to recognize such carryforward benefits when realized.


Note 2 - Development Stage Operations

The Company is in its start-up phase and has no operating history. The Company's business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and the marketing of a new product.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. If fundraising activities are not successfully completed, the Company may not be able to meet its obligations as they become due and, accordingly, may not be able to continue its business operations as presently anticipated.


Note 3 - Common Stock

The Company has a single class of Common Stock with a par value of $0.0001 per June 30, 2000, 557,000 shares were issued and outstanding. The president of the Company was issued 300,000 shares in November of 1999.

Since inception, the Company issued shares of its stock to investors for cash as follows:
                       Number of
Date of Issue           Shares         Amount
November, 1999          450,000          $50
December, 1999           35,000        3,500
March, 2000               2,000          200
April, 2000              50,000        5,000
May, 2000                20,000        2,000
                     ----------   ----------
                        557,000      $10,750
                     ==========   ==========

Such shares were issued without registration in reliance on exemptions in federal securities laws, including, in part, an exemption that permits issuance of stock up to $1 million without registration of the securities.


Note 4 - Related Party Transactions

As described in Note 3, the president of the Company was issued 300,000 shares in November of 1999. The secretary of the Company was issued 150,000 shares of in November of 1999.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic reports under Rule
13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

The Company is in the initial stages of startup and is exploring the feasibility of raising sufficient capital to implement its business plan. The Company has been in the development stage since inception (November 17, 1999).

The Company has, and will continue to have until it raises sufficient amounts, limited capital with which to commence operational activities. At the present time, the Company has not commenced operations or any activities beyond the planning stage; furthermore, the Company is unable to predict at the present time when its initial startup stage will be complete and it will be able to commence any operational activities.

The Company has incurred only nominal accrued expenses, without revenues to date.

Until the Company completes its business planning and commences acquiring the assets and resources necessary to execute its business plan, it will continue to have limited needs for additional funding. Thusfar, expenses of its audit, legal and professional requirements, have been and continue to be met by the proceeds from the sale of stock to initial investors. No significant cash or funds are expected to be required for the Company to complete its business planning. The Registrant enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationary, provided by its Officers.

The following language is found in the notes of the Company's financial statements at December 31, 1999 (such statements being included in a previously filed Form 10SB):

"Note 2  - Development Stage Operations

The Company is in its start-up phase and has no operating history. The Com-pany's business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and the marketing of a new product.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. If fundraising activities are not successfully completed, the Company may not be able to meet its obligations as they become due and, accordingly, may not be able to continue its business operations as presently anticipated.."

COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000

Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. The Company does not have operations and does not maintain computer systems. However, it is impossible to predict what computer programs will be affected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.


PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There were no exhibits, subsequent to those presented in Form 10SB12G (as amended), filed by the Company during the quarter. Exhibit 27 - Financial Data Schedule (for the quarter ended June 30, 2000) is appended to this filing

Reports on Form 8-K

There have been no reports on Form 8-K filed by the Company during the quarter (or since inception).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DELTA MUTUAL, INC.

By:     /s/  James Platek
             James Platek - President and Chief Executive Officer

        /s/  Bonnie Cunningham
             Bonnie Cunningham - Secretary and Treasurer

Dated: August 9, 2000





10

<PAGE


[PERIOD-TYPE]                                    3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                           1,724
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                       0
[CURRENT-LIABILITIES]                            3,400
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                            56
[OTHER-SE]                                      (1,732)
[TOTAL-LIABILITY-AND-EQUITY]                     1,724
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                 2,359
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                  30
[INCOME-PRETAX]                                 (2,389)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    (2,389)
[EPS-BASIC]                                      (.00)
[EPS-DILUTED]                                    (.00)