Form 10QSB
period 2000-09-30
DELTA MUTUAL INC
filed 2000-11-21
CIK 1112985

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  SEPTEMBER 30, 2000

 [ ]            TRANSITION REPORT UNDER SECTION 13 OR
                       15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to ____________

                        Commission file number 000-30563

                               DELTA MUTUAL, INC.
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                            14-1818394
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

              335 GARDEN STREET, SUITE 4, HOBOKEN, NEW JERSEY 07030
                    (Address of principal executive offices)

                                 (201) 653-7384
                (Issuer's telephone number, including area code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                         Outstanding at
               CLASS                                   SEPTEMBER 30, 2000

 COMMON STOCK, PAR VALUE $0.001                              557,000

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Exhibit Index on Page 11                                       Page 1 of 15

ITEM 1.  FINANCIAL STATEMENTS

Delta Mutual, Inc. - A Development Stage Company
Balance Sheets


                                                          (Unaudited)
                                                         September 30,               December 31,
                                                              2000                       1999
                                                              ----                       ----

                     ASSETS

Cash                                                             $460                     $5,383
                                                         -------------               ------------
Total Assets                                                     $460                     $5,383
                                                         =============               ============
Liabilities and Shareholders' Deficiency

Accrued Liabilities                                           $19,400                     $2,700
Accrued Interest                                                                              14
                                                         -------------               ------------

  Total Liabilities                                            19,400                      2,714
                                                         -------------               ------------

Shareholders' Equity (Deficiency)

Loan from Shareholder                                               -                      4,950
Common Stock, Par Value $0.0001,
20,000,000 Shares Authorized
557,000 and 485,000 Shares Issued
and Outstanding at September 30,
2000 and December 31, 1999
Respectively                                                       56                         49
Paid In Capital                                                10,694                      3,501
Deficit Accumulated During
Development                                                   (29,690)                    (5,831)
                                                         -------------               ------------
  Total Shareholder's Equity (Deficiency)                     (18,940)                     2,669
                                                         -------------               ------------

Total Liabilities and Shareholders'
Equity (Deficiency)                                              $460                     $5,383
                                                         =============               ============


                 See Accompanying Notes to Financial Statements

Delta Mutual, Inc. - A Development Stage Company
Statements of Loss (Unaudited)

                                                Since Inception
                                                  November 30,           Nine Months          Three Months
                                                 1999 through         Ended September,            Ended
                                                 September 30,               30               September, 30
                                                      2000                  2000                   2000
                                                      ----                  ----                   ----

Revenue                                                      -                      -                    -

Expenses
Legal and Accounting                                   $25,660                $21,467              $16,070
Services
Other Corporate Expenses                                 3,555                  1,980                1,008
Interest                                                    50                     36                    0
Taxes                                                      425                    375                  185
                                               ------------------------------------------------------------

(Loss) for the Period                                  $29,690                $23,858              $17,263
                                               ============================================================

Weighted Average Shares of Common Stock
Outstanding
Basic and Diluted                                                             531,124              557,000
                                                                  =========================================
(Loss ) per Common Share
Basic and Diluted                                                            $(0.045)              $(0.031)
                                                                  =========================================




                 See Accompanying Notes to Financial Statements

Delta Mutual, Inc. - A Development Stage Company
Statements of Cash Flows (Unaudited)

                                               For the Period
                                               Since Inception
                                                 November 17,            Nine Months             Three Months
                                                 1999 through         Ended September 30,     Ended September 30,
                                              September 30, 2000             2000                     2000
                                              ------------------             ----                     ----

Operating Cash Flow

(Loss) For the Period                                  ($29,690)               ($23,858)                ($17,264)
Less- Interest Accrued                                        -                     (14)                       -
Less-Accrued Liabilities                                 19,400                  16,700                   16,000
                                              --------------------------------------------------------------------
Net Cash Used by Operations                             (10,290)                 (7,172)                  (1,264)
                                              --------------------------------------------------------------------
Financing

Sale of Common Stock                                     10,750                   7,200                        -
Repayment of Shareholder Loan                                 -                  (4,950)                       -
                                              --------------------------------------------------------------------

Net Cash From Financing                                  10,750                   2,250                        -
                                              --------------------------------------------------------------------
Increase/Decrease In Cash                                   460                  (4,922)                  (1,264)
Cash Beginning                                                -                   5,382                    1,724
                                              --------------------------------------------------------------------
Cash Ending                                                $460                    $460                     $460
                                              ====================================================================
Cash Paid for Interest                                      $50                     $50                        -
                                              ====================================================================
Cash Paid for Income Taxes                                 $425                    $425                     $185
                                              ====================================================================



                 See Accompanying Notes to Financial Statements
                                        4

Statement of Shareholders' Equity
Form Inception ( November 17, 1999) to September 30, 2000 (Unaudited)

                                                                    Common         Paid in
                                          Loan        Shares         Stock         Capital          Deficit         Total

Balance at Inception                         -             -             -              -                               -

Sale of Common Stock                                 485,000           $49          $3,501                         $3,550
Loan From Shareholder                    4,950                                                                      4,950
Deficit from Inception
to December 31, 1999                                                                                 (5,831)       (5,831)
                                    --------------------------------------------------------------------------------------
Balance at
December 31, 1999                        4,950       485,000            49           3,501           (5,831)        2,669
                                    --------------------------------------------------------------------------------------
Sale of Common Stock                                   2,000                           200                            200
Deficit for the Period
From January 1  to
March 31, 2000                                                                                       (4,206)       (4,206)
                                    --------------------------------------------------------------------------------------
Balance at
March 31, 2000                           4,950       487,000            49           3,701          (10,037)       (1,337)
                                    --------------------------------------------------------------------------------------
Sale of Common Stock                                  70,000             7           6,993                          7,000
Repayment of
Shareholder Loan                        (4,950)                                                                    (4,950)
Deficit for the period
from April 1 to
June 30, 2000                                                                                        (2,389)       (2,389)
                                    --------------------------------------------------------------------------------------
Balance at
June 30, 2000                                -       557,000            56          10,694          (12,426)       (1,676)
                                    --------------------------------------------------------------------------------------
Deficit for the Period
July 1, 2000 to
September 30, 2000                                                                                  (17,264)      (17,264)
                                    --------------------------------------------------------------------------------------
Balance at
September 30, 2000                           -       557,000           $56         $10,694         $(29,690)     $(18,940)
                                    ======================================================================================

                 See Accompanying Notes to Financial Statements

Delta Mutual, Inc. - A Development Stage Company
Notes to Financial Statements
from Inception (November 17, 1999) to September 30, 2000 (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31,1999 and for the period since inception (November 17, 1999) then ended, including notes thereto included in the Company's Form 10-SB, as amended.

Organization:

The Company was incorporated in the State of Delaware on November 17, 1999.


Development Stage Operations:

The Company is in its start-up phase and has no operating history. From inception to September 30, 2000, the Company has not recognized any revenue; also, the Company has not capitalized any costs associated with its start-up.


Income Taxes:

The Company has not recognized any provision for the tax benefits associated with its loss from inception to September 30, 2000. Such loss may be carried forward for tax-return purposes. However, the Company is unable to predict the nature, timing and extent of near-term profitability; accordingly the Company presently intends to recognize such carryforward benefits when realized.


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


Note 3 - Common Stock

The Company has a single class of Common Stock with a par value of $0.0001 per September 30, 2000, 557,000 shares were issued and outstanding. The president of the Company was issued 300,000 shares in November of 1999.

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


Note 4 - Related Party Transactions

In November 1999, the president of the Company made a short-term loan to the Company in the amount of $4,950. This loan was repaid in the second quarter of calendar 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

The Company is in the initial stages of startup and is exploring the feasibility of raising sufficient capital to implement its business plan. The Company has been in the development stage since inception (November 17, 1999).

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company would like to have its common shares listed for quotation on the Over-the-Counter Bulletin Board (the "OTC-BB") system operated by the National Association of Securities Dealers. Management believes that the Company will be unable to raise sufficient capital to begin its operations until the Company's common shares are listed on the OTC-BB. To date, the Company has been unable to get its common shares listed on the OTC-BB. As such, the Company will remain essentially dormant until its shares are listed. Even if the Company obtains such a listing, there are no assurances the Company will be successful in raising sufficient capital to commence its operations.

The Company has, and will continue to have until it raises sufficient funds, limited capital with which to commence operational activities. At the present time, the Company has not commenced operations or any activities beyond the planning stage; furthermore, the Company is unable to predict at the present time when its initial startup stage will be complete and it will be able to commence any operational activities.

The Company has incurred, and will continue to incur, expenses relating to its operations. Specifically, as long as the Company is required to file reports under the Exchange Act, the Company will continue to incur accounting and legal fees relating to its filings. The Company enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationary, provided by its officers. As of the date of this report, the Company has not received any revenues.

The Company must rely upon loans and investments from affiliates to pay its operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. In the event the Company is unable to obtain additional capital or funding it may be unable to pursue its business plan. During the twelve months following the filing of this report, management intends to seek a listing of the Company's common shares on the OTC-BB and conduct additional financings to raise the capital necessary to pursue the Company's business plan. As of the date of this report, the Company does not have any commitments for any such financings.

Once the Company completes its business planning and commences acquiring the assets and resources necessary to execute its business plan, the Company will need additional funding. No significant cash or funds are expected to be required for the Company to complete its business planning.

The Company does not anticipate that it will have a significant change in the number of employees until such time as it is able to begin its intended operations.

LIQUIDITY

At September 30, 2000, the Company had a working capital deficit of $18,940, compared to a working capital surplus of $2,669 at December 31, 1999. The decrease in working capital is the result of the net loss incurred during the nine months ended September 30, 2000.

From inception through September 30, 2000, the Company received $10,750 from the sale of its common stock.

Subsequent to September 30, 2000, management has provided the Company with approximately $7,500. As of the date of this report, management has not decided whether the funds will be accounted for as a loan or an equity investment. It is anticipated that the Company will continue to rely upon advances and/or equity investments from affiliates for the foreseeable future.

The following language is found in the notes of the Company's financial statements at December 31, 1999 (such statements being included in a previously filed Form 10-SB/A Amendment No. 1):

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

RESULTS OF OPERATIONS

During the nine months ended September 30, 2000, the Company recorded a loss of $23,858, of which $21,467 was the result of legal and accounting expenses incurred during the period. The legal and accounting expenses relate to the filing of the Company's Form 10-SB registration statement with the Securities and Exchange Commission and the preparation of the Company's Form 211 for submission to the OTC-BB, both of which occurred during the period.

During the nine months ended September 30, 2000, net cash used by operations was $7,172. During the period, the Company increased its accrued liabilities by $16,700. Net cash from financing activities during the nine months ended September 30, 2000 was $2,250. During the period the Company received $7,200 from the sale of common stock and repaid a shareholder loan in the amount of $4,950.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 18, 2000, Daniel J. Baier, CPA, P.C. (the "Firm") resigned as the Company's independent public accountant and terminated any continuing services.

The resignation was caused by concern that the Firm's independence relating to future attest services may be impaired as a result of fees that had been unpaid as of October 18, 2000. If left unpaid, the Firm may have been considered to have accepted a contingent fee arrangement that neither the Firm nor the Company had intended.

The Company is sensitive to the concern of the auditor and has reluctantly acknowledged the resignation. Further, the Company is attempting to make payment of all fees owed.

Prior to the resignation of the Firm, the Company did not consult any other accountant regarding any of the matters identified in Item 304(a)(2) of Regulation S-B.

Daniel J. Baier, CPA, P.C. audited the Company's financial statements for the period from inception (November 17, 1999) to December 31, 1999. The Firm's report for the period did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles except for an explanatory paragraph stating that the Company is in its start-up phase, has no operating history and does not have sufficient liquid assets to finance its anticipated funding needs and obligations. In addition, the explanatory paragraph states that if the Company is not successful in raising additional funds it may not be able to meet its obligations as they become due and the Company may not be able to continue its business operations. During the period of the engagement of the Firm there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Firm would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements. In addition, there were no such events as described under Item 304 of Regulation S-B during the period from inception (November 17, 1999) to December 31, 1999 and the subsequent interim periods through October 18, 2000.

On November 10, 2000, the Company engaged Wiener, Goodman & Company, P.C. of Eatontown, New Jersey as its new independent public accountant. Prior to the engagement of Wiener, Goodman & Company, the Company did not consult that firm regarding any of the matters identified in Item 304(a)(2) of Regulation S-B.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

       REGULATION                                                                      CONSECUTIVE
       S-B NUMBER                                EXHIBIT                               PAGE NUMBER
          3.1             Certificate of Incorporation (1)<F1>                              N/A
          3.2             Bylaws (1)<F1>                                                    N/A
          3.2a            Amendment to Article III, Section 1 of the Bylaws                 13
           16             Letter re: change in certifying accountant                        14
           27             Financial Data Schedule                                           15

<F1>
(1) Incorporated by reference to the Exhibits previously filed with the Company's Form 10-SB/A Amendment No. 1 filed with the Securities and Exchange Commission on June 15, 2000.


(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DELTA MUTUAL, INC.
                                       (Registrant)


Date: November 20, 2000                By:  /s/ James Platek
     -----------------------              ------------------------------------
                                          James Platek
                                          President and Chief Executive Officer



Date: November 20, 2000                By:  /s/ Bonnie Cunningham
     -----------------------              ------------------------------------
                                          Bonnie Cunningham
                                          Secretary and Treasurer
                                          (Principal Financial and Chief
                                          Accounting Officer)