Form 10KSB
period 2000-12-31
DELTA MUTUAL INC
filed 2001-04-16
CIK 1112985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-30563

                               DELTA MUTUAL, INC.
                 (Name of small business issuer in its charter)

               DELAWARE                                     14-1818394
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

      19 NEW ENGLAND AVE., SUITE 8C, SUMMIT NEW JERSEY          07901
         (Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number: (908) 918-0130

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                $0.0001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days. Yes  X   No
                                                             ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

              Issuer's revenues for its most recent fiscal year. $0

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant
                    as of April 9, 2001: $64,130 (See Item 5)

    Number of shares outstanding of registrant's Common Stock, no par value, as of April 9, 2001: 557,000 (See Item 11)

                    Documents incorporated by reference: NONE

    Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                  ---    ---

Exhibit index on consecutive page 15                          Page 1 of 30 Pages

                                     PART I

                           FORWARD LOOKING STATEMENTS

Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward looking statements.


ITEM 1.           DESCRIPTION OF BUSINESS.

Unless the context otherwise requires, the terms "we", "our" and "us" refers to Delta Mutual, Inc.

GENERAL

We were incorporated under the name Delta Mutual, Inc. on November 17, 1999 in the State of Delaware. We are a development stage company that intended to provide mortgage services through the Internet to the "sub-prime" market. The sub-prime market consists of borrowers having substandard credit. We intended to offer varied levels of mortgage and lending services by capitalizing on the popularity of Internet based financial services companies. We believed both consumers and investors would be interested in our business plan and the services we intended to offer. We secured the domain name rights to the name deltamutual.com.

Initially, we believed we would be able to fund our intended operations through the sale of our common stock. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTM". At the time of our formation, companies with Internet based businesses were treated favorably in the capital markets. During the 12 months preceding the date of this report, the market for the stock of Internet based businesses has deteriorated substantially. Many companies with Internet based businesses have simply gone out of business because they were not able to generate sufficient revenues and were unable to raise additional capital.

We believe the market decline for companies with Internet based businesses has adversely impacted our ability to raise the funds necessary to support our intended operations. From inception through December 31, 2000, we raised a limited amount of capital ($10,750) through the sale of our common stock. As of the date of this report, we have been unable to secure additional financing to pursue our initial business plan. While we continue to explore the feasibility of implementing our original business plan, given our lack of success at securing sufficient financing to develop an Internet based mortgage business, we believe it is in the best interests of us and our shareholders to consider other business opportunities. Additionally, we believe it may be necessary to acquire another business to prevent having to cease operations. As of the date of this report, we are focusing our efforts on identifying such a business. We have engaged in preliminary discussions with parties about acquiring another business, or being acquired by another business, but as of the date of this report, we have not entered into any agreements relating to any such acquisitions.

We do not intend to restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of any kind or nature. We may seek business opportunities with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Therefore, we have virtually unlimited discretion to search for and enter into negotiations with potential business opportunities. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we offer.

We anticipate that we may be able to participate in only limited potential business ventures because we have nominal assets and limited financial resources. Our lack of diversification should be considered a substantial risk to our shareholders because it may not permit us to offset potential losses from one venture against gains from another.

We do not intend to seek capital to finance the operation of any acquired business opportunity until such time as we have successfully consummated a merger or acquisition. It is anticipated that we will incur nominal expenses in the implementation of our plan of operation.

We anticipate that the search for an alternate business opportunity will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe we will be able to offer owners of acquisition candidates the opportunity to acquire an interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with our acquisition of a business opportunity, including the costs of preparing annual (Form 10-K or 10-KSB), quarterly (Form 10-Q or 10-QSB) and current reports (Form 8-K), agreements and related documents. The Securities Exchange Act of 1934 specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which includes providing audited financial statements to be included within the numerous filings required under the Exchange Act. However, we have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our officers and directors will analyze new business opportunities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present affiliations and relationships of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as:

         o     available technical, financial and managerial resources;

         o     working capital and other financial requirements;

         o     history of operations, if any;

         o prospects for the future, and the nature of present and expected competition;

         o quality and experience of management services which may be available and the depth of that management;

         o     potential for further research, development, or exploration;

         o     potential for growth, expansion and profit; and

         o perceived public recognition of name identification, products and services.

Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, we intend to utilize written reports and personal investigations to evaluate the above factors.

We will rely upon the efforts of our officers, directors and, to a much lesser extent, the efforts of our shareholders, in implementing our plan of operation. We do not anticipate hiring outside consultants or advisors, except for our legal counsel and accountants. However, if we do retain an outside consultant or advisor, any cash fee earned by such party will most likely be paid by the prospective merger/acquisition candidate. As of the date of this report, we do not have any contracts or agreements with any outside consultants and none are contemplated.

ACQUISITION STRUCTURE

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition. At this time, we do not anticipate registering any additional securities until a merger or acquisition is consummated. The issuance of substantial additional securities and their potential sale into the trading market may have a depressive effect on the value of our securities.

While the actual terms of a transaction cannot be predicted, it may be expected that the parties will desire to avoid the creation of a taxable event and structure the acquisition in a so-called "tax-free" reorganization under the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of our shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements:

         o require some specific representations and warranties by all of the parties;

         o     specify certain events of default;

         o detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing;

         o outline the manner of bearing costs, including costs associated with our attorneys and accountants;

         o     set forth remedies on default; and

         o     include miscellaneous other terms.

We will not consider an opportunity where the entity cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within a reasonable time thereafter, the closing documents will provide that the proposed transaction will be voidable at our discretion. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

COMPETITION

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

INVESTMENT COMPANY ACT OF 1940

Although we will be subject to regulation under the Securities Act of 1933, and the Securities Exchange Act of 1934, we believe we will not be subject to regulation under the Investment Company Act of 1940. In the event we engage in a business combination which results in us holding a passive investment interest in a number of entities, we could be subject to regulation under the Investment Company Act. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act. Consequently, a violation of the Investment Company Act could subject us to civil and criminal penalties and could cause us to cease operations.

INVESTMENT ADVISERS ACT OF 1940

Under the Investment Advisers Act of 1940, an "investment adviser" means any person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities. We will only seek to locate a suitable merger or acquisition candidate, and do not intend to engage in the business of advising others in investment matters for a fee or otherwise.

RISK FACTORS

Our business is subject to numerous risk factors, including the following:

NO REVENUE AND MINIMAL ASSETS. We have no operations or revenues. We essentially have no assets or financial resources. Since we have been unable to obtain sufficient funding to develop an Internet based mortgage services company, we will, in all likelihood, continue to incur operating expenses without corresponding revenues until we acquire a business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a combination. As a result, we may continue to incur net operating losses that will increase continuously.

SPECULATIVE NATURE OF OUR OPERATIONS. The success of our current plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. We cannot assure you that we will be able to negotiate a business combination on terms favorable to us.

NO STANDARDS FOR BUSINESS COMBINATION. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity having:

         o     no significant operating history;

         o     losses; limited or no potential for earnings;

         o     limited assets;

         o     negative net worth; or

         o other characteristics that are indicative of development stage companies.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to 70 hours per month to our business. We have not entered into employment agreements with any of our current officers and we are not expected to do so in the foreseeable future. We have not obtained key man life insurance on any of our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

CONFLICTS OF INTEREST - GENERAL. Our officers and directors participate in business ventures which could be deemed to compete directly with us. Additional conflicts of interest and non-arm's length transactions may also arise in the event our officers or directors are involved in the management of any firm with which we transact business.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Sections 13 and 15(d) of the Securities Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude us from consummating an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Securities Exchange Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions we are contemplating. Moreover, we do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, we cannot assure you we will be successful in completing any such business combination.

LACK OF DIVERSIFICATION. Our operations, even if successful, will in all likelihood result in us engaging in a business combination with another entity. Consequently, our activities may be limited to those engaged in by any entity with which we merge or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and, therefore, increase the risks associated with our operations.

GOVERNMENT REGULATION. Although we will be subject to the reporting requirements under the Securities Exchange Act, management believes we will not be subject to regulation under the Investment Company Act, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained a formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to civil and criminal penalties and could cause us to cease operations.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management and/or affiliates to sell or transfer all or a portion of our common stock held by them and/or to resign as members of our board of directors. The resulting change in control of us could result in removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION. If we engage in a business combination with a private entity, in all likelihood, such a combination would result in us issuing securities to the owners of such private entity. The issuance of our previously authorized and unissued common stock would result in a reduction in the percentage of shares owned by our present and prospective shareholders and may result in a change in control or management of us.

"PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF OUR SECURITIES. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). If our shares are traded for less than $5.00 per share, as they currently are, the shares will be subject to the SEC's penny stock rules unless (1) our net tangible assets exceed $5,000,000 during our first three years of continuous operations or $2,000,000 after our first three years of continuous operations; or (2) we have had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as our common stock is subject to the penny stock rules, the holders of the common stock may find it difficult to sell our common stock.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management believes that any potential business opportunity must provide audited financial statements for review for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

EMPLOYEES

We have no full time employees. Our president and secretary have agreed to allocate a portion of their time to our activities, without compensation. These officers anticipate that our business plan can be implemented by their devoting an aggregate of 70 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. We do not expect any significant changes in the number of employees, until we have operations.

Our officers and directors are or may become involved with other companies who have a business purpose similar to ours. As a result, potential conflicts of interest may arise in the future. If such a conflict does arise and one of our officers or directors is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to us or another company they are affiliated with, they will disclose the opportunity to all such companies.


ITEM 2.           DESCRIPTION OF PROPERTY.

We have no properties and at this time no agreements to acquire any properties. We operate from our offices at 19 New England Ave., Suite 8C, Summit New Jersey 07901. Space is provided to us on a rent free basis by James E. Platek, our president, director and a principal shareholder, and it is anticipated that this arrangement will remain until such time as we successfully consummate a merger or acquisition. We believe that this space will meet our needs for the foreseeable future.


ITEM 3.           LEGAL PROCEEDINGS.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares have been quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, since approximately February 1, 2001. Our shares are listed under the symbol "DLTM".

The last reported bid and ask prices of our common stock by the OTC Bulletin Board were $0.20 and $1.01, respectively, on April 9, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

As of April 4, 2001, there were 42 record holders of our common stock.

During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During March 2000, we sold 2,000 shares of common stock at $0.10 per share, for gross proceeds of $200. The sales were made to two purchasers. No commissions were paid in connection with the sales. These shares were issued pursuant to Rule 504 of Regulation D under the Securities Act. The sales were made in a private offering to friends and associates of our officers, directors and/or shareholders. These sales did not result in the offer or sale of more than $1,000,000 of securities during any twelve month period.

During April 2000, we sold 50,000 shares of common stock at $0.10 per share, for gross proceeds of $5,000. No commissions were paid in connection with the sale. The sale was made to one purchaser. These shares were issued pursuant to Rule 504 of Regulation D under the Securities Act. The sale was made in a private offering to Fair Market, Inc., a Colorado corporation. These sale did not result in the offer or sale of more than $1,000,000 of securities during any twelve month period.

During May 2000, we sold 20,000 shares of common stock at $0.10 per share, for gross proceeds of $2,000. No commissions were paid in connection with the sales. The sales were made to two purchasers. These shares were issued pursuant to Rule 504 of Regulation D under the Securities Act. The sales were made in a private offering to friends and associates of our officers, directors and/or shareholders. These sales did not result in the offer or sale of more than $1,000,000 of securities during any twelve month period.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

Delta was incorporated under the laws of the State of Delaware on November 17, 1999. Delta is a development stage company which initially intended to develop an Internet based mortgage services company. At the present time, we have not commenced operations or any activities beyond developing an initial business plan. To date, we have been unable to secure sufficient financing to implement our initial business plan. As such, management believes it is in the best interest of us and our shareholders to seek other business opportunities.

We have, and will continue to have limited capital with which to commence operational activities. We have incurred, and will continue to incur, expenses relating to our operations. Specifically, as long as we are required to file reports under the Securities Exchange Act, we will continue to incur accounting and legal fees relating to our filings. We enjoy the non-exclusive use of office, telecommunication and incidental supplies of stationery, provided by our officers. As of the date of this report, we has not received any revenues and must rely entirely upon loans and equity investments from affiliates to pay operating expenses.

PLAN OF OPERATION

We currently have no capital to fund operations or on-going expenses. We must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to us or will continue to invest in our securities. If we are unable to obtain additional financing, we may be unable to identify and/or acquire a suitable business opportunity. During the twelve months following the filing of this report, we intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for our securities. We have not identified a particular acquisition target and have not entered into any material negotiations regarding such an acquisition. Management intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. As of the date of this report, none of our officers, directors, promoters or affiliates has engaged in any material contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing the manner in which the transaction is structured, our board of directors expects that it will provide our shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Such disclosure is expected to be in the form of a proxy, information statement, or report.

While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The board of directors does intend to obtain certain assurances of the value of the target entity's assets prior to consummating such a transaction, with further assurances that audited financial statements would be provided within sixty days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

Due to the fact that we no operations, it is anticipated that our cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by our directors, officers and/or shareholders. We do not anticipate that we will have to raise capital or acquire any plant or significant equipment in the next twelve months, unless a merger or acquisition target is identified.

LIQUIDITY

At December 31, 2000 and 1999, we had working capital deficits of $28,067 and $2,281, respectively. The increase in our working capital deficit is a result of the net loss incurred during the fiscal year ended December 31, 2000. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently we have no external sources of cash and we are dependent upon our management and shareholders for funding.

ASSETS

At December 31, 2000, we had total assets of $421, compared to total assets of $5,383 at December 31, 1999. All of our assets at December 31, 2000 and 1999 consisted of cash. As of the date of this report, we have essentially no assets.

RESULTS OF OPERATIONS

We have no current operations and have not generated any revenue. We must rely entirely upon loans from affiliates to pay operating expenses.

During the fiscal year ended December 31, 2000 we incurred a net loss of $32,986. From inception (November 17, 1999) to December 31, 1999, we had a net loss of $5,831. We are continuing to incur professional fees and other expenses. If we do not find a suitable acquisition target or other source of revenue, we will continue to incur net losses and may have to cease operations entirely. This factor, among others, raises substantial and compelling doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to identify and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to identify a suitable acquisition target and close such acquisition, obtain any additional financing or, if we are able to obtain additional financing, that such financing will be on terms favorable to us. The inability to obtain additional financing when needed will have a material adverse effect on our operating results.

The Independent Auditors' Report and Note 1 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate sufficient revenues to cover our expenses. We would have to obtain other business operations or severely reduce our expenses to remain viable, and we cannot assure you that we will be able to do so.


ITEM 7.           FINANCIAL STATEMENTS.

Please refer to the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our officers and directors are:

         NAME                               AGE               TITLE(S)
         ----                               ---               --------

         James E. Platek                    33                President, Chief Executive Officer and Director
                                                              since November 1999.

         Bonnie J. Cunningham               28                Secretary, Treasurer, and Director since November
                                                              1999.

         Robert C. Franz                    31                Director since August 2000.

Our directors are elected by the shareholders and our officers are appointed by our board of directors. Our officers hold office until their successors are elected and qualified. Vacancies in our board are filed by the board itself. Our officers and directors devote their time to us on an "as needed" basis, which, depending on the circumstances, could amount to as little as 20 hours per month. We anticipate a time commitment of approximately 70 hours per month. Set forth below are brief descriptions of the recent employment and business experience of our officers and directors.

JAMES PLATEK, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Platek holds a bachelors degree in History from Rutgers University. Since 1998, Mr. Platek has been a self-employed financial consultant and private investor. From 1997 to 1998, Mr. Platek was a retail broker for Morgan Stanley Dean Witter, New York, New York. From 1995 to 1998, Mr. Platek was the Director of Marketing for Plymouth Partners, New York, New York. Mr. Platek was responsible for marketing, analysis and fund raising. Plymouth Partners is a private company which assists companies with funding and marketing. Mr. Platek is the Vice President of Institutional Marketing of Regent Group, Inc., an SEC reporting issuer. Since May, 2000, Mr. Platek has also been Treasurer and a director of Noxso

Corporation, an SEC reporting issuer. Noxso is a "shell" company seeking a merger or acquisition candidate.

BONNIE J. CUNNINGHAM, SECRETARY, TREASURER AND DIRECTOR. Ms. Cunningham is a 1995 graduate of Purdue University, with a bachelors degree in Science. Ms. Cunningham has been engaged in retail management since 1995 with nationally recognized merchandisers such as Nautica, Federated Merchandising Group & JCPenney. From 1999 to present, Ms. Cunningham has employed by Nautica (New York, New York) as a Retail Analyst from 1999 to present. Her responsibilities include developing financial plans for major retail accounts and planning the men's sportswear assortments. Ms. Cunningham was employed as an Associate Product Manager by Federated Merchandising Group (New York, New York) from 1997 to 1999. Ms. Cunningham developed the private label fashion jewelry line for Federated divisions. From 1995 to 1997, she was employed by JCPenney (Whitehall, Pennsylvania) as a merchandise manager for women's sportswear. Her responsibilities included training and motivating sales associates to achieve department goals.

ROBERT C. FRANZ, DIRECTOR. Mr. Franz received a bachelors degree in Arts from Rutgers College, Rutgers/The State University of New Jersey in 1991 and a Master of Science in Management from Troy State University in 1997. Since 1999 Mr. Franz has served as a Research Associate for Castle Connolly Medical (New York, New York). From 1994 to 1999, Mr. Franz was employed by RCI Consultants and trained executives in Seoul, South Korea, for corporations including Samsung Electronics, Daewoo and Hyundai.

There are no family relationships between any of our executive officers and/or directors.

LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years no director, person nominated to become a director, executive officer, promoter or control person of us has:

         (1) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) Had any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         (4) Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

PRIOR ACQUISITION EXPERIENCE

None of our officers and/or directors have had any direct experience in identifying emerging companies for investment and/or business combinations.

CONFLICTS OF INTEREST

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as our officers and directors. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our business operations.

Our officers and directors are, so long as they are officers or directors of us, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

We do not have any standing audit, nominating, or compensation committees of the board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASD. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, James
E. Platek, Bonnie C. Cunningham and Robert Franz all failed to timely file Form 3's. Mr. Platek and Ms. Cunningham were required to file Form 3's by July 4, 2000, and Mr. Franz was required to file a Form 3 by August 31, 2000. Mr. Platek and Ms. Cunningham reported the information required by Form 3, on their Form 5's filed February 14, 2001. Such information related to Mr. Platek's ownership of 300,000 shares of our common stock and Ms. Cunningham's ownership of 150,000 shares of our common stock. Mr. Franz, reported his Form 3 holdings of 1,000 shares, on his Form 5 which was filed on February 21, 2001. Mr. Franz's Form 3 was required to be filed by February 14, 2001.

In addition, to the best of our knowledge no reports were filed by any persons who owned 10% or more of the Delta's common stock.


ITEM 10.          EXECUTIVE COMPENSATION.

None of our officers or directors received any compensation for services from our date of inception (November 17, 1999) to December 31, 2000. They have agreed to act without compensation until operations have commenced.

SUMMARY COMPENSATION TABLE

The following table sets forth information for James E. Platek, our Chief Executive Officer ("CEO"), during the fiscal year ended December 31, 2000. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers are included in the table.


                                                                          LONG TERM COMPENSATION
                                                                   -------------------------------------
                                      ANNUAL COMPENSATION                  AWARDS             PAYOUTS
                               ----------------------------------- ------------------------ ------------
                                                          OTHER      RESTRICTED  SECURITIES
                                                          ANNUAL       STOCK     UNDERLYING                ALL OTHER
NAME AND PRINCIPAL                                     COMPENSATION   AWARD(S)    OPTIONS /     LTIP      COMPENSATION
POSITION              YEAR      SALARY($)    BONUS($)      ($)          ($)       SARS ($)   PAYOUTS ($)      ($)
----------------------------------------------------------------------------------------------------------------------

James E. Platek,      2000         -0-         -0-         -0-          -0-         -0-          -0-          -0-
President and        1999(1)<F1>   -0-         -0-         -0-          -0-         -0-          -0-          -0-
Chief Executive
Officer(1)<F1>
----------------------------------------------------------------------------------------------------------------------

<F1>
(1)      From inception (November 17, 1999) to December 31, 1999.

COMPENSATION PLANS

We have not adopted any deferred compensation, pension, profit sharing, stock option or welfare benefit plan or programs for the benefit of its officers or future employees.

EMPLOYMENT AGREEMENTS

We do not have any employment contracts with any of our officers or directors. Such persons are employed by us on an at will basis, and the terms and conditions of employment are subject to change.

DIRECTORS' COMPENSATION

We do not compensate directors in their capacity as such nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred during the course of their performance.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of March 31, 2001, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock and by our directors and officers, both individually and as a group:


     NAME AND ADDRESS OF                   SHARES OWNED BENEFICIALLY
     BENEFICIAL OWNER                           AND OF RECORD              PERCENT OF CLASS (1)<F1>
     --------------------------------      -------------------------       --------------------
     James E. Platek                               300,000                        53.9%
     19 New England Ave.
     Suite 8C
     Summit, NJ 07901

     Bonnie J. Cunningham                          150,000                        26.9%
     6746 Wild Cherry Dr.
     Coopersburg, PA 18036

     Robert Franz                                    1,000                         0.2%
     931 Summit Avenue, Apt. 3
     Jersey City, NJ 07307




     NAME AND ADDRESS OF                   SHARES OWNED BENEFICIALLY
     BENEFICIAL OWNER                           AND OF RECORD              PERCENT OF CLASS (1)<F1>
     --------------------------------      -------------------------       --------------------
     Officers and directors as a group             451,000                        81.0%
     (3 persons)
   -----------------

<F1>
   (1) Percentages are based on 557,000 shares of common stock outstanding as of March 31, 2001.

CHANGES OF CONTROL

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our current shareholders to sell or transfer all or a portion of their common stock and/or resign from their positions as officers and/or directors of our company. The resulting change in control of our company could result in removal of the current management, and a corresponding reduction in or elimination of their participation in our future affairs.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the period ended December 31, 1999, James E. Platek, one of our officers, directors and a principal shareholder of us, advanced us $4,950. The loan accrues interest at the rate of 10% per annum and is unsecured.

During the period ended December 31, 2000, James E. Platek purchased 300,000 shares of common stock from us at a price of $0.0001 per share for an aggregate of $30.00.

During the period ended December 31, 2000, Bonnie J. Cunningham purchased 150,000 shares of common stock from us at a price of $0.0001 per share for an aggregate of $15.00.

James E. Platek and Bonnie J. Cunningham may be deemed to be "promoters" or "founders" of us within the meaning of the rules and regulations promulgated under the Securities Act.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

    REGULATION                                                                         CONSECUTIVE
    S-B NUMBER                                         EXHIBIT                         PAGE NUMBER

       3.1          Certificate of Incorporation (1)<F1>                                   N/A

       3.2          Bylaws (1)<F1>                                                         N/A

       3.2a         Amendment to Article III, Section I of the Bylaws (2)<F2>              N/A

        11          Statement Re: Computation of Per Share Earnings                    See Financial
                                                                                        Statements
---------------------------

<F1>
(1) Incorporated by reference from the Registration Statement on Form 10-SB/A Amendment No. 1 filed with the Securities and Exchange Commission on June 15, 2000.

<F2>
(2) Incorporated by reference from the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 21, 2000.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         There have been no reports filed on Form 8-K during the period covered by this report. In accordance with the rules and regulations of the Securities and Exchange Commission, Delta disclosed the resignation of Daniel J. Baier, CPA, P.C., and the engagement of Weiner, Goodman & Company, P.C. under "Part II - Item 5. Other Events" of the Form 10-QSB filed on November 21, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DELTA MUTUAL, INC.



Dated: April 16, 2001
                                      By: /s/ James E. Platek
                                         ---------------------------------------
                                         James E. Platek, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                                      DATE
                                                  President and Director
/s/ James E. Platek                               (Principal Executive Officer, Principal
-----------------------------------               Financial and Accounting Officer)          April 16, 2001
James E. Platek


/s/ Bonnie J. Cunningham
-----------------------------------               Secretary, Treasurer and Director          April 16, 2001
Bonnie J. Cunningham


/s/ Robert C. Franz
-----------------------------------               Director                                   April 16, 2001
Robert C. Franz


--------------------------------------------------------------------------------
Two Industrial Way West, Eatontown, NJ 07724 (732) 544-8111 Fax (732) 544-8788 E-mail: wgpc@bellatlantic.net

                                                                 WIENER, GOODMAN
                                                                 & COMPANY, P.C.
                                                                 ===============
                                                    Certified Public Accountants
                                                            & Consultants

Memberships
  SEC Practice Section of AICPA                                 Joel Weiner, CPA
  PCPS of AICPA                                              Gerald Goodman, CPA
  American Institute of CPA
  New Jersey Society of CPA

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Delta Mutual, Inc.

We have audited the accompanying balance sheet of Delta Mutual, Inc. (a development stage company) (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2000 and for the period November 17, 1999 (Date of Formation) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Delta Mutual, Inc. as of December 31, 1999 were audited by other auditors whose report dated February 22, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Delta Mutual Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period November 17, 1999 (Date of Formation) through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise whose business purpose is to develop as an "online" mortgage company, catering specifically to the needs of households with substandard credit by offering first and second mortgages as well as home equity lines of credit. The Company is pursuing other business opportunities as it has been unable to implement its mortgage business. As more fully explained in Note 1 of the financial statements, the Company needs to obtain additional financing to fulfill its developmental activities and achieve a level of sales adequate to support its cost structure. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in
Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.



/s/WIENER, GOODMAN & COMPANY, P.C.
WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

February 25, 2001



                        WIENER, GOODMAN & COMPANY, P.C.
                   Certified Public Accountants & Consultants

                                               2541 Monroe Avenue o Suite 306
                                                  Rochester, New York  14618
DANIEL J. BAIER, CPA, P.C.                              (716) 271-4550
================================================================================
Certified Public Accountant o Business and Financial Advisory Services

                                            April 16, 2001

         Mr. James Platek
         Delta Mutual, Inc.
         335 Garden Street
         Hoboken, New Jersey  07030

         Dear Mr. Platek,

         I was engaged to audit, in accordance with Generally Accepted Auditing Standards, the December 31, 1999 financial statements of Delta Mutual, Inc. ("Company").

         You have requested that I reissue my report on the December 31, 1999 financial statements of the Company to be included in an annual report on Form 10KSB to be filed with the Securities and Exchange Commission.

         Upon completion of a subsequent events review, it has become evident that the original report must be modified. This modification is necessary because of the Company's disclosure in the Form 10KSB that

                  "...INITIALLY, WE BELIEVED WE WOULD BE ABLE TO FUND OUR INTENDED OPERATIONS THROUGH THE SALE OF OUR COMMON STOCK. OUR COMMON STOCK IS QUOTED ON THE OVER-THE-COUNTER ELECTRONIC BULLETIN BOARD UNDER THE SYMBOL "DLTM". AT THE TIME OF OUR FORMATION, COMPANIES WITH INTERNET BASED BUSINESSES WERE TREATED FAVORABLY IN THE CAPITAL MARKETS. DURING THE 12 MONTHS PRECEDING THE DATE OF THIS REPORT, THE MARKET FOR THE STOCK OF INTERNET BASED BUSINESSES HAS DETERIORATED SUBSTANTIALLY. MANY COMPANIES WITH INTERNET BASED BUSINESSES HAVE SIMPLY GONE OUT OF BUSINESS BECAUSE THEY WERE NOT ABLE TO GENERATE SUFFICIENT REVENUES AND WERE UNABLE TO RAISE ADDITIONAL CAPITAL.

                  WE BELIEVE THE MARKET DECLINE FOR COMPANIES WITH INTERNET BASED BUSINESSES HAS ADVERSELY IMPACTED OUR ABILITY TO RAISE THE FUNDS NECESSARY TO SUPPORT OUR INTENDED OPERATIONS. FROM INCEPTION THROUGH DECEMBER 31, 2000, WE RAISED A LIMITED AMOUNT OF CAPITAL ($10,750) THROUGH THE SALE OF OUR COMMON STOCK. AS OF THE DATE OF THIS REPORT, WE HAVE BEEN UNABLE TO SECURE ADDITIONAL FINANCING TO PURSUE OUR INITIAL BUSINESS PLAN. WHILE WE CONTINUE TO EXPLORE THE FEASIBILITY OF IMPLEMENTING OUR ORIGINAL BUSINESS PLAN, GIVEN OUR LACK OF SUCCESS AT SECURING SUFFICIENT FINANCING TO DEVELOP AN INTERNET BASED MORTGAGE BUSINESS, WE BELIEVE IT IS IN THE BEST INTERESTS OF US AND OUR SHAREHOLDERS TO CONSIDER OTHER BUSINESS OPPORTUNITIES. ADDITIONALLY, WE BELIEVE IT MAY BE NECESSARY TO ACQUIRE ANOTHER BUSINESS TO PREVENT HAVING TO CEASE OPERATIONS. AS OF THE DATE OF THIS REPORT, WE ARE FOCUSING OUR EFFORTS ON IDENTIFYING SUCH A BUSINESS. WE HAVE ENGAGED IN PRELIMINARY DISCUSSIONS WITH PARTIES ABOUT ACQUIRING ANOTHER BUSINESS, OR BEING ACQUIRED BY ANOTHER BUSINESS, BUT AS OF THE DATE OF THIS REPORT, WE HAVE NOT ENTERED INTO ANY AGREEMENTS RELATING TO ANY SUCH
                  ACQUISITIONS...." [Emphasis supplied.]

     MR. JAMES PLATEK, DELTA MUTUAL, INC.                      PAGE 2 OF 3

         Accordingly, the accompanying revised report should be presented in place of the original report, and the Firm hereby grants its consent to the inclusion of this revised report in the Form 10KSB.


                                                  Sincerely,



                                                  /s/Daniel J. Baier
                                                  Daniel J. Baier


Daniel J. Baier, CPA, P.C. o 2541 Monroe Avenue o Suite 304 o Rochester, New York 14618 o (716) 271-4550

                                               2541 Monroe Avenue o Suite 306
                                                  Rochester, New York  14618
DANIEL J. BAIER, CPA, P.C.                              (716) 271-4550
================================================================================
Certified Public Accountant o Business and Financial Advisory Services

           To the Shareholders of Delta Mutual, Inc.

           I have audited the accompanying balance sheet of Delta Mutual, Inc. as of December 31, 1999, and the related statements of loss, cash flows and shareholders' equity for the period since inception (November 17, 1999) then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

           I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

           In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta Mutual Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

           The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise whose business purpose is to develop as an "online" mortgage company, catering specifically to the needs of households with substandard credit by offering first and second mortgages as well as home equity lines of credit. The Company is pursuing other business opportunities as it has been unable to implement its mortgage business. As more fully explained in Note 1 of the financial statements, the Company needs to obtain additional financing to fulfill its developmental activities and achieve a level of sales adequate to support its cost structure. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.


                                          /s/Daniel J. Baier
                                          Daniel J. Baier, CPA, P.C.
                                          Rochester, NY
                                          February 22, 2000
                                          (except for Note 1, for which
                                           the date is April 16, 2001)

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS

                                                                              December 31,
                                                                      --------------------------
                                                                          2000          1999
                                                                      ------------   -----------

Current Assets:
    Cash                                                              $       421    $    5,383
                                                                      ------------   -----------

         TOTAL ASSETS                                                 $       421    $    5,383
                                                                      ============   ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable and accrued expenses                             $    23,538    $    2,714
    Loan from stockholder                                                   4,950         4,950
                                                                      ------------   -----------
         Total Liabilities                                                 28,488         7,664
                                                                      ------------   -----------

Stockholders' Deficiency:
    Common stock $0.0001 par value - authorized
      20,000,000 shares; 557,000 and 485,000
      shares issued and outstanding                                            56            49
    Additional paid-in-capital                                             10,694         3,501
    Deficit accumulated during
      the development stage                                               (38,817)       (5,831)
                                                                      ------------   -----------
         Total Stockholders' Deficiency                                   (28,067)       (2,281)
                                                                      ------------   -----------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                                   $       421    $    5,383
                                                                      ============   ===========


                       See notes to financial statements.
                                      F-1

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                               Period from
                                                                                            November 17, 1999
                                                            Years Ended December 31,       (Date of Formation)
                                                        -------------------------------          through
                                                             2000             1999           December 31, 2000
                                                        ---------------  --------------     --------------------

Costs and Expenses
    General and administrative
      expenses                                          $       32,986   $       5,831      $          38,817
                                                        ---------------  --------------     ------------------

    Net (loss)                                          $      (32,986)  $      (5,831)     $         (38,817)
                                                        ===============  ==============     ==================

    (Loss) per common share
      basic and diluted                                 $        (0.06)  $       (0.01)
                                                        ===============  ==============

    Weighted average number of
      common shares outstanding-
      basic and diluted                                        543,433         485,000
                                                        ===============  ==============


                       See notes to financial statements.
                                      F-2

                                DELTA MUTUAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT of STOCKHOLDERS' DEFICIENCY

                                                                                               Deficit
                                                Number of                                    Accumulated
                                                  Common        Common        Paid in     During Development
                                                  Shares         Stock        Capital            Stage             Total
                                               ------------    ----------  -------------  -------------------  -------------
Balance at formation
    (November 17, 1999                                 -       $     -     $        -     $            -       $        -
Sale of common stock
    (at $0.0001 - $0.10 per share)                 485,000            49          3,501                               3,550
Deficit for the period from
    November 17, 1999
    (Date of formation) through
    December 31, 1999                                  -             -              -               (5,831)             -
                                               ------------    ----------  -------------  -----------------    -------------

Balance, December 31, 1999                         485,000            49          3,501             (5,831)          (2,281)

Sale of common stock
    (at $0.10 per share)                            72,000             7          7,193                               7,200

Net (loss)                                                                                         (32,986)             -
                                               ------------    ----------  -------------  -----------------    -------------

Balance, December 31, 2000                         557,000     $      56   $     10,694   $        (38,817)    $    (28,067)
                                               ============    ==========  =============  =================    =============



                       See notes to financial statements.
                                      F-3

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                         Period
                                                                                    November 17, 1999
                                                      Years Ended December 31,     (Date of Formation)
                                                    ---------------------------         through
                                                        2000           1999         December 31, 2000
                                                    -----------   -------------    -------------------
Cash flows from operating activities:

    Net loss                                        $ (32,986)    $     (5,831)    $        (38,817)
    Changes in operating assets
    and liabilities:                                   20,824            2,714               23,538
                                                    -----------   -------------    -----------------
Net cash (used in) operating activities:              (12,162)          (3,117)             (15,279)
                                                    -----------   -------------    -----------------

Cash flows from financing activities:
    Proceeds from sale of common stock                  7,200            3,550               10,750
    Proceeds from officer                                   -            4,950                4,950
                                                    -----------   -------------    -----------------
    Net cash provided by
      financing activities                              7,200            8,500               15,700
                                                    -----------   -------------    -----------------

    Net increase (decrease) in cash                    (4,962)           5,383                  421
    Cash - Beginning of year                            5,383              -                    -
                                                    -----------   -------------    -----------------
    Cash - Ending of year                           $     421     $      5,383     $            421
                                                    ===========   =============    =================

    Supplementary information:
      Cash paid during year for:
         Interest                                   $     -       $        -
                                                    ===========   ============
         Income taxes                               $     285     $        -
                                                    ===========   ============

    Changes in operating assets and
      liabilities consists of:
      Increase in accounts payable
         and accrued expenses                       $  20,824     $      2,714
                                                    ===========   =============

                       See notes to financial statements.
                                      F-4

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

ORGANIZATION

         We were incorporated under the name Delta Mutual, Inc. on November 17, 1999 in the State of Delaware. From inception through December 31, 2000 the
Company has not yet commenced operations and no revenue has been derived. Accordingly, the Company is considered a development stage enterprise. We are a development stage company that intended to provide mortgage services through the Internet to the "sub-prime" market. The sub-prime market consists of borrowers having substandard credit. We intended to offer varied levels of mortgage and lending services by capitalizing on the popularity of the Internet based financial services companies. We believed both consumers and investors would be interested in our business plan and the services we intended to offer. We secured the domain name rights to the name deltamutual.com.

         The Company intends to raise capital to develop as an "online" mortgage company catering specifically to the needs of households with substandard credit by offering first and second mortgages as well as home equity lines of credit. The Company expects to handle all aspects of loan origination for the borrower and would also provide complete transaction services for sale in the secondary market. The intended services, offered principally through an internet web site.

         While we continue to explore the feasibility of implementing our original business plan, given our lack of success at securing sufficient financing to develop an Internet based mortgage business, we believe it is in the best interests of Delta and its shareholders to consider other business opportunities. Additionally, we believe it may be necessary to acquire another business to prevent having to cease operations. As of the date of this report, we are focusing our efforts on identifying such a business. We have engaged in preliminary discussions with parties about acquiring another business, or being acquired by another business, but as of the date of this report, we have not entered into any agreements relating to any such acquisitions.

         We do not intend to restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of any kind or nature. We may seek business opportunities with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Therefore, we have virtually unlimited discretion to search for and enter into negotiations with potential business opportunities. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we offer.

NATURE OF BUSINESS AND LIQUIDITY

         The Company's financial statements for the year ended December 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations.

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

         Management is actively seeking additional capital to ensure the continuation of its development activities. However, there is no assurance that additional capital will be obtained. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

LOSS PER COMMON SHARE

         Basic and diluted loss per common share are computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings
(loss) by the weighted average number of common shares and potential common shares outstanding during the year.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         For financial instruments including cash, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

INCOME TAXES

         At December 31, 2000 the Company has a net operating loss ("NOL") carryforward of approximately $38,900 for financial reporting purposes and zero for tax purposes. The difference between financial reporting and tax purposes results from temporary differences caused by capitalization of start-up expenditures for tax purposes as required by Internal Revenue Code Section 195. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely.


NEW FINANCIAL ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ended
December 31, 2000. Such adoption has not resulted in a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In March, 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25. FIN No. 44 clarifies
(i) the  definition  of  employees  for purposes of applying APB Opinion No. 25,
(ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000. This standard has not had a significant impact on the Company's results of operations, financial position or cash flows.

2. - COMMON STOCK

         The Company has a single class of Common Stock with a par value of $0.0001 per share. There are 20 million shares authorized, and at December 31, 2000 and 1999, respectively, 557,000 and 485,000 shares were issued and outstanding. The president of the Company purchased 300,000 shares in November of 1999.

         Such shares were issued without registration in reliance on an exemption in federal securities laws that permit issuance of stock up to $1 million without registration of the securities.

3. - RELATED PARTY TRANSACTIONS

         In connection with the initial capitalization of the Company, its principal stockholder loaned the Company $4,950. The loan payable to the officer/stockholder at December 31, 2000 and 1999 was $4,950. Interest is accrued at 10%. For the period ended December 31, 2000 and 1999, interest of $30 and $14 has been accrued on this loan.

         As described in Note 2, the president of the Company purchased 300,000 shares in November of 1999.