Form 10QSB
period 2001-03-31
DELTA MUTUAL INC
filed 2001-05-29
CIK 1112985

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _________________

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

        1730 RHODE ISLAND AVENUE N.W., SUITE 812, WASHINGTON, D.C. 20036
                                 (202) 408-1155
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

            19 NEW ENGLAND AVENUE, SUITE 8C, SUMMIT, NEW JERSEY 07901
                                 (908) 918-0130
         (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  _X_         NO ___


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At May 24, 2001 there were 557,000 shares of Common Stock, $.0001 par value, outstanding.

                               DELTA MUTUAL, INC.

                                      INDEX
                                      -----

                                                                                        Page
                                                                                        ----
Part I.  Financial Information                                                            1

  Item 1.         Financial Statements

                  Balance Sheets as of March 31,
                   2001 (unaudited) and December 31, 2000                                 2

                  Statements of Operations for the Three Months Ended March 31,
                   2001 and 2000 (unaudited) and the Period November 17, 1999
                   (Date of Formation) through March 31, 2001                             3

                  Statements of Cash Flows for the Three Months Ended March 31,
                   2001 and 2000 (unaudited) and the Period November 17, 1999
                   (Date of Formation) through March 31, 2001                             4

                  Notes to Financial Statements (unaudited)                             5 - 7

  Item 2.         Management's Discussion and Analysis
                   or Plan of Operations                                                8 - 9

Part II. Other Information

  Item 1.         Legal Proceedings                                                        10
  Item 2.         Changes in Securities                                                    10
  Item 3.         Defaults upon Senior Securities                                          10
  Item 4.         Submission of Matters to a Vote of Security Holders                      10
  Item 5.         Other Information                                                        10
  Item 6.         Exhibits and Reports on Form 8-K                                         10

Signatures                                                                                 11

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

                  The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS
                                     ------

                                                                    March 31,           December 31,
                                                                    --------------------------------
                                                                      2001                  2000
                                                                    --------            ------------
Current Assets:
    Cash                                                            $    285            $        421
                                                                    --------            ------------
         TOTAL ASSETS                                               $    285            $        421
                                                                    ========            ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
    Accounts payable and accrued expenses                           $ 31,037            $     23,538
    Loan from stockholder                                                  -                   4,950
                                                                    --------            ------------
         Total Liabilities                                            31,037                  28,488
                                                                    --------            ------------

Stockholders' Deficiency:
    Common stock $0.0001 par value - authorized
      20,000,000 shares; 557,000 and 485,000
      shares issued and outstanding                                       56                      56
    Additional paid-in-capital                                        20,688                  10,694
    Deficit accumulated during
      the development stage                                          (51,496)                (38,817)
                                                                    --------            ------------
         Total Stockholders' Deficiency                              (30,752)                (28,067)
                                                                    --------            ------------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                                 $    285            $        421
                                                                    ========            ============



                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                         Period from
                                                                                       November 17, 1999
                                                    Three Months Ended March 31,      (Date of Formation)
                                                    ----------------------------           through
                                                      2001                2000         March 31, 2001
                                                    --------            --------       -----------------
Costs and Expenses
    General and administrative
      expenses                                      $ 12,679            $ 10,037       $          51,496
                                                    --------            --------       -----------------
    Net (loss)                                      $(12,679)           $(10,037)      $         (51,496)
                                                    --------            --------       -----------------
    (Loss) per common share
      basic and diluted                             $  (0.02)           $  (0.02)
                                                    --------            --------
    Weighted average number of
      common shares outstanding-
      basic and diluted                              557,000             485,400
                                                    --------            --------



                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                                              Period
                                                                                         November 17, 1999
                                                        Three Months Ended March 31,    (Date of Formation)
                                                        ----------------------------          through
                                                          2001                2000         March 31, 2001
                                                        --------          ----------    ------------------
Cash flows from operating activities:

    Net loss                                            $(12,679)         $  (10,037)   $          (51,496)
    Changes in operating assets
    and liabilities:                                       7,543               3,234                31,037
                                                        --------          ----------    ------------------
Net cash (used in) operating activities:                  (5,136)             (6,803)   $          (20,459)
                                                        --------          ----------    ------------------
Cash flows from financing activities:
    Proceeds from sale of common stock                         -               3,750                10,750
    Proceeds from officer                                  5,000               4,950                 9,994
                                                        --------          ----------    ------------------
    Net cash provided by
      financing activities                                 5,000               8,700                20,744
                                                        --------          ----------    ------------------
    Net increase (decrease) in cash                         (136)              1,897                   285
    Cash - Beginning of year                                 421                   -                     -
                                                        --------          ----------    ------------------
    Cash - Ending of year                               $    285          $    1,897    $              285
                                                        --------          ----------    ------------------
    Non-cash financing activities:
     Conversion of debt to paid in capital              $  9,994          $        -    $            9,994
                                                        --------          ----------    ------------------
    Supplementary information:
      Cash paid during year for:
         Interest                                       $      -          $        -
                                                        --------          ----------
         Income taxes                                   $      -          $        -
                                                        --------          ----------
    Changes in operating assets and
      liabilities consists of:
      Increase in accounts payable
         and accrued expenses                           $  7,455          $    3,234
                                                        --------          ----------


                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

1.     ORGANIZATION

        The balance sheet as of March 31, 2001, and the statements of operations and cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Delta Mutual, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for December 31, 2000 was derived from audited financial statements.

2.     BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's primary planned activities intended to provide mortgage services through the Internet to the "sub-prime" market. The sub-prime market consists of borrowers having substandard credit. The Company intended to offer varied levels of mortgage and lending services by capitalizing on the popularity of the Internet based financial services companies. At March 31, 2001, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operation.

        As of the date of this report, the Company has entered into a definitive Agreement of Sale to acquire substantially all of the assets of Enterprises Solutions, Inc. Reference is made to the Company's Form 8-K, filed with the Securities and Exchange Commission on May 23, 2001, for details of that transaction.

         The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations or to proceed with the acquisition of Enterprises Solutions, Inc. The Company's continued existence and completion of the Enterprises Solutions, Inc. transaction is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing. Management is actively seeking additional capital to ensure the continuation of its operations and to complete this acquisition. However, there is no assurance that additional capital will be obtained. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.



3.     LOSS PER SHARE

         Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. During the three months ended March 31, 2001 and 2000, potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.


4.     COMMON STOCK

       The Company has a single class of Common Stock with a par value of $0.0001 per share. At March 31, 2001, 557,000 shares were issued and outstanding.

       Such shares were issued without registration in reliance on an exemption in federal securities laws that permit issuance of stock up to $1 million without registration of the securities.

5.     RELATED PARTY TRANSACTIONS

         In connection with the initial capitalization of the Company, its principal stockholder loaned the Company $4,950. An addition $5,000 was loan by the officer/stockholder during the first quarter ended March 31, 2001. Interest was accrued at 10%. The loan and accrued interest was capitalized as of March 31, 2001. The loan payable to the officer/stockholder at March 31, 2001 and December 31, 2000 was $-0- and $4,950, respectively.


6.     SUBSEQUENT EVENTS

         On April 20, 2001, Kelcon, Inc., a Delaware corporation purchased 450,000 shares of common stock, $.0001 par value from the officers of the Company, effectively changing the ownership of the Company.

       On May 11, 2001, the Company has entered into a definitive Agreement of Sale to acquire substantially all of the assets of Enterprises Solutions, Inc. in exchange for 10,583,000 shares of the Company's common stock, subject to adjustment. Reference is made to the Company's Form 8-K, filed with the Securities and Exchange Commission on May 23, 2001, for details of that transaction

Item 2.    Management's Discussion and Plan of Operations

Forward Looking Statements
--------------------------

   Certain information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties. The preparation of forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the control of Delta Mutual Inc. ("Company") control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: economic conditions, labor costs; aviation fuel costs; competitive pressures on pricing; weather conditions; government legislation; consumer perceptions of the Company's products; demand for air transportation in the markets intended to be served by the Company; other operational matters discussed herein and other risks and uncertainties. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed.

Plan of Operation
-----------------

   The Company is in the initial stages of startup and is exploring the feasibility of raising sufficient capital to implement its business plan. The Company has been in the development stage since inception (November 17, 1999).

   The Company has registered its class of common stock on a Form 10-SB registration statement filed pursuant Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act").

   The Company has limited capital and is unable to commence the operations described in its business plan until it raises equity or debt funding. At the present time, the Company has not commenced operations or any activities beyond the planning stage.

   The Company has incurred, and will continue to incur, expenses relating to its operations. Specifically, as long as the Company is required to file reports under the Exchange Act, the Company will continue to incur accounting and legal fees relating to these filings. The Company enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationary, provided by its officers. As of the date of this report, the Company has not generated any revenues.

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

Liquidity
---------

   At March 31, 2001, the Company had a working capital deficit of $30,752, compared to a working capital deficit of $28,067 at December 31, 2000. The decrease in working capital is the result of the net loss incurred during the three months ended March 31, 2001.

Results of Operations
---------------------

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

   General and administrative expenses increased from $10,037 for the three months ended March 31, 2000 to $12,679 for the three months ended March 31, 2001. The Company attributes this increase primarily to an increase in professional fees.

PART II - OTHER INFORMATION

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Not applicable.

         ITEM 5.  OTHER INFORMATION

                    Not applicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                    Not applicable

         (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.


                    None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      DELTA MUTUAL, INC.


                                                      BY: /s/ Kenneth A. Martin
                                                              -----------------
                                                              Kenneth A. Martin,
                                             President & Chief Executive Officer


Dated:  May 29, 2001