Form 10QSB
period 2001-06-30
DELTA MUTUAL INC
filed 2001-08-10
CIK 1112985

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

        1730 RHODE ISLAND AVENUE N.W., SUITE 312, WASHINGTON, D.C. 20036
                                 (202) 408-1155
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

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

YES  X         NO
    ---           -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At August 1, 2001 there were 557,000 shares of Common Stock, $.0001 par value, outstanding.

                               DELTA MUTUAL, INC.

                                      INDEX
                                      -----

                                                                          Page
                                                                          ----

Part I. Financial Information                                               1

  Item 1.      Financial Statements

               Balance Sheets as of June 30,
                2001 (unaudited) and December 31, 2000                      2

               Statements of Operations for the Six Months and Three
                Months Ended June 30, 2001 and 2000 (unaudited) and the Period November 17, 1999 (Date of
                Formation) through June 30, 2001                            3

               Statements of Cash Flows for the Six Months Ended
                June 30, 2001 and 2000 (unaudited) and the Period
                November 17, 1999 (Date of Formation) through June 30,
                2001                                                        4

               Notes to Financial Statements (unaudited)                  5 - 8

  Item 2.      Management's Discussion and Analysis
                or Plan of Operations                                     9 - 11

Part II.       Other Information

  Item 1.      Legal Proceedings                                            12
  Item 2.      Changes in Securities                                        12
  Item 3.      Defaults upon Senior Securities                              12
  Item 4.      Submission of Matters to a Vote of Security Holders          12
  Item 5.      Other Information                                            12
  Item 6.      Exhibits and Reports on Form 8-K                             13

Signatures                                                                  14

PART I. FINANCIAL INFORMATION

        Item 1.Financial Statements

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

               The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                   DELTA MUTUAL INC.
             (A DEVELOPMENT STAGE COMPANY)
                     BALANCE SHEET


                        ASSETS

                                                      June 30       December 31,
                                                    ------------    ------------
                                                         2001          2000
                                                    ------------    ------------
                                                     (unaudited)
Current Assets:
   Cash                                               $    55          $   421
                                                      -------          -------

    TOTAL ASSETS                                      $    55          $   421
                                                      =======          =======

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
       ----------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses              $ 8,258          $23,538
   Due to Enterprise Solutions, Inc.                    8,084          $     -
   Loan from stockholder                               32,578            4,950
                                                      -------          -------
        Total Liabilities                              48,920           28,488
                                                      -------          -------

Stockholders' Deficiency:
   Common stock $0.0001 par value - authorized
     20,000,000 shares; 557,000
     shares issued and outstanding                         56               56
   Additional paid-in-capital                          15,688           10,694
   Deficit accumulated during
     the development stage                            (64,609)         (38,817)
                                                      --------         -------
        Total Stockholders' Deficiency                (48,865)         (28,067)
                                                      --------         -------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIENCY                    $    55          $   421
                                                      =======          =======

                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                             Period from
                                                                                                          November 17, 1999
                                     Six Months Ended June 30,           Three Months Ended June 30,    (Date of Formation)
                                 ---------------------------------  ---------------------------------          through
                                       2001             2000               2001               2000          June 30, 2001
                                 --------------  -----------------  -----------------  ---------------   ------------------

Costs and Expenses
   General and administrative
     expenses                        $  25,792       $  6,595          $  13,113         $  2,389            $ 64,609
                                     ---------       --------          ---------         --------            --------

   Net (loss)                        $ (25,792)      $ (6,595)         $ (13,113)        $ (2,389)           $ (64,609)
                                     ----------      ---------         ----------        --------            ---------

   (Loss) per common share
     basic and diluted               $   (0.04)       $ (0.01)         $   (0.02)        $     -
                                     ==========       ========         =========         =======

   Weighted average number of
     common shares outstanding-
     basic and diluted                 557,000         513,286           557,000          550,333
                                     ==========       ========         =========         ========

                       See notes to financial statements.


                               DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                            Period
                                                                                      November 17, 1999
                                                   Six Months Ended June 30,          (Date of Formation)
                                              ------------------------------------         through
                                                    2001               2000             June 30, 2001
                                              -----------------  -----------------  ---------------------

Cash flows from operating activities:

   Net loss                                          $ (25,792)         $ (6,595)           $ (64,609)
   Changes in operating assets
   and liabilities:                                    (15,236)              736                8,302
                                                     ---------         ---------            ---------
Net cash (used in) operating activities:               (41,028)           (5,859)           $ (56,307)
                                                     ---------         ---------            ---------

Cash flows from financing activities:
   Proceeds from sale of common stock                        -             7,200               10,750
   Proceeds from officer                                32,578                 -               42,478
   Proceeds from loans                                   8,084                 -                8,084
   Payment to officer                                        -            (4,950)              (4,950)
                                                     ---------         ---------            ---------
   Net cash provided by
     financing activities                               40,662             2,250               56,362
                                                     ---------         ---------            ---------

   Net increase (decrease) in cash                        (366)           (3,609)                  55
   Cash - Beginning of period                              421          5,383.00                    -
                                                     ---------         ---------            ---------
   Cash - End of period                              $      55         $   1,774            $      55
                                                     =========         =========            =========

   Non-cash financing activities:
    Conversion of debt to paid-in capital            $   4,994         $       -            $   4,994
                                                     =========         =========            =========

   Supplementary information:
     Cash paid during year for:
        Interest                                     $       -         $      50
                                                     =========         =========
        Income taxes                                 $       -         $       -
                                                     =========         =========

   Changes in operating assets and
     liabilities consists of:
     Increase (decrease) in accounts
        payable and accrued expenses                 $ (15,236)        $     736
                                                     =========         =========

                       See notes to financial statements.


                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ----------------------------------------------------------------------

1.  ORGANIZATION

      The balance sheet as of June 30, 2001, and the statements of operations and cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Delta Mutual, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for December 31, 2000 was derived from audited financial statements.

2.  BASIS OF PRESENTATION

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's primary planned activities intended to provide mortgage services through the Internet to the "sub-prime" market. The sub-prime market consists of borrowers having substandard credit. The Company intended to offer varied levels of mortgage and lending services by capitalizing on the popularity of the Internet based financial services companies. At June 30, 2001, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operation.

      On May 11, 2001, the Company entered into an Agreement of Sale (the "Agreement") with Enterprises Solutions, Inc. ("ESI"). Pursuant to the Agreement, the Company shall acquire substantially all of the assets of ESI in exchange for approximately 10,500,000 shares of the Company's common stock.

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

3.  AGREEMENT OF SALE

In May 2001, Delta and ESI entered into an agreement whereby ESI will sell its assets to Delta for 1.2676 newly issued Delta common shares for each common share of ESI outstanding. Delta is then expected to pay all of ESI's remaining liabilities. ESI will then be liquidated in accordance with the Plan of Liquidation and Dissolution. Approximately 10,500,000 shares of Delta are expected to be issued to ESI shareholders. In short, ESI shareholders will hold approximately 95% of the total issued and outstanding shares of Delta after the transaction. Also, the continuing business of the new entity will be that of ESI. For these reasons, this transaction is considered to be a merger and will be accounted for as if ESI were the surviving entity.

Although the transaction documents refer to Delta as purchasing the net assets of ESI, the transaction for accounting purposes is considered a merger between two companies. As a result, the net assets of ESI are not revalued but are carried over to the new entity at their net asset values as reflected on ESI's books pre merger. Delta will record the transaction at the par value of the newly issued stock and adjust the additional paid-in capital account for the par value of ESI's retired stock and the elimination of Delta's deficit.

The Agreement is conditioned on the effectiveness of the registration statement required to be filed with the Securities and Exchange Commission for the Acquisition, approval of the sale of substantially all of the assets of ESI as part of the Acquisition transaction by the stockholders of ESI, and on the approval by the stockholders of the Company of the recapitalization. Following the recapitalization, the Company will have an authorized capitalization of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

The following consolidated pro forma condensed statements of operations for the three months ended June 30, 2001 and 2000 give effect to the transaction as if it occurred on January 1, 2000.

                                               Three Months Ended June 30,
                                                 2001              2000
                                            -------------     -------------
 Revenue                                      $         -      $         -
 Total operating costs and expenses           $   946,030      $ 1,027,740
 Net (loss)                                   $  (923,952)     $(1,001,015)
 Net (loss) per common share                  $     (0.08)     $     (0.09)
 Weighted average number of
        common shares outstanding              11,032,000       11,032,000
                                              -----------      -----------

4.  LOSS PER SHARE

      Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. During the six months ended June 30, 2001 and 2000, potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

5.  COMMON STOCK

      The Company has a single class of Common Stock with a par value of $0.0001 per share. At June 30, 2001, 557,000 shares were issued and outstanding.

      Such shares were issued without registration in reliance on an exemption in federal securities laws that permit issuance of stock up to $1 million without registration of the securities.

6.  RELATED PARTY TRANSACTIONS

      In connection with the initial capitalization of the Company, its former principal stockholder loaned the Company $4,950. Interest was accrued at 10%. The loan and accrued interest was capitalized as of March 31, 2001. In April, 2001 the new principal shareholder advanced the Company $32,578 to fund the Company's operations.

      In connection with the acquisition of ESI, the Company was advanced $8,084 by ESI as of June 30, 2001.

7.  RECENT DEVELOPMENTS

      On April 20, 2001, Kelcon, Inc., a Delaware corporation purchased 450,000 shares of common stock, $.0001 par value from the officers of Delta Mutual Inc, effectively changing the ownership of the Company.

Item 2.   Management's Discussion and Plan of Operations

Forward Looking Statements
--------------------------

This Form 10-QSB contains Forward-Looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "plan", "may", "expect", "anticipate", "estimate", "hopes", "believes", "continue", "intends", "seeks", "contemplates", "suggest", "envisions", or the negative thereof or other varieties thereof or comparable terminology. Actual results could differ materially from these Forward-Looking statements. In light of these risks and uncertainties, there can be no assurance that the Forward-Looking information contained in this Form 10-QSB will, in fact, occur. Delta does not undertake any obligation to revise these Forward-Looking statements to reflect future events or circumstances and other factors discussed elsewhere in this Form 10-QSB and the documents filed or to be filed by Delta with the SEC.

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

In May 2001, Delta and ESI entered into an agreement whereby ESI will sell its assets to Delta for 1.2676 newly issued Delta common shares for each common share of ESI outstanding. Delta is then expected to pay all of ESI's remaining liabilities. ESI will then be liquidated in accordance with the Plan of Liquidation and Dissolution. Approximately 10,500,000 shares of Delta are expected to be issued to ESI shareholders. In short, ESI shareholders will hold approximately 95% of the total issued and outstanding shares of Delta after the transaction. Also, the continuing business of the new entity will be that of ESI. For these reasons, this transaction is considered to be a merger and will be accounted for as if ESI were the surviving entity.

Although the transaction documents refer to Delta as purchasing the net assets of ESI, the transaction for accounting purposes is considered a merger between two companies. As a result, the net assets of ESI are not revalued but are carried over to the new entity at their net asset values as reflected on ESI's books pre merger. Delta will record the transaction at the par value of the newly issued stock and adjust the additional paid-in capital account for the par value of ESI's retired stock and the elimination of Delta's deficit.

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

Liquidity
---------

      At June 30, 2001, the Company had a working capital deficit of $48,865 compared to a working capital deficit of $28,067 at December 31, 2000. The decrease in working capital is the result of the net loss incurred during the six months ended June 30, 2001.

Results of Operations
---------------------

Six Months Ended June 30, 2001 compared to
------------------------------------------
  Six Months Ended June 30, 2000
  ------------------------------

      General and administrative expenses increased from $6,595 for the six months ended June 30, 2000 to $25,792 for the six months ended June 30, 2001. The Company attributes this increase primarily to an increase in professional fees.

Three Months Ended June 30, 2001 compared to
--------------------------------------------
  Three Months Ended June 30, 2000
  --------------------------------

      General and administrative expenses increased from $2,389 for the three months ended June 30, 2000 to $13,113 for the three months ended June 30, 2001. The Company attributes this increase primarily to an increase in professional fees.

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

        ITEM 5.  OTHER INFORMATION

                 Not applicable

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits:

                 Not applicable

        (b)The following reports on Form 8-K were filed during the last quarter of the period covered by this report.


           On May 23, 2001 the Company filed a current report on Form 8-K describing an Agreement in Principle with Enterprise Solutions, Inc. ("ESI") pursuant to which the Company would acquire substantially all of the assets of ESI in exchange for 10,583,000 of the Company's common stock.

           The Agreement is conditioned on effectiveness of the registration statement required to be filed with the Securities and Exchange Commission for the Acquisition, approval of the sale of substantially all of the assets of ESI as a part of the Acquisition transaction by the stockholders of ESI and on the approval by the stockholders of the Company of a recapitalization of the Company, so that, following such recapitalization, the Company will have an authorized capitalization of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Company has also agreed to change its name to Internet High Assurance Corporation, or such other name as is mutually agreeable to the Company and ESI. The obligations of ESI under the Agreement are subject to the Company's maintaining its OTC Bulletin Board listing for the DMI Common Stock through the Acquisition Effective Date.

           It is intended that the Acquisition would qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DELTA MUTUAL, INC.

                                                BY: /s/ Kenneth Martin
                                                    ----------------------------
                                                       Kenneth Martin
                                                        Principal Financial and
                                                        Chief Accounting Officer

Dated:  August 10, 2001