Form 10QSB
period 2001-09-30
DELTA MUTUAL INC
filed 2001-11-09
CIK 1112985

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

YES  X         NO
    ---           ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At October 23, 2001 there were 557,000 shares of Common Stock, $.0001 par value, outstanding.

                               DELTA MUTUAL, INC.

                                      INDEX

                                                                          Page

Part I.  Financial Information                                              1

  Item 1.         Financial Statements

                  Balance Sheets as of September 30,
                   2001 (unaudited) and December 31, 2000                   2

                  Statements of Operations for the Nine Months
                   and Three Months Ended September 30, 2001
                   and 2000 (unaudited) and the Period
                   November 17, 1999 (Date of Formation) through
                   September 30, 2001                                       3

                  Statements of Cash Flows for the Nine Months
                   Ended September 30, 2001 and 2000 (unaudited)
                   and the Period November 17, 1999 (Date of
                   Formation) through September 30, 2001                    4

                  Notes to Condensed Financial Statements
                  (unaudited)                                             5 - 8

  Item 2.         Management's Discussion and Analysis
                   or Plan of Operations                                  9 - 11

Part II. Other Information

  Item 1.         Legal Proceedings                                         12
  Item 2.         Changes in Securities                                     12
  Item 3.         Defaults upon Senior Securities                           12
  Item 4.         Submission of Matters to a Vote of Security Holders       12
  Item 5.         Other Information                                         12
  Item 6.         Exhibits and Reports on Form 8-K                          13

Signatures                                                                  14

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following condensed financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

                  The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS

                                                                                         September 30,  December 31,
                                                                                         ---------------------------
                                                                                             2001           2000
                                                                                         ------------   ------------
                                                                                          (unaudited)
Current Assets:
    Cash                                                                                 $     11,671   $        421
                                                                                         ------------   ------------

         TOTAL ASSETS                                                                    $     11,671   $        421
                                                                                         ============   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable and accrued expenses                                                $      2,265   $     23,538
    Due to Enterprise Solutions, Inc.                                                          54,414   $       --
    Loan from stockholder                                                                      27,578          4,950
                                                                                         ------------   ------------
         Total Liabilities                                                                     84,257         28,488
                                                                                         ------------   ------------

Stockholders' Deficiency:
    Common stock $0.0001 par value - authorized
      20,000,000 shares; 557,000
      shares issued and outstanding                                                                56             56
    Additional paid-in-capital                                                                 20,688         10,694
    Deficit accumulated during
      the development stage                                                                   (93,330)       (38,817)
                                                                                         ------------   ------------
         Total Stockholders' Deficiency                                                       (72,586)       (28,067)
                                                                                         ------------   ------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                                                      $     11,671   $        421
                                                                                         ============   ============


                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                    Period from
                                                                                                                 November 17, 1999
                                       Nine Months Ended September 30,      Three Months Ended September 30,    (Date of Formation)
                                      ----------------------------------   ----------------------------------        through
                                            2001               2000             2001               2000         September 30, 2001
                                      ---------------    ---------------   ---------------    ---------------   ------------------

Costs and Expenses
    General and administrative
      expenses                        $        54,513    $        23,858   $        28,721    $        17,263   $           93,330
                                      ---------------    ---------------   ---------------    ---------------   ------------------

    Net (loss)                        $       (54,513)   $       (23,858)  $       (28,721)   $       (17,263)  $          (93,330)
                                      ---------------    ---------------   ---------------    ---------------   ------------------

    (Loss) per common share
      basic and diluted               $         (0.10)   $         (0.05)  $         (0.05)   $         (0.03)
                                      ===============    ===============   ===============    ===============

    Weighted average number of
      common shares outstanding-
      basic and diluted                       557,000            531,124           557,000            557,000
                                      ===============    ===============   ===============    ===============


                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                               Period
                                                                                          November 17, 1999
                                                   Nine Months Ended September 30,       (Date of Formation)
                                                 -----------------------------------           through
                                                       2001                2000           September 30, 2001
                                                 ---------------     ---------------     --------------------
Cash flows from operating activities:

    Net loss                                     $       (54,513)    $       (23,858)    $            (93,330)
    Changes in operating assets
    and liabilities:                                     (21,229)             16,686                    2,309
                                                 ---------------     ---------------     --------------------
Net cash (used in) operating activities:                 (75,742)             (7,172)    $            (91,021)
                                                 ---------------     ---------------     --------------------

Cash flows from financing activities:
    Proceeds from sale of common stock                      --                 7,200                   10,750
    Proceeds from officer                                 32,578                --                     42,478
    Proceeds from loans                                  494,414                --                    494,414
    Payment of loan                                     (440,000)                                    (440,000)
    Payment to officer                                      --                (4,950)                  (4,950)
                                                 ---------------     ---------------     --------------------
    Net cash provided by
      financing activities                                86,992               2,250                  102,692
                                                 ---------------     ---------------     --------------------

    Net increase (decrease) in cash                       11,250              (4,922)                  11,671
    Cash - Beginning of period                               421               5,382                     --
                                                 ---------------     ---------------     --------------------
    Cash - End of period                         $        11,671     $           460     $             11,671
                                                 ===============     ===============     ====================

    Non-cash financing activities:
     Conversion of debt to paid-in capital       $          --       $          --       $              4,994
                                                 ===============     ===============     ====================

    Supplementary information:
      Cash paid during year for:
         Interest                                $          --       $            50
                                                 ===============     ===============
         Income taxes                            $          --       $           425
                                                 ===============     ===============

    Changes in operating assets and
      liabilities consists of:
      Increase (decrease) in accounts
         payable and accrued expenses            $       (21,229)    $        16,668
                                                 ===============     ===============

                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. ORGANIZATION

       The balance sheet as of September 30, 2001, and the statements of operations and cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Delta Mutual, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for December 31, 2000 was derived from audited financial statements.

2. BASIS OF PRESENTATION

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's primary planned activities intended to provide mortgage services through the Internet to the "sub-prime" market. The sub-prime market consists of borrowers having substandard credit. The Company intended to offer varied levels of mortgage and lending services by capitalizing on the popularity of the Internet based financial services companies. At September 30, 2001, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operation.

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

       The following consolidated pro forma condensed statements of operations for the three months ended September 30, 2001 and 2000 give effect to the transaction as if it occurred on January 1, 2000.

                                         Nine Months Ended September 30,        Three Months Ended September 30,
                                       -----------------------------------     -----------------------------------
                                             2001                2000                2001                2000
                                       ---------------     ---------------     ---------------     ---------------

Revenue                                $          --       $          --       $          --       $          --
Total operating costs and expenses     $     2,506,560     $     3,106,497     $       727,866     $       976,466
Net (loss)                             $    (2,435,435)    $     3,028,094     $      (710,516)    $      (929,062)
Net (loss) per common share
  -basic and diluted                   $         (0.22)    $         (0.27)    $         (0.06)    $         (0.08)
Weighted average number of
  common shares outstanding
  -basic and diluted                        11,057,000          11,031,124          11,057,000          11,057,000
                                       ===============     ===============     ===============     ===============

4. LOSS PER SHARE

       Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. During the nine months ended September 30, 2001 and 2000, potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

5. COMMON STOCK

       The Company has a single class of Common Stock with a par value of $0.0001 per share. At September 30, 2001, 557,000 shares were issued and outstanding.

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

       In connection with the acquisition of ESI, the Company was advanced $494,414 and was repaid $440,000 as of September 30, 2001.

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

Liquidity

   At September 30, 2001, the Company had a working capital deficit of $72,586 compared to a working capital deficit of $28,067 at December 31, 2000. The decrease in working capital is the result of the net loss incurred during the nine months ended September 30, 2001.

Results of Operations

Nine Months Ended September 30, 2001 compared to
  Nine Months Ended September 30, 2000

   General and administrative expenses increased from $23,858 for the nine months ended September 30, 2000 to $54,513 for the nine months ended September 30, 2001. The Company attributes this increase primarily to an increase in professional fees.



Three Months Ended September 30, 2001 compared to
  Three Months Ended September 30, 2000

   General and administrative expenses increased from $17,263 for the three months ended September 30, 2000 to $28,721 for the three months ended September 30, 2001. The Company attributes this increase primarily to an increase in professional fees.

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

         ITEM 5.  OTHER INFORMATION

                  Not applicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Not applicable

         (b)      None

                  There were no Current Reports on Form 8-k filed by the registrant during the quarter ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               DELTA MUTUAL, INC.


                                               BY: /s/ Kenneth Martin
                                                   -----------------------------
                                                   Kenneth Martin
                                                   Principal Financial and
                                                   Chief Accounting Officer



Dated:  November 8, 2001