Form 10KSB
period 2001-12-31
DELTA MUTUAL INC
filed 2002-04-16
CIK 1112985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-30563

                               DELTA MUTUAL, INC.
                 (Name of small business issuer in its charter)

                   DELAWARE                                     14-1818394
                   --------                                     ----------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)

6723 WHITTIER AVENUE (STE. 203), McLEAN, VIRGINIA                  22101
-------------------------------------------------                  -----
    (Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (703) 918-0350

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

                   COMMON STOCK (par value $0.0001 per share)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year. $ -0-
         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 11, 2002: $11,770 (See Item 5)
         Number of shares outstanding of registrant's Common Stock, no par value, as of April 12, 2002: 557,000 (See Item 11)
         Documents incorporated by reference: NONE
         Transitional Small Business Disclosure Format (check one):  Yes   No X
                                                                        ---  ---

Exhibit index on consecutive page 20

                                     PART I

FORWARD LOOKING STATEMENTS

Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the terms "we", "our" and "us" refers to Delta Mutual, Inc.

GENERAL

We were incorporated under the name Delta Mutual, Inc. on November 17, 1999 in the State of Delaware. We are a development stage company that intended to provide mortgage services through the Internet to borrowers having substandard credit. We intended to offer varied levels of mortgage and lending services by capitalizing on the popularity of Internet based financial services companies. We believed both consumers and investors would be interested in our business plan and the services we intended to offer. We secured the domain name rights to the name deltamutual.com.

Initially, we believed we would be able to fund our intended operations through the sale of our common stock. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTM". At the time of our formation, companies with Internet based businesses were treated favorably in the capital markets. In 2000, however, the market for the stock of Internet based businesses deteriorated substantially and many such companies went out of business because they were unable to generate sufficient revenues and were unable to raise additional capital.

From inception through December 31, 2001, we raised a limited amount of capital ($10,750) through the sale of our common stock, but we were unable to secure the financing necessary to pursue our original business plan.

In April 2001, Kelcon, Inc. ("Kelcon"), a company newly organized for the purpose, acquired a controlling interest (450,000 shares) in Delta with a view to acquiring the assets of Enterprises Solutions, Inc. ("Enterprises"). Enterprises is a development stage company organized to develop and market computer security devices and software. Kelcon is owned by Kenneth A. Martin, who was familiar with Enterprises' affairs by virtue of his services as legal counsel to that company. Kelcon's Delta shares were acquired from two of Delta's directors, James E. Platek (300,000 shares) and Bonnie Cunningham (150,000), for which Kelcon paid a total of $450,000. Mr. Martin supplied $75,000 of the purchase price for Delta's shares, and an overseas investor who had previously invested in Enterprises supplied $375,000, for which Kelcon issued a 20% promissory note due October 31, 2001. This note is now in default. The investor has the right to convert $100,000 principal amount of the note into 100,000 shares of Kelcon's Delta stock. As part of this transaction, Mr. Platek, Ms. Cunningham, and Delta's third director, Robert Franz, resigned and appointed Mr. Kenneth A. Martin as Delta's sole director. Mr. Martin then appointed Mr. Sailor H. Mohler and Mr. Phillip Chung as additional directors.

In May 2000, we entered into an Agreement of Sale pursuant to which Delta was to acquire substantially all Enterprises' assets in exchange for approximately 11,068,307 shares of Delta's common stock. Following such transaction, Enterprises' stockholders would have owned more than 95% of our company's outstanding stock. The principal asset to be acquired was Enterprises' Internet security business. Enterprises, whose executive offices are located in Braintree, Massachusetts, had developed three products which it believed were ready for market, including a PC accessory consisting of a small keypad with card-swipe which generates its own encryption key and identification signal, permitting it to send protected data over open systems such as the Internet. Enterprises has also developed software which encrypts the transmission and affords the receiver the means by which to ensure data has not been altered en route. Enterprises' keypads cannot operate without supporting software. One version of its keypad accessory has a fixed Global Positioning Satellite chip that transmits the keypad's longitude and latitude, as well as the transaction's date and time. Enterprises had also developed a complementary computer platform device with a designed-in computer and network security function utilizing a standard Intel-based architecture. There had been no sales of any of such products as of March 31, 2002.

In June 2001, we prepared and filed with the Securities and Exchange Commission a registration statement for the shares to be issued to Enterprises' stockholders, with a view to consummating the acquisition. In the fall of 2001, we loaned Enterprises substantial monies for transaction costs, for which Enterprises has issued us a promissory note for $100,000 (convertible into shares of Enterprises' common stock at the then current market price for such stock, but not less than $.20 per share). We have loaned Enterprises $90,000 against such note through April 15, 2002. In an attempt to further the business contemplated by the proposed transaction, we purchased 35 prototype keypad devices from Panasonic for which we paid $45,000. (We also obtained an exclusive worldwide license to Enterprises' technology, but this agreement has been rescinded.) In December 2001, we held a meeting of stockholders to approve an amendment to our charter changing our name to "Trusted Authentication Devices, Inc.", and increasing the amount of authorized stock (such amendment to have been filed only incident to a closing on the transaction with Enterprises).

On October 21, 2001, Enterprises' president, John Solomon, died, leaving Enterprises without a chief executive. As of the date of this report, the registration statement filed by Enterprises and us had not been approved by the Securities and Exchange Commission, and Enterprises was without sufficient funds to pay the professional and accounting fees necessary for a closing, or to pay for marketing its products. We have therefore determined not to expend additional funds on such acquisition, and to look for alternative businesses to acquire or with which to merge. In light of such changed circumstances, Enterprises' lack of funds with which to pay the costs necessary to close on the transaction, and the Securities and Exchange Commission's comments with respect to the parties' registration statement, we view the Agreement of Sale as terminated and have suspended all activities to implement such acquisition. It is our intention to withdraw the company's registration statement.

In April 2002, we assigned the keypads purchased from Panasonic to Enterprises in exchange for a promissory note dated May 31, 2001, made by John A. Solomon to Enterprises. We intend to exchange such note for our note to his widow, Mrs. Rosanne Solomon.

FUTURE ACQUISITION PLANNED

It remains our intention to enter into a merger with or acquire the assets of another business.

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

We anticipate that we may be able to participate in only one business venture because we have nominal assets and limited financial resources. Our lack of diversification should be considered a substantial risk to our stockholders because it may not permit us to offset potential losses from one venture against gains from another.

We do not intend to seek capital to finance the operation of any acquired business opportunity until such time as we have successfully consummated a merger or acquisition. It is anticipated that we will incur nominal expenses in the implementation of our plan of operation.

We anticipate that the search for an alternate business opportunity will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all stockholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have, and will continue to have, limited capital with which to attract owners of business opportunities. However, we believe we will be able to offer owners of acquisition candidates the opportunity to acquire an interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with our acquisition of a business opportunity, including the costs of preparing annual (Form 10-K or 10-KSB), quarterly (Form 10-Q or 10-QSB) and current reports (Form 8-K), agreements and related documents. The Securities Exchange Act of 1934 specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which includes providing audited financial statements to be included within the numerous filings required under the Exchange Act. However, we have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our officers and directors will analyze new business opportunities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present affiliations and relationships of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as:
         o    available technical, financial and managerial resources;
         o    working capital and other financial requirements;

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

We will rely upon the efforts of our officers, directors and, to a much lesser extent, the efforts of our stockholders, in implementing our plan of operation. We do not anticipate hiring outside consultants or advisors, except for our legal counsel and accountants. However, if we do retain an outside consultant or advisor, any cash fee earned by such party will most likely be paid by the prospective merger/acquisition candidate. As of the date of this report, we do not have any contracts or agreements with any outside consultants and none are contemplated.

STRUCTURE OF POSSIBLE ACQUISITION

In the event we identify a suitable business, we may acquire the stock or assets of such business, or become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with such corporation or entity. On consummation of such a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities as part of or immediately after the transaction is consummated or at specified times thereafter. At this time, we do not anticipate registering any additional securities until a merger or acquisition is consummated. The issuance of substantial additional securities and their potential sale into the trading market may have a depressive effect on the value of our securities.

While the actual terms of a transaction cannot be predicted, it may be expected that the parties will desire to avoid the creation of a taxable event and structure the acquisition in a so-called "tax-free" reorganization under the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of our stockholders. In fact, the stockholders of companies such as ours which does not have any assets generally receive far less than 20% of the surviving company.

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

We will not consider an opportunity where the entity cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing or within a reasonable time thereafter, the closing documents will provide that the proposed transaction will be voidable at our discretion. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

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

RISK FACTORS

Our business is subject to numerous risk factors, including the following:

NO REVENUE AND MINIMAL ASSETS. We have no operations or revenues. We incurred substantial expenses in connection with our attempt to acquire Enterprises' assets, and having failed to consummate such acquisition, we essentially have no assets or financial resources. We will, in all likelihood, continue to incur operating expenses without corresponding revenues until we acquire a business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a combination. As a result, we may continue to incur net operating losses that will increase continuously.

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

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION. As pointed out above, we have at least temporarily abandoned our efforts to acquire Enterprises' assets. We believe our agreement with Enterprises is no longer in effect due to changed circumstances, including the death of its president, and Enterprises' inability to make effective its registration statement. At the present time, we have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, any other business. There can be no assurance that we will be successful in identifying and evaluating other business opportunities or in concluding a business combination. Management is not limited to any particular industry or specific business within an industry for evaluation by us. We cannot assure you that we will be able to negotiate a business combination on terms favorable to us.

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

LIMITED TIME AVAILABILITY; LOSS OF MANAGEMENT SERVICES. While seeking a business combination, management anticipates devoting up to 20 hours per month to our business. We have not obtained key man life insurance on any of our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

CONFLICTS OF INTEREST. Our officers and directors participate in other business ventures which compete for their time with the company. Additional conflicts of interest and non-arm's length transactions may also arise in the event our officers or directors are involved in the management of or render legal services to any firm with which we transact business.

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

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. Except for certain studies conducted in connection with the proposed transaction with Enterprises, we have not conducted any market studies in connection with any particular business or industry. Moreover, we do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, we cannot assure you we will be successful in completing any such business combination.

LACK OF DIVERSIFICATION. Our operations, even if successful, will in all likelihood result in our engaging in a business combination with another entity. Consequently, our activities may be limited to those engaged in by any entity with which we merge or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and, therefore, increase the risks associated with our operations.

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

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of our common stock will, in all likelihood, result in stockholders of a private company obtaining a controlling interest in us. Any such business combination may require our management and/or affiliates to sell or transfer all or a portion of our common stock held by them and/or to resign as members of our board of directors. The resulting change in control of our company could result in removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs. A $250,000 note payable to Rosanne Solomon, the widow of Enterprises' former president, is convertible into shares of Delta's common stock at the market price per share on the date of conversion. As of March 31, 2002, the number of shares into which such note could be converted was 2,272,727 shares, or approximately 80% of the number of shares which would then be outstanding. Were Mrs. Solomon to exercise such option, she would have effective control of our company. We have the right to pay such note with a promissory note made by John A. Solomon to Enterprises, and we have acquired such note from Enterprises for the purpose of such a pay-off. The existence of such conversion rights could have adversely affected our ability to negotiate a merger with or acquisition of another business.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION. If we engage in a business combination with a private entity, in all likelihood, such a combination would result in us issuing securities to the owners of such private entity. The issuance of our previously authorized and unissued common stock would result in a reduction in the percentage of shares owned by our present and prospective stockholders and may result in a change in control or management of us.

"PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF OUR SECURITIES. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). If our shares are traded for less than $5.00 per share, as they currently are, the shares will be subject to the SEC's penny stock rules unless (1) our net tangible assets exceed $5,000,000 during our first three years of continuous operations or $2,000,000 after our first three years of continuous operations; or (2) we have had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for stock that becomes subject to the penny stock rules. As long as our common stock is subject to the penny stock rules, stockholders may find it difficult to sell our common stock.

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

EMPLOYEES

We have no full time employees. Our president has agreed to allocate a portion of his time to our business without compensation. We believe that our business plan can be implemented by his devoting an aggregate of 20 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to his allocation of time. We do not expect any significant changes in the number of employees, until we have operations. Our officers and directors are or may become involved with other companies who have a business purpose similar to ours. As a result, potential conflicts of interest may arise in the future. If such a conflict does arise and one of our officers or directors is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to us or another company they are affiliated with, they will disclose the opportunity to all such companies.

ITEM 2.  DESCRIPTION OF PROPERTY.

We have no properties and at this time no agreements to acquire any properties. We operate from offices at 6723 Whittier Avenue (ste. 203), McLean, Virginia 22101. Space is provided to us on a rent free basis by Kenneth A. Martin, our president, director and a principal stockholder, and it is anticipated that this arrangement will remain until such time as we successfully consummate a merger or acquisition. We believe that this space will meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of stockholders was held on December 24, 2001. The holder of 450,000 shares (Kelcon) was present at this meeting, and voted in favor of each of each of the following actions. Approximately 107,000 shares were not voted. No votes were cast in opposition.

o Kenneth A. Martin, Phillip A. Chung, and Sailor Mohler were re-elected as members of the Board of Directors.

o An amendment to the company's Certificate of Incorporation was adopted, changing the company's name to "Trusted Authentication Devices, Inc.", increasing the number of shares of common stock authorized to 100,000,000, and authorizing 5,000,000 shares of preferred stock. (The preferred stock would have a par value of $.0001 per share, and would be issuable in such series, with such voting, dividend, conversion, liquidation and other rights and preferences, as the board of directors should determine, without further action by Delta's stockholders.) Such amendments have not been filed and at the present time there is no intention to file such amendments.

o The 2001 Employee Stock Option Plan was approved, pursuant to which 2,000,000 shares of Delta's common stock are reserved for the grant of options to key employees. (See Part III, "Compensation Plans".) No options have been issued and there are no present plans to issue any options.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, since approximately February 1, 2001. Our shares are listed under the symbol "DLTM". The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.
                                                    High               Low
                                                    ----               ---
                  2001:    1st Quarter                .47               .25
                           2nd Quarter               2.95              1.01
                           3rd Quarter               1.10               .51
                           4th Quarter               1.01               .05
                  2002:    1st Quarter                .45               .11

During the last two fiscal years, no cash dividends have been declared on Delta's common stock and management does not anticipate that dividends will be paid in the foreseeable future.

As of April 12, 2002, there were 36 record holders of our common stock. During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During March 2000, we sold 2,000 shares of common stock at $0.10 per share, for gross proceeds of $200. The sales were made to two purchasers. No commissions were paid in connection with the sales. These shares were issued pursuant to Rule 504 of Regulation D under the Securities Act. The sales were made in a private offering to friends and associates of our officers, directors and/or stockholders, and did not result in the offer or sale of more than $1,000,000 of securities during any 12 month period. During April 2000, we sold 50,000 shares of common stock at $0.10 per share, for gross proceeds of $5,000. No commissions were paid in connection with the sale. The sale was made to one purchaser. These shares were issued pursuant to Rule 504 of Regulation D under the Securities Act. The sale was made in a private offering to Fair Market, Inc., a Colorado corporation, and did not result in the offer or sale of more than $1,000,000 of securities during any 12 month period. During May 2000, we sold 20,000 shares of common stock at $0.10 per share, for gross proceeds of $2,000. No commissions were paid in connection with the sales. The sales were made to two purchasers. These shares were issued pursuant to Rule 504 of Regulation D under the Securities Act. The sales were made in a private offering to friends and associates of our then officers, directors and/or stockholders, and did not result in the offer or sale of more than $1,000,000 of securities during any 12 month period.

In November 2001, we issued a convertible promissory note in the amount of $250,000, against which we borrowed $250,000. No commissions were paid in connection with such loan. The note was issued to one purchaser, Rosanne Solomon, the widow of Enterprises' former president, John A. Solomon. The note was issued in a private transaction pursuant to Rule 504 of Regulation D under the Securities Act, and did not result in the offer or sale of more than $1,000,000 of securities during any 12 month period.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Delta was incorporated under the laws of the State of Delaware on November 17, 1999. Delta is a development stage company which initially intended to develop an Internet based mortgage services company. We were unable to secure sufficient financing to implement our initial business plan, and to date have been unable to effect an acquisition of or merger with any other business. Management intends to continue to seek a business combination opportunity.

We have insufficient capital with which to commence operational activities. We have incurred, and will continue to incur, expenses relating to our operations. Specifically, as long as we are required to file reports under the Securities Exchange Act, we will continue to incur accounting and legal fees relating to our filings. We enjoy the non-exclusive use of office, telecommunication and incidental supplies of stationery, provided by our president. As of the date of this report, we have not received any revenues and must rely entirely upon loans and equity investments from affiliates to pay operating expenses.

PLAN OF OPERATION

We are currently dependent on loans and investments from affiliates to pay our operating expenses. There are no assurances that such affiliates will continue to advance funds or invest in the company's securities. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plan. Once we identify a business for acquisition or merger, we will need additional funding to effect such transaction. No significant cash or funds are expected to be required until such a candidate for merger or acquisition is identified.

During the 12 months following the filing of this report, we intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for our securities. Since the abandonment of the transaction with Enterprises, we have not identified a particular acquisition target and have not entered into any material negotiations regarding such an acquisition. We intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. Except for the proposed transaction with Enterprises, none of our officers, directors, promoters or affiliates has engaged in any material contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and any such other company.

Depending on the nature of the business opportunity and state statutes governing the manner in which the transaction is structured, we expect to provide our stockholders with complete disclosure documentation concerning the business opportunity and the structure of the proposed business combination prior to consummation. Such disclosure is expected to be in the form of a proxy, information statement, or report.

While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. We intend to obtain certain assurances of the value of the target entity's assets prior to consummating such a transaction, with further assurances that audited financial statements would be provided within 60 days after closing. Closing documents will include representations that the value of the assets conveyed to or transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

Due to the fact that we have no operations, it is anticipated that our cash requirements will be limited, and that all necessary capital, to the extent required, will be provided by our directors, officers and/or stockholders. We do not anticipate that we will have to raise capital or acquire any plant or significant equipment in the next 12 months, unless a merger or acquisition target is identified.

LIQUIDITY

We have no current operations and have not generated any revenue. We must rely entirely on loans from affiliates to pay operating expenses.

At December 31, 2001 and 2000, we had working capital deficits of $196,229 and $28,067, respectively. The increase in our working capital deficit is a result of the net loss incurred during the year ended December 31, 2001. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently we have no external sources of cash and we are dependent upon our management and stockholders for funding.

In November 2001, we borrowed $250,000 from Rosanne Solomon, the widow of Enterprises' former CEO. Such note is payable on or before December 31, 2002, with interest at 10%. Mrs. Solomon has the right to convert the outstanding balance of such note into shares of Delta's common stock at the market price per share on the date of conversion. We have the right to pay off such note by delivery to her of the $750,000 note made by her late husband in consideration of cash advances by Enterprises. We do not have sufficient funds to pay off Mrs. Solomon's note, and on April l5, 2002, we acquired Mr. Solomon's note from Enterprises in exchange for assignment of the keypads acquired from Panasonic to Enterprises. We intend to use such note to pay off our $250,000 obligation to Mrs. Solomon.

ASSETS

At December 31, 2001, we had total assets of $149,641, compared to total assets of $421 at December 31, 2000. Such assets included prepaid expenses in the amount of $23,000, a note receivable from Enterprises in the amount of $60,000, cash in the amount of $36,641, and $30,000 of other assets.

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2001 we incurred a net loss of $175,690. Such loss is primarily attributable to professional expenses incurred in connection with the contemplated transaction with Enterprises, including preparation of the registration statement and information statement for the meeting of stockholders. During the fiscal year ended December 31, 2000 we incurred a net loss of $32,986. From inception (November 17, 1999) to December 31, 2001, we had a net loss of $214,507. We are continuing to incur professional fees and other expenses. If we do not find a suitable acquisition target or other source of revenue, we will continue to incur net losses and may have to cease operations entirely. This factor, among others, raises substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, to identify and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to identify a suitable acquisition target and close such acquisition, obtain any additional financing or, if we are able to obtain additional financing, that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

The Independent Auditors' Report and Note 1 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenues with which to cover our expenses. We will have to acquire or merge with other business operations or severely reduce our expenses to remain viable, and we cannot assure you that we will be able to do so.

ITEM 7.  FINANCIAL STATEMENTS.

Please refer to the pages beginning with F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. DIRECTORS AND EXECUTIVE OFFICERS

Our officers and directors are:

NAME                      AGE                TITLE(S)
----                      ---               ---------
Kenneth A. Martin           46     President, Chief Executive Officer and
                                   Director since April 2001
Phillip A. Chung            39     Secretary and Director since April 2001
Sailor H. Mohler            57     Director since April 2001

Our directors are elected by the stockholders and our officers are appointed by our board of directors. Our officers hold office until their successors are elected and qualified. Vacancies in our board are filled by the board itself. Our officers and directors devote their time to us on an "as needed" basis, which, depending on the circumstances, could amount to as little as 20 hours per month. We anticipate a time commitment of approximately 20 hours per month. Set forth below are brief descriptions of the recent employment and business experience of our officers and directors.

KENNETH A. MARTIN has been a director and President since acquiring a controlling interest in the Company in April 2001. He is a principal in the law firm of Martin & Associates, LLC, in Vienna, Virginia. From March 2000 to November 2001, he was a principal in the firm of Martin & Adams PLLC, and from January 1997 to February 2000, he was a principal in the firm of Martin & Rylander, both in

Washington, D.C. From 1990 to 1997, he was a partner in the firm of Riley & Artabane, in Washington, D.C. Mr. Martin's practice focuses on corporate law, public contract law, federal regulatory compliance, intellectual property, and commercial and criminal litigation. From 1980 to 1987, he served as a contracting officer in the U.S. Air Force, attaining the rank of Captain.

PHILLIP CHUNG has been a director of the Company since April 2001. Mr. Chung is a practicing attorney and principal of the law firm of Chung Press P.C., McLean, Virginia, which he founded in 1993. A practicing attorney since 1991, Mr. Chung's legal practice focuses on commercial law and commercial litigation.

SAILOR H. MOHLER has been a director of the Company since April 2001. Mr. Mohler is currently president of Sono Medica, Inc., a medical services firm in Vienna, Virginia, which he founded in 1999. From 1992 to 1997, he was president and a director of Transmedica, another medical firm in Vienna, Virginia. From 1983 to 1992, he served as an engineer for SWL, Inc., a defense contractor in Vienna, Virginia. Mr. Mohler has over 20 years of research, development, testing, and engineering experience in areas related to electronics systems, and is responsible for the granting of a number of patents.

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

PRIOR ACQUISITION EXPERIENCE

Except for Mr. Martin's experience in seeking to acquire Enterprises, none of our officers or directors have had any direct experience in identifying emerging companies for investment and/or business combinations.

CONFLICTS OF INTEREST

Members of our management are associated with other firms involved in a range of business activities. Consequently there are potential inherent conflicts of interest in their acting as our officers and directors. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to our affairs. Our officers and directors are now and may in the future become stockholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. While none of our officers or directors is directly involved in mergers and acquisitions or venture capital, conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to management's attention except insofar as such opportunities derive from the performance of their duties for the company. Our officers and directors are, so long as they are officers or directors of us, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention in the performance of their duties for this company will be considered opportunities of, and be made available to this company. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions. We do not have any standing audit, nominating, or compensation committees of the board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASD. Officers, directors and greater than 10% percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on the absence of copies in our records, we do not believe Kelcon, Inc., Kenneth A. Martin, Phillip A. Chung, or Sailor Mohler timely filed the annual reports on Form 5 which were due February 14, 2002. Based solely on the absence of copies in our records, we do not believe James Platek or Bonnie Cunningham filed Statements of Change in Beneficial Ownership on Form 4, which were due May 10, 2001. Based solely on the absence of copies in our records, we do not believe Mr. Platek, Ms. Cunningham, or Robert Franz filed annual reports on Form 5, which were due February 14, 2002. Information related to Mr. Platek's ownership of 300,000 shares, Ms. Cunningham's ownership of 150,000 shares, and Mr. Franz's ownership of 1,000 shares of our common stock were reported in their annual reports filed on Form 5 February 14, 2001. Based solely on the absence of copies in our records, we do not believe any other person or persons filed reports indicating ownership of 10% or more of our company's common stock.

ITEM 10.          EXECUTIVE COMPENSATION.

None of our officers or directors received any compensation for services from our date of inception (November 17, 1999) to December 31, 2001. They have agreed to act without compensation until operations have commenced.

COMPENSATION PLANS

2001 EMPLOYEE STOCK OPTION PLAN. In December 2001, the company's stockholders approved a stock option plan entitled the 2001 Stock Option Plan (the "Plan"). The Plan authorizes the Board of Directors, or a committee comprised of non-employee directors, to grant, over a 10 year period, options to purchase up to 2,000,000 shares of the company's common stock. Persons eligible to receive options under the plan include key employees and directors who are also employees of the company or any subsidiary, as determined by the Board or committee. The persons to be granted options under the Plan and the number and purchase price of the shares represented by each option, the time or times at which the options may be exercised, and the terms and provisions of each option (which need not be uniform for all options) will be determined by the board of directors or committee. The purchase price per share may not be less than 100% of the fair market value of the company's stock at the time of grant. The purchase price may be paid in cash or common stock of the company held for at least six months with a market value equal to that of the shares being acquired or, in the discretion of the board or committee, any combination of these.

Options granted under the Plan may be in the form of "incentive stock options" which qualify as such under Section 422 of the Internal Revenue Code or non-qualified stock options which do not meet the criteria for incentive stock options under Section 422. The tax treatment afforded stock options qualifying as incentive stock options is generally more favorable to employees than that afforded to non-qualified stock options, in that the exercise of an incentive stock option does not require the optionee to recognize income for federal income tax purposes at the time of exercise. (The difference between the exercise price of the incentive stock option and the fair market value of the stock at the time of purchase is, however, an item of tax preference which may require payment of an alternative minimum tax.)

Options granted under the Plan are, generally, transferable only by will or by the laws of descent and distribution, and may be exercised during the lifetime of the optionee only by the optionee or by his legal representative in the event of his disability. In its sole discretion, however, the Board or committee may permit an optionee to make certain transfers of non-qualified stock options, provided that the transfers are to "family members" and are not for value, as defined in the General Instructions to Form S-8 under the Securities Act of 1933.

The term of each option cannot be more than 10 years from the date of grant, and options would be exercisable only during the continuance of the participant's employment with our company or one of its subsidiaries. If any option expires or is terminated prior to its exercise in full and prior to the termination of the Plan, the shares subject to such unexercised option will be available for the grant of new options under the Plan. Further, any shares used as full or partial payment by an optionee upon exercise of an option may subsequently be used by the company to satisfy other options granted under the Plan, subject to the limitation on the total number of shares authorized to be issued under the Plan.

The Plan permits an outstanding option to be exercised after termination of employment only to the extent that the option was exercisable on the date of termination but in no event beyond the original term of the option (i) within one year by the estate or rightful heir(s) of the optionee if the optionee's employment is terminated due to the optionee's death; (ii) within one year after the date of such termination if the termination is due to the optionee's Disability (as defined in the Plan); or (iii) within three months after the date of such termination if the termination was due to the optionee's Retirement (as defined in the Plan) or was for reasons other than death or Disability and other than "for cause" (as defined in the Plan). Upon termination of an optionee's employment "for cause," any unexercised options held by the optionee will be forfeited. In the event of the dissolution, liquidation or sale of substantially all the company's assets, options issued under the Plan will be deemed terminated to the extent not previously exercised. In the event the company merges with or into another corporation, outstanding options will be assumed or an equivalent option substituted by the successor corporation or, if such successor corporation does not agree to assume the option or substitute an equivalent option, the Board will provide for the option holder to have the right to exercise the option as to all of the optioned shares, including shares as to which the option would not otherwise be exercisable.

Upon termination of an optionee's employment "for cause", any unexercised options held by the optionee would be forfeited. Unexercised options will terminate in the event of the company's dissolution, liquidation, or sale of all or substantially all of its assets. In the event of our merger with another corporation, the option would be assumed or an equivalent option substituted by the successor corporation or, if such successor corporation does not agree to assume the option or substitute an equivalent option, the Board can provide for the option holder to have the right to exercise the option as to all of the optioned shares, including shares as to which the option would not otherwise be exercisable.

The number of shares subject to options and the option prices will be appropriately adjusted in the event of changes in our outstanding common stock by reason of stock dividends, recapitalizations, mergers, consolidations, stock splits and combinations of shares, and the like. The Board of Directors may at any time terminate or modify the Plan, except that without further approval of the stockholders the Board may not make any changes to the Plan which would materially increase the number of shares that may be issued under the Plan, materially modify the eligibility requirements for participation in the Plan, or require stockholder approval under the Delaware General Corporation Law, the Exchange Act, or the Code.

We have not adopted any other deferred compensation, pension, profit sharing, stock option or welfare benefit plan or programs for the benefit of its officers or future employees.

EMPLOYMENT AGREEMENTS

In 2001, we entered into a contract with Kenneth A. Martin, to serve as president. It provided for two years' employment at salaries ranging from $150,000 to $165,000 plus benefits, but was to take effect only upon consummation of the transaction with Enterprises, and is therefore not in effect. We do not have employment contracts with any other officer or directors. All officers and directors are employed by us on an at will basis, and the terms and conditions of employment are subject to change.

DIRECTORS' COMPENSATION

We do not compensate directors in their capacity as such nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred in the course of their performance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of March 31, 2002, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock and by our directors and officers, both individually and as a group:

                                            SHARES OWNED
                                            BENEFICIALLY        PERCENT OF
NAME                                        AND OF RECORD         CLASS(1)
---------------------------------------------------------------------------
Kelcon, Inc. (3)                               450,000             80.8%
6723 Whittier Avenue (ste.  203)
McLean, VA  22101

Kenneth A. Martin (2)(3)                       450,000             80.8%
6723 Whittier Avenue (ste.  203)
McLean, VA  22101

Michael J. Marshall (3)                        100,000             18.0%
Swafham Prior House
Cambridge CB5 OLD, England

Mrs. Rosanne Solomon (4)                         (4)                  (4)
150 Royale Street
Canton, Massachusetts

All officers and directors
as a group (3 persons)                         450,000               80.8%

(1) Based on 557,000 shares issued and outstanding as at the close of business on March 31, 2002 Beneficial ownership as reported in the table includes (a) shares of common stock as to which a person possess sole or shared voting and/or investment power and (b) shares of common stock which may be acquired within 60 days upon the exercise of outstanding stock options and warrants.

(2) Includes 450,000 shares owned by Kelcon, Inc., a Delaware corporation, of which Mr. Martin is the sole stockholder.

(3) Includes 100,000 shares of Delta common stock owned by Kelcon, into which Mr. Marshall has the right to convert $100,000 principal amount of his $375,000 loan to Kelcon.

(4) In November 2001, we borrowed $250,000 from Rosanne Solomon, the widow of Enterprises' former president. The note is payable on or before December 31, 2002, with interest at 10%. The note is convertible into shares of Delta's common stock at the market price per share on the date of conversion. As of March 31, 2002, the number of shares into which such note could be converted was 2,272,727 shares, or approximately 80% of the number which would then be outstanding. We have the right to exchange such note for a promissory note in the amount of $750,000 made by John A. Solomon to Enterprises, which note we have recently acquired for the purpose of such exchange.

CHANGES OF CONTROL

As pointed out above, a $250,000 note payable to Rosanne Solomon, the widow of Enterprises' former president, is convertible into shares of Delta's common stock at the market price per share on the date of conversion. As of March 31, 2002, the number of shares into which such note could be converted was 2,272,727 shares, or approximately 80% of the number of shares which would then be outstanding. Were Mrs. Solomon to exercise such option, she would have effective control of our company. We have the right to exchange such note for a promissory note made by her late husband, John Solomon, to Enterprises, and on April 15, 2002, we acquired his note from Enterprises for the purpose of such an exchange. The existence of her conversion rights would have adversely affected our ability to negotiate a merger with or acquisition of another business.

A business combination involving the issuance of our common stock will, in all likelihood, result in stockholders of a private company obtaining a controlling interest in our company. Any such business combination may require our current stockholders to sell or transfer all or a portion of their common stock and/or resign from their positions as officers and/or directors of our company. The resulting change in control of our company could result in removal of the current management and a corresponding reduction in or elimination of their participation in our future affairs.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the period ended December 31, 2000, James E. Platek, the company's founder and an officer and principal stockholder, purchased 300,000 shares of common stock from the company for $30, or $0.0001 per share, and Bonnie J. Cunningham purchased 150,000 shares for $15, or $0.0001 per share.

In connection with the company's initial capitalization in 1999, Mr. Platek loaned the company $4,950. The loan, and interest accrued at 10%, was capitalized as of March 31, 2001.

Mr. Platek and Ms. Cunningham may be deemed to have been "promoters" or "founders" of the company within the meaning of the rules and regulations promulgated under the Securities Act.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:


REGULATION                       CONSECUTIVE                                      SEQUENTIAL
S-B NUMBER                         EXHIBIT                                        PAGE NUMBER
----------                         -------                                        -----------
 3.1             Certificate of Incorporation (1)                                     N/A
 3.2             Bylaws (1)                                                           N/A
 3.2a            Amendment to Article III, Section I of the Bylaws (2)                N/A
10.1             Agreement of Sale with Enterprises Solutions, Inc.
                   dated May 11, 2001, and amendments (1)                             N/A
10.2             2001 Employee Stock Option Plan                                      36
10.3             Promissory note from Enterprises Solutions, Inc.
                   dated October 31, 2001                                             49
10.4             Promissory note to Rosanne Solomon
                   dated November 27, 2001(1)                                         51
10.5             License Agreement with Enterprises Solutions, Inc.
                   dated December 11, 2001 (rescinded)                                53
10.6             Employment agreement with Kenneth A. Martin,
                   entered into in 2001                                               60
11               Statement Re: Computation of Per Share Earnings              See Financial Statements
23               Consent of Wiener, Goodman& Co., PC                                  71

---------------------------
(1) Incorporated by reference from the Registration Statement on Form 10-SB/A Amendment No. 1 filed with the Securities and Exchange Commission on June 15, 2000.
(2) Incorporated by reference from the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 21, 2000.

(b) There have been no reports filed on Form 8-K during the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DELTA MUTUAL, INC.
Dated: April 15, 2002
                                       By:        /s/      Kenneth A.  Martin
                                                --------------------------------
                                                Kenneth A.  Martin, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                                       TITLE                                 DATE
       ---------                                       -----                                 ----
 /s/ Kenneth A. Martin                         President and Director                      April 15, 2002
-------------------------------        (Principal Executive Officer, Principal
Kenneth A. Martin                         Financial and Accounting Officer)


 /s/ Phillip A. Chung                    Secretary, Treasurer and Director                 April 15, 2002
---------------------------------
Phillip A. Chung

 /s/ Sailor H. Mohler                                 Director                             April 15, 2001
---------------------------------
Sailor H. Mohler

                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Delta Mutual, Inc.

We have audited the accompanying balance sheet of Delta Mutual, Inc. (a development stage company) (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficiency and cash flows for each of the years in the period ended December 31, 2001 and for the period November 17, 1999 (Date of Formation) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Delta Mutual Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2001 and for the period November 17, 1999 (Date of Formation) through December 31, 2001, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise. The Company is pursuing other business opportunities as it has been unable to implement its mortgage business. As more fully explained in Note 1 of the financial statements, the Company needs to obtain additional financing to fulfill its developmental activities and achieve a level of sales adequate to support its cost structure. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.




WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

March 18, 2002

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                               December 31,
                                                                    ----------------------------------
                                                                          2001                 2000
Current Assets:
    Cash                                                              $  36,641              $   421
    Note receivable                                                      60,000                    -
    Prepaid expenses                                                     23,000                    -
                                                                      ---------              -------
      Total Current Assets                                              119,641                  421

    Other assets                                                         30,000                    -
                                                                      ---------              -------
         TOTAL ASSETS                                                 $ 149,641              $   421
                                                                      =========              =======



                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      ----------------------------------------

Current Liabilities:
    Convertible debt                                                  $ 250,000              $     -
    Accounts payable and accrued expenses                                65,870               23,538
    Loan from stockholder                                                     -                4,950
                                                                      ---------              -------
         Total Current Liabilities                                      315,870               28,488
                                                                      ---------              -------

Commitments and Contingencies

Stockholders' Deficiency:
    Common stock $0.0001 par value - authorized
      20,000,000 shares; 557,000
      shares issued and outstanding                                          56                   56
    Additional paid-in-capital                                           48,222               10,694
    Deficit accumulated during
     the development stage                                             (214,507)             (38,817)
                                                                      ---------              -------
         Total Stockholders' Deficiency                                (166,229)             (28,067)
                                                                      ---------              -------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                                   $ 149,641              $   421
                                                                      =========              =======

                       See notes to financial statements.


                                                         DELTA MUTUAL INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF OPERATIONS


                                                                                                       Period from
                                                                                                     November 17, 1999
                                                            Years Ended December 31,                (Date of Formation)
                                                    -----------------------------------------             through
                                                           2001                 2000                 December 31, 2001
                                                    -------------------  --------------------  ------------------------------
Costs and Expenses
    General and administrative
      expenses                                             $  175,690             $  32,986                  $  214,507
                                                           ----------             ---------                  ----------

    Net loss                                               $ (175,690)            $ (32,986)                 $ (214,507)
                                                           ----------             ---------                  ----------

    Loss per common share-
      basic and diluted                                    $    (0.32)            $   (0.06)
                                                           -==========            =========

    Weighted average number of
      common shares outstanding-
      basic and diluted                                       557,000               543,433
                                                           -==========            =========



                       See notes to financial statements.

                                DELTA MUTUAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS of STOCKHOLDERS' DEFICIENCY

                                                                                                Deficit
                                        Number of                                              Accumulated
                                          Common             Common           Paid in         During Development
                                          Shares             Stock            Capital              Stage                   Total
                                    -----------------  -----------------  -------------     ----------------------     -------------
Balance at formation
    (November 17, 1999)                      -          $       -          $      -           $         -                 $        -
Sale of common stock
    (at $0.0001 - $0.10 per share)    485,000                 49             3,501                                            3,550
Deficit for the period from
    November 17, 1999
    (Date of formation) through
    December 31, 1999                       -                  -                 -                (5,831)                    (5,831)
                                    ---------          ---------          --------           -----------                 ----------
Balance, December 31, 1999            485,000                 49             3,501                (5,831)                    (2,281)

Sale of common stock
    (at $0.10 per share)               72,000                  7             7,193                                            7,200
Net (loss)                                                                                       (32,986)                   (32,986)
                                    ---------          ---------          --------           -----------                 ----------
Balance, December 31, 2000            557,000                 56            10,694               (38,817)                   (28,067)

Forgiveness of debt to former
    shareholder                             -                  -            37,528                     -                     37,528

Net (loss)                                  -                  -                 -              (175,690)                  (175,690)
                                    ---------          ---------          --------           -----------                 ----------

Balance, December 31, 2001            557,000          $      56          $ 48,222           $  (214,507)                $ (166,229)
                                    =========          =========          ========           ===========                 ==========



                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                               Period
                                                                                          November 17, 1999
                                                        Years Ended December 31,        (Date of Formation)
                                                     -----------------------------            through
                                                          2001            2000           December 31, 2001
                                                     --------------   ------------       ------------------
Cash flows from operating activities:

    Net loss                                         $(175,690)          $ (32,986)          $(214,507)
    Adjustments to reconcile net loss to
     net cash used in operating activities:


    Changes in operating assets
    and liabilities:                                   (70,668)             20,824             (47,130)
                                                     ---------           ---------           ---------
Net cash used in operating activities:                (246,358)            (12,162)          $(261,637)
                                                     ---------           ---------           ---------

Cash flows from financing activities:
    Proceeds from sale of common stock                      --               7,200              10,750
    Proceeds from loan                                 540,744                  --             540,744
    Repayment of loan                                 (540,744)                 --            (540,744)
    Proceeds from officer                               32,578                  --              37,528
    Proceeds from convertible debt                     250,000                  --             250,000
                                                     ---------           ---------           ---------
    Net cash provided by
      financing activities                             282,578               7,200             298,278
                                                     ---------           ---------           ---------

    Net increase (decrease) in cash                     36,220              (4,962)             36,641
    Cash - Beginning of year                               421               5,383                  --
                                                     ---------           ---------           ---------
    Cash - End of year                               $  36,641           $     421           $  36,641
                                                     =========           =========           =========


                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                                             PERIOD
                                                                                        November 17, 1999
                                                          Years Ended December 31,    (Date of Formation)
                                                         -------------------------          through
                                                             2001         2000          December 31, 2001
                                                         -----------  ------------    ----------------------
Supplementary information:
  Cash paid during year for:
     Interest                                             $   3,505    $   --
                                                          -========    ========
     Income taxes                                         $    --      $    285
                                                          -========    ========

Changes in operating assets and
 liabilities consists of:
 (Increase) in notes receivable                           $ (60,000)   $   --               $(60,000)
 Increase in prepaid expenses                               (23,000)       --                (23,000)
 (Increase) in other assets                                 (30,000)       --                (30,000)
 Increase in accounts payable
     and accrued expenses                                    42,332      20,824               65,870
                                                          ---------    --------             --------
                                                          $ (70,668)   $ 20,824             $(47,130)
                                                          -========    ========             ========
Non-cash financing activities:
Forgiveness of debt to former
  shareholder                                             $  37,528    $   --               $ 37,528
                                                          -========    ========             ========

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

     The Company was incorporated under the name Delta Mutual, Inc. on November 17, 1999 in the State of Delaware. From November 17, 1999 (Date of Formation) through December 31, 2001 the Company has not commenced operations and no revenue has been derived. Accordingly, the Company is considered a development stage enterprise. The Company intended to provide mortgage services through the Internet to the "sub-prime" market.

     On May 11, 2001 the Company entered into an agreement of sale (the "Agreement") with Enterprise Solutions, Inc. (ESI). Pursuant to the agreement, the Company will acquire substantially all of the assets of ESI in exchange for approximately 10,500,000 shares of the Company's common stock. ESI plans to develop and provide high assurance security computer networks and related products and services to both government and commercial enterprises. ESI is in the development stage and currently has no revenue of a continuing source.

     The Company was granted an exclusive world-wide license by ESI to make, use and sell their technology, hardware and software products. Until the merger with ESI is completed, the Company will pay a royalty generated by the sale of their products. As of this date no revenue has been generated. See Note 7 of Notes to Financial Statements.

BASIS OF PRESENTATION
---------------------

     The Company's financial statements for the year ended December 31, 2001 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations.

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

     The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations or to proceed with acquisition of ESI. The Company's continued existence and completion of the ESI transaction is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing. Management is actively seeking additional capital to ensure the continuation of its operations and to complete this acquisition. However, there is no assurance that additional capital will be obtained. Should the Company terminate the transaction with ESI, it remains the Company's intention to enter into a merger or acquire the assets of another business. These uncertainties raise substantial doubt about the ability of the Company to continue as a gong concern.

USE OF ESTIMATES
----------------

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

EVALUATION OF LONG-LIVED ASSETS
-------------------------------

     Long-lived assets are assessed for recoverability on an on-going basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. At December 31, 2001 management concluded that no impairment exists.

LOSS PER COMMON SHARE
---------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which requires companies to present basic earnings per share ("EPS") and diluted earnings per share instead of the primary and fully diluted EPS that was required. The new standard requires additional information disclosures and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15.

     Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt. The number of potential common shares outstanding were 420,662, -0-, and -0- as of December 31, 2001, 2000 and 1999 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

     For financial instruments including cash, accounts payable, accrued expenses, and convertible debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

INCOME TAXES

     At December 31, 2001 the Company has a net operating loss ("NOL") carryforward of approximately $215,000 for financial reporting purposes and zero for tax purposes. The difference between financial reporting and tax purposes results from temporary differences caused by capitalization of start-up expenditures for tax purposes as required by Internal Revenue Code Section 195. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely.


NEW FINANCIAL ACCOUNTING STANDARDS
----------------------------------

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. The Company believes the adoption of SFAS No. 141 will not have a material impact on the Company's results of operations or financial position.

     On June 29, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company is planning to adopt SFAS No. 144 in its year beginning January 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's results of operations or financial position.

2.  AGREEMENT OF SALE

     In May 2001, Delta and ESI entered into an agreement whereby ESI will sell its assets to Delta for 1.2676 newly issued Delta common shares for each common share of ESI outstanding. Delta will pay ESI's remaining liabilities. ESI will then be liquidated in accordance with the Plan of Liquidation and Dissolution. Approximately 10,500,000 shares of Delta are expected to be issued to ESI shareholders. ESI shareholders will hold approximately 95% of the total issued and outstanding shares of Delta after the transaction. Additionally, the continuing business of the new entity will be that of ESI. See Note 1 of Notes to Financial Statements. This transaction is considered to be a reverse merger and will be accounted for as if ESI were the surviving entity.

     Although the transaction documents refer to Delta as purchasing the net assets of ESI, the transaction for accounting purposes is considered a reverse merger between two companies. As a result, the net assets of ESI are not revalued but are carried over to the new entity at their net asset values as reflected on ESI's books pre merger. Delta will record the transaction at the par value of the newly issued stock and adjust the additional paid-in capital account for the par value of ESI's retired stock and the elimination of Delta's deficit.

     The Agreement is conditioned on the registration statement required to be filed with the Securities and Exchange Commission for the Acquisition becoming effective, approval of the sale of substantially all of the assets of ESI as part of the Acquisition transaction by the stockholders of ESI, and on the approval by the stockholders of the Company regarding the recapitalization of the Company. Following the recapitalization, the Company will have an authorized capitalization of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

     In June 2001, the Company prepared and filed with the Security and Exchange Commission a registration statement for the shares to be issued to ESI's stockholders, with a view to consummating the acquisition. In the fall of 2001, the Company loaned ESI substantial monies. See Note 3 of Notes to Financial Statements.

     On October 21, 2001, ESI's president died leaving ESI without a chief executive. As of the date of this report, the registration statement filed by ESI and the Company had not been approved by the Securities and Exchange Commission, and ESI was without sufficient funds to pay the professional and accounting fees necessary for a closing, or to pay for marketing its products. The Company has therefore determined not to expend additional funds on such acquisition and to look for an alternative business to acquire or with which to merge. In light of such changed circumstances, ESI's lack of funds with which to pay the costs necessary to close on the transaction, and the Securities and Exchange Commission's comments with respect to the parties registration statement, the Company views the Agreement of Sale as terminated and has suspended all activities to implement such acquisition. It is the Company's intention to withdraw the Company's registration statement.

3.       NOTES RECEIVABLE

     The Company entered into an agreement with ESI whereby the Company will advance ESI up to $100,000. ESI agrees to pay the entire amount advanced, including interest at a rate of ten percent (10%) per annum and principal, on or before March 31, 2002. At the Company's option, the Company may convert the unpaid principal balance of the note, together with all accrued interest, into that number of shares of common stock of ESI at the conversion price of $.20 per common share, or the existing market price, whichever is greater, anytime prior to maturity. At December 31, 2001 the Company advanced ESI $60,000. An additional $25,000 was advanced in January 2001. The note was extended to June 30, 2002.

4.       CONVERTIBLE DEBT PAYABLE

     On November 27, 2001 the Company received $250,000 in the form of a ten percent (10%) convertible promissory note. The Company agrees to pay the entire amount of the note plus interest, on or before December 31, 2002. Interest expense in the amount of $2,379 was accrued at December 31, 2001.

     At any time prior to maturity or prior to payment in full, the payee shall have the option to convert the unpaid portion of the note, together with all accrued interest, into that number of shares of common stock of the Company at the then current market price per common share; or the Company and the payee shall each have the option to offset the unpaid principal balance of the note, together with all accrued interest, for a certain promissory note dated May 31, 2001 between ESI and John A. Solomon (the "May 31, 2000 note") and the pledged securities under that note shall also be surrendered to the payee. The exchange shall be exercisable only if the payee becomes holder of the May 31, 2000 note.

5.       COMMON STOCK

     The Company has a single class of Common Stock with a par value of $0.0001 per share. There are 20 million shares authorized, and at December 31, 2001 and 2000, respectively, 557,000 shares were issued and outstanding. The former president of the Company purchased 300,000 shares in November of 1999.

     Such shares were issued without registration in reliance on an exemption in federal securities laws that permit issuance of stock up to $1 million without registration of the securities.

     In April, 2001, Kelcon, Inc., a Delaware corporation, purchased 450,000 shares of common stock from former officers of the Company, effectively changing the ownership of the Company.

6.       RELATED PARTY TRANSACTIONS

     In connection with the initial capitalization of the Company, its former principal stockholder loaned the Company $4,950 in 1999 and $32,534 during 2001, all of which was forgiven during the year ended December 31, 2001. The loan payable to the former principal stockholder at December 31, 2001 and 2000 was $-0- and $4,950. Interest was accrued at 10%. For the year ended December 31, 2001 and 2000 and the period November 17, 1999 (Date of Formation) through December 31, 2001, interest of $14, $30 and $44 was accrued on this loan.

7.       COMMITMENTS AND CONTINGENCIES

License Agreement
-----------------

     On December 11, 2001 the Company and ESI entered into a world-wide exclusive license agreement granting the Company an exclusive license to make, use and sell the technology and products owned by ESI. See Note 1 of Notes to Financial Statements.

     In consideration of the exclusive license granted by ESI to the Company, the Company shall pay ESI a royalty equal to seven percent (7%) of its gross sales revenue generated by its sale of ESI software products and a royalty equal to three percent (3%) of its gross revenue generated from its sale of ESI hardware products.

     Upon completion of the merger between the Company and ESI, the Company will become the owner of the technology, hardware and software products, and will have no continuing obligation to make any further royalty payments to ESI.

Marketing Services Agreement
----------------------------

     Effective November 1, 2001 the Company entered into a marketing services agreement with KCT Inc. ("KCT"). KCT will provide consulting services to the Company for a minimum period of 120 days. The monthly fee is $15,000 for the first sixty days and $19,000 for the remaining sixty days. For the year ended December 31, 2001 the Company incurred expenses of $30,000.

Investor Relations Agreement
----------------------------

     On November 6, 2001 the Company entered into an agreement with Direct Development Group, LLC ("Direct"). Direct will assist the Company, for a period of four months, as its investor relations and strategic communication consultant. Direct will receive a fee of $16,000, all of which was paid as of December 31, 2001 and $8,000 is included in prepaid expenses.