Form 10QSB
period 2002-03-31
DELTA MUTUAL INC
filed 2002-05-14
CIK 1112985

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                6723 WHITTIER AVENUE, SUITE 203, MCLEAN, VA 22101
                                 (703) 918-0350
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

        1730 Rhode Island Avenue N.W., Suite 312, Washington, D.C. 20036
         (Former name, former address and former fiscal year, if changed since last report)

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

      At March 31, 2002 there were 557,000 shares of Common Stock, $.0001 par value, outstanding.

                               DELTA MUTUAL, INC.

                                      INDEX
                                      -----

                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information                                                                    1

  Item 1.         Financial Statements

                  Balance Sheets as of March 31,
                   2002 (unaudited) and December 31, 2001                                         2

                  Statements of Operations for the Three Months Ended March 31,
                   2002 and 2001 (unaudited) and the Period November 17, 1999
                   (Date of Formation) through March 31, 2002                                     3

                  Statements of Cash Flows for the Three Months Ended March 31,
                   2002 and 2001 (unaudited) and the Period November 17, 1999
                   (Date of Formation) through March 31, 2002                                     4 - 5

                  Notes to Financial Statements (unaudited)                                       6 - 10

  Item 2.         Management's Discussion and Analysis
                   or Plan of Operations                                                         11 - 13

Part II. Other Information

  Item 1.         Legal Proceedings                                                              14
  Item 2.         Changes in Securities                                                          14
  Item 3.         Defaults upon Senior Securities                                                14
  Item 4.         Submission of Matters to a Vote of Security Holders                            14
  Item 5.         Other Information                                                              14
  Item 6.         Exhibits and Reports on Form 8-K                                               14

Signatures                                                                                       15

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                  The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS
                                     ------

                                                      March 31,     December 31,
                                                      --------------------------
                                                        2002            2001
                                                      ---------      ---------
                                                     (Unaudited)
Current Assets:
    Cash                                              $   5,784      $  36,641
    Note receivable                                      85,000         60,000
    Interest receivable                                   2,125             --
    Prepaid expenses                                         --         23,000
                                                      ---------      ---------
      Total Current Assets                               92,909        119,641
    Other assets                                             --         30,000
                                                      ---------      ---------
         TOTAL ASSETS                                 $  92,909      $ 149,641
                                                      =========      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

Current Liabilities:
    Convertible debt                                  $      --      $ 250,000
    Accounts payable and accrued expenses                90,723         65,870
                                                      ---------      ---------
         Total Liabilities                               90,723        315,870
                                                      ---------      ---------

Commitments and Contingencies

Stockholders' Deficiency:
    Common stock $0.0001 par value - authorized
      20,000,000 shares; 557,000
      shares issued and outstanding                          56             56
    Additional paid-in-capital                          256,852         48,222
    Deficit accumulated during
      the development stage                            (254,722)      (214,507)
                                                      ---------      ---------
         Total Stockholders' Equity (Deficiency)          2,186       (166,229)
                                                      ---------      ---------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY (DEFICIENCY)          $  92,909      $ 149,641
                                                      =========      =========


                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                       Period from
                                                                                    November 17, 1999
                                             Three Months Ended March 31,          (Date of Formation)
                                            ------------------------------               through
                                               2002                 2001              March 31, 2002
                                            ---------            ---------         -------------------
Costs and Expenses
    General and administrative
      expenses                              $  40,215             $  12,679             $ 254,722
                                            ---------             ---------             ---------
    Net (loss)                              $ (40,215)            $ (12,679)            $(254,722)
                                            ---------             ---------             ---------
    (Loss) per common share
      basic and diluted                     $   (0.07)            $   (0.02)
                                            =========             =========
    Weighted average number of
      common shares outstanding-
      basic and diluted                       557,000               557,000
                                            =========             =========


                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                Period
                                                                                           November 17, 1999
                                                    Three Months Ended March 31,          (Date of Formation)
                                                  -------------------------------              through
                                                    2002                   2001             March 31, 2002
                                                  ---------             ---------  -------------------------------
Cash flows from operating activities:
    Net loss                                      $ (40,215)            $ (12,679)            $(254,722)
    Changes in operating assets
    and liabilities:                                 34,358                 7,543                47,228
                                                  ---------             ---------             ---------
Net cash used in operating activities:               (5,857)               (5,136)            $(207,494)
                                                  ---------             ---------             ---------

Cash flows from investing activities:
    Advances                                        (25,000)                   --               (85,000)
                                                  ---------             ---------             ---------

Cash flows from financing activities:
    Proceeds from sale of common stock                   --                    --                10,750
    Proceeds from loan                                   --                    --               540,744
    Repayment of loan                                    --                    --              (540,744)
    Proceeds from convertible debt                       --                    --               250,000
    Proceeds from officer                                --                 5,000                37,528
                                                  ---------             ---------             ---------
    Net cash provided by
      financing activities                               --                 5,000               298,278
                                                  ---------             ---------             ---------

    Net increase (decrease) in cash                 (30,857)                 (136)                5,784
    Cash - Beginning of year                         36,641                   421                    --
                                                  ---------             ---------             ---------
    Cash - Ending of year                         $   5,784             $     285             $   5,784
                                                  =========             =========             =========


                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                               Period
                                                                                          November 17, 1999
                                                    Three Months Ended March 31,         (Date of Formation)
                                                  ------------------------------               through
                                                    2002                  2001             March 31, 2002
                                                  ---------             ---------        -------------------
Non-cash financing activities:
 Conversion of debt to paid in capital            $ 958,630             $   9,994            $ 958,630
                                                  =========             =========            =========
Conversion of note receivable to
   paid in capital                                $(750,000)            $      --            $(750,000)
                                                  =========             =========            =========
 Forgiveness of debt to former
   shareholder                                    $      --             $      --            $  37,528
                                                  =========             =========            =========

Supplementary information:
  Cash paid during year for:
     Interest                                     $      --             $      --
                                                  =========             =========
     Income taxes                                 $      --             $      --
                                                  =========             =========

Changes in operating assets and
  liabilities consists of:
  Increase in interest receivable                 $  (2,125)            $      --            $  (2,125)
  Decrease in prepaid expenses                        8,000                    --              (15,000)
  Decrease in other assets                               --                    --              (30,000)
  Increase in accounts payable
     and accrued expenses                            28,483                 7,543               94,353
                                                  ---------             ---------            ---------
                                                  $  34,358             $   7,543            $  47,228
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

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

     The Company was incorporated under the name Delta Mutual, Inc. on November 17, 1999 in the State of Delaware. The Company has not commenced operations and no revenues have been derived since its formation. Accordingly, the Company is considered a development stage enterprise. The Company originally intended to provide mortgage services through the Internet to the "sub-prime" market, but no longer pursues that business plan.

     On May 11, 2001 the Company entered into an agreement of sale with Enterprise Solutions, Inc. ("ESI"). Pursuant to that agreement, the Company was to acquire substantially all of the assets of ESI in exchange for approximately 10,500,000 shares of the Company's common stock. ESI was organized to develop and sell high assurance security computer networks and related products and services to both government agencies and commercial enterprises. ESI was in the development stage and had no revenues of a continuing nature.

     Incident to such agreement, the Company was granted an exclusive world-wide license by ESI to make, use and sell their technology, hardware and software products.

     The merger agreement and the licensing agreement were both terminated on April 16, 2002. See Note 2 of Notes to Financial Statements.

BASIS OF PRESENTATION
---------------------

     The Company's financial statements for the three months ended March 31, 2002 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations.

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

     The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company recently terminated its merger agreement and license agreement with ESI. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing. Management is actively seeking additional capital to ensure the continuation of its operations. However, there is no assurance that additional capital will be obtained. It remains the Company's intention to enter into a merger or acquire the assets of another business. These uncertainties raise substantial doubt about the ability of the Company to continue as a gong concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

LOSS PER SHARE
--------------

     Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or certain other intangibles. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the first quarter of 2001 includes no amortization expense.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS No. 144 on January 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's results of operations or financial position.

2. AGREEMENT OF SALE

     In May 2001, Delta and ESI entered into an agreement whereby ESI was to sell its assets to Delta for 1.2676 newly issued Delta common shares for each common share of ESI outstanding. In June 2001, the Company prepared and filed with the Securities and Exchange Commission a registration statement for the shares to be issued to ESI's stockholders, with a view to consummating the acquisition. In the fall of 2001, the Company loaned ESI substantial monies. See
Note 4 of Notes to Financial Statements.

     On October 21, 2001, ESI's president died leaving ESI without a chief executive. ESI was without sufficient funds to pay the professional and accounting fees necessary for a closing, or to pay for marketing its products. The Company therefore determined not to expend additional funds on such acquisition and to look for an alternative business to acquire or with which to merge. In light of such changed circumstances, ESI's lack of funds with which to pay the costs necessary to close on the transaction, and the Securities and Exchange Commission's comments with respect to the party's registration statement, the Company views the Agreement of Sale as terminated and has suspended all activities to implement such acquisition. The Company has withdrawn its registration statement.

     On April 16, 2002, a termination of the merger agreement was signed because the registration statement required to be filed with the Securities and Exchange Commission for the acquisition and approval by stockholders of ESI did not take place.

     As part of the termination agreement, the Company received a note by John Solomon in favor of ESI in the amount of $750,000. The Company transferred ownership to ESI approximately 35 TAD Devices and 1 NRE and cancelled its license agreement with ESI to make, use and sell any ESI technology and products and each company released the other from any and all liability related to and arising under the merger agreement.

3. NOTES RECEIVABLE

     The Company entered into an agreement with ESI whereby the Company would advance to ESI up to $100,000. ESI agreed to pay the entire amount advanced, including interest at a rate of 10% per annum, on or before March 31, 2002. At the Company's option, the Company may convert the unpaid principal balance of the note, together with accrued interest, into that number of shares of stock of ESI at the conversion price of $.20 per common share, or the existing market price, whichever is greater, anytime prior to maturity. At March 31, 2002 the Company advanced ESI $85,000. Interest receivable at March 31, 2002 was $2,125. An additional $5,000 was advanced in April 2002 and the note was extended to June 30, 2002.

4. CONVERTIBLE DEBT PAYABLE

     On November 27, 2001 the Company borrowed $250,000 from Roseann Solomon (John Solomon's widow) for which it issued a 10% convertible promissory note due on or before December 31, 2002. Interest expense in the amount of $1,333, $2,379 and $3,612 was accrued at March 31, 2002, December 31, 2001 and the period November 17, 1999 (Date of Formation) through March 31, 2002, respectively.

     At any time prior to maturity or prior to payment in full, the Note holder had the right to convert the unpaid portion of the note, together with accrued interest, into that number of shares of common stock of the Company at the then current market price per share and the Company and the Note holder each had the right to offset the unpaid principal balance of the note, together with accrued interest, for a certain promissory note dated May 31, 2001 between ESI and John
A. Solomon.

     As part of the termination agreement with ESI, the Company received the John Solomon note, which it assigned to Roseann Solomon in complete satisfaction of its $250,000 obligation to her.

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

     In April 2001, Kelcon, Inc., a Delaware corporation, purchased 450,000 shares of common stock from former officers of the Company, effectively changing the ownership of the Company.

6. COMMITMENTS AND CONTINGENCIES

License Agreement
-----------------

     On April 16, 2002 the Company terminated its license agreement with ESI.

Marketing Services Agreement
----------------------------

     Effective November 1, 2001 ESI entered into a marketing services agreement with KCT Inc. ("KCT"). KCT was to provide consulting services to the Company for a minimum period of 120 days. The monthly fee was $15,000 for the first sixty days and $19,000 for the remaining sixty days.

     During the first quarter of 2002 the agreement was orally terminated and the Company believes it has no obligation in connection with the agreement.

Investor Relations Agreement
----------------------------

     On November 6, 2001 the Company entered into an agreement with Direct Development Group, LLC ("Direct"). Direct was to assist the Company, for a period of four months, as its investor relations and strategic communication consultant. Direct received a fee of $16,000.

Item 2. Management's Discussion and Plan of Operations

Forward Looking Statements
--------------------------

     Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding forward looking statements found in this report and in any other statement made by or on our behalf. Forward looking statements are statements which are not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward looking statements.

General
-------

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

     We have insufficient capital with which to commence operational activities. We have incurred, and will continue to incur, expense relating to our operations. Specifically, as long as we are required to file reports under the Securities Exchange Act, we will continue to incur accounting and legal fees relating to our filings. We enjoy the non-exclusive use of office, telecommunication and incidental supplies of stationery, provided by our president. As of the date of this report, we have not received any revenues and must rely entirely upon loans and equity investments from affiliates to pay operating expenses.

Plan of Operation
-----------------

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

     Prior to consummation, we will provide our stockholders with such disclosure documentation concerning the business opportunity and the structure of the proposed business combination as is required by law. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available.

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

LIQUIDITY
---------

     We have no current operations and have not generated any revenue. We must rely entirely on loans from affiliates to pay operating expenses.

     At March 31, 2002 our working capital was approximately $-0- and we continued to operate at a loss. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently we have no external sources of cash and we are dependent upon our management and stockholders for funding.

     In November 2001, we borrowed $250,000 from Rosanne Solomon, the widow of Enterprise's former CEO. Such note was payable on or before December 31, 2002, with interest at 10%. Mrs. Solomon had the right to convert the outstanding balance of such note into shares of Delta's common stock at the market price per share on the date of conversion, and we had the right to pay off such note by delivery to her of the $750,000 note made by her late husband in consideration of cash advances by Enterprises. We did not have sufficient funds to pay off Mrs. Solomon's note, and on April 15, 2002, we acquired Mr. Solomon's note from Enterprises in exchange for assignment to Enterprises of certain keypads acquired from Panasonic. We used Mr. Solomon's note to pay off our $250,000 obligation to Mrs. Solomon.

RESULTS OF OPERATIONS
---------------------

     During the three months ended March 31, 2002 we incurred a net loss of approximately $40,000. Such loss is primarily attributed to professional expenses incurred in connection with the contemplated transaction with Enterprises, including preparation of the registration statement and information statement for the meeting of stockholders. During the three months ended March 31, 2001 we incurred a net loss of approximately $12,000. From inception (November 17, 1999) to March 31, 2002 we had a net loss of approximately $254,000. We are continuing to incur professional fees and other expenses. If we do not find a suitable acquisition target or other source of revenue, we will continue to incur net losses and may have to cease operations entirely. This factor, among others raises substantial doubt about our ability to continue as a going concern.

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

     The Independent Auditors' Report and Note 1 of the Notes to Financial Statements for the year ended December 31, 2001 state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenues with which to cover our expenses. We will have to acquire or merge with other business operations or severally reduce our expense to remain viable and we cannot assure you that we will be able to do so.

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


                                                    DELTA MUTUAL, INC.


                                                    BY: /s/ Kenneth Martin
                                                        ------------------------
                                                        Kenneth Martin
                                                        Principal Financial and
                                                        Chief Accounting Officer

Dated:  May 15, 2002