Form 10QSB
period 2002-06-30
DELTA MUTUAL INC
filed 2002-08-13
CIK 1112985

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

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

      At August 1, 2002 there were 557,000 shares of Common Stock, $.0001 par value, outstanding.

                               DELTA MUTUAL, INC.

                                      INDEX

                                                                                   Page
Part I.  Financial Information                                                       1

  Item 1.         Financial Statements

                  Balance Sheets as of June 30,
                   2002 (unaudited) and December 31, 2001                            2

                  Statements of Operations for the Six Months and Three Months
                   Ended June 30, 2002 and 2001 (unaudited) and the Period
                   November 17, 1999 (Date of Formation) through June 30, 2002       3

                  Statements of Cash Flows for the Six Months Ended June 30,
                   2002 and 2001 (unaudited) and the Period November 17, 1999
                   (Date of Formation) through June 30, 2002                         4 - 5

                  Notes to Financial Statements (unaudited)                          6 - 12

  Item 2.         Management's Discussion and Analysis
                   or Plan of Operations                                            13 - 15

Part II. Other Information

  Item 1.         Legal Proceedings                                                 17
  Item 2.         Changes in Securities                                             17
  Item 3.         Defaults upon Senior Securities                                   17
  Item 4.         Submission of Matters to a Vote of Security Holders               17
  Item 5.         Other Information                                                 17
  Item 6.         Exhibits and Reports on Form 8-K                                  17

Signatures                                                                          18

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                  The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS
                                     ------

                                                                                June 30,     December 31,
                                                                               --------------------------
                                                                                 2002            2001
                                                                               ---------      ---------
                                                                              (Unaudited)
Current Assets:
    Cash                                                                       $     269      $  36,641
    Note receivable (less allowance of $90,000
      at June 30, 2002)                                                               --         60,000
    Interest receivable                                                            4,375             --
    Prepaid expenses                                                                  --         23,000
                                                                               ---------      ---------
      Total Current Assets                                                         4,644        119,641

    Other assets                                                                      --         30,000
                                                                               ---------      ---------
         TOTAL ASSETS                                                          $   4,644      $ 149,641
                                                                               =========      =========

                      LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
                      ------------------------------------------

Current Liabilities:
    Convertible debt                                                           $      --      $ 250,000
    Loan from stockholder                                                          6,848             --
    Accounts payable and accrued expenses                                        104,397         65,870
                                                                               ---------      ---------
         Total Liabilities                                                       111,245        315,870
                                                                               ---------      ---------

Commitments and Contingencies

Stockholders' Deficiency:
    Common stock $0.0001 par value - authorized 20,000,000 shares; 557,000
      shares issued and outstanding                                                   56             56
    Additional paid-in-capital                                                   256,852         48,222
    Deficit accumulated during
      the development stage                                                     (363,509)      (214,507)
                                                                               ---------      ---------
         Total Stockholders' (Deficiency)                                       (106,601)      (166,229)
                                                                               ---------      ---------
         TOTAL LIABILITIES AND
           STOCKHOLDERS'  (DEFICIENCY)                                         $   4,644      $ 149,641
                                                                               =========      =========

                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                     Period from
                                                                                                  November 17, 1999
                                     Six Months Ended June 30,    Three Months Ended June 30,    (Date of Formation)
                                     ------------------------     ---------------------------         through
                                        2002           2001           2002          2001           June 30, 2002
                                     ---------      ---------      ---------      ---------      -------------------
Costs and Expenses
    General and administrative
      expenses                       $ 149,002      $  25,792      $ 108,787      $  13,113           $ 363,509
                                     ---------      ---------      ---------      ---------           ---------

    Net loss                         $(149,002)     $ (25,792)     $(108,787)     $ (13,113)          $(363,509)
                                     ---------      ---------      ---------      ---------           ---------

    Loss per common share
      basic and diluted              $   (0.27)     $   (0.04)     $   (0.20)     $   (0.02)
                                     =========      =========      =========      =========

    Weighted average number of
      common shares outstanding-
      basic and diluted                557,000        557,000        557,000        557,000
                                     =========      =========      =========      =========

                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         Period
                                                                                     November 17, 1999
                                                  Six Months Ended June 30,         (Date of Formation)
                                                -----------------------------            through
                                                   2002                2001           June 30, 2002
                                                ---------           ---------       --------------------
Cash flows from operating activities:

    Net loss                                    $(149,002)          $ (25,792)          $(363,509)
    Note receivable reserve                        90,000                  --              90,000
    Changes in operating assets
    and liabilities:                               45,782             (15,236)             58,652
                                                ---------           ---------           ---------
Net cash used in operating activities:            (13,220)            (41,028)          $(214,857)
                                                ---------           ---------           ---------

Cash flows from investing activities:
    Advances                                      (30,000)                 --             (90,000)
                                                ---------           ---------           ---------

Cash flows from financing activities:
    Proceeds from sale of common stock                 --                  --              10,750
    Proceeds from loan                                 --               8,084             540,744
    Repayment of loan                                  --                  --            (540,744)
    Proceeds from convertible debt                     --                  --             250,000
    Proceeds from officer                           6,848              32,578              44,376
                                                ---------           ---------           ---------
    Net cash provided by
      financing activities                          6,848              40,662             305,126
                                                ---------           ---------           ---------
    Net increase (decrease) in cash               (36,372)               (366)                269
    Cash - Beginning of year                       36,641                 421                  --
                                                ---------           ---------           ---------
    Cash - Ending of year                       $     269           $      55           $     269
                                                =========           =========           =========

                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Period
                                                                                                       November 17, 1999
                                                                    Six Months Ended June 30,         (Date of Formation)
                                                                  -----------------------------            through
                                                                    2002                2001            June 30, 2002
                                                                  ---------           ---------       -------------------
Non-cash financing activities:
 Conversion of debt to paid-in-capital                            $ 958,630           $      --           $ 958,630
                                                                  =========           =========           =========
Conversion of note receivable to
   paid-in-capital                                                $(750,000)          $      --           $(750,000)
                                                                  =========           =========           =========
 Forgiveness of debt to former
   shareholder                                                    $      --           $   4,994           $  37,528
                                                                  =========           =========           =========

Supplementary information:
  Cash paid during year for:
     Interest                                                     $      --           $      --
                                                                  =========           =========
     Income taxes                                                 $      --           $      --
                                                                  =========           =========

Changes in operating assets and liabilities consists of:
  Increase in interest receivable                                 $  (4,375)          $      --           $  (4,375)
  Decrease in prepaid expenses                                        8,000                  --             (15,000)
  Decrease in other assets                                               --                  --             (30,000)
  Increase in accounts payable
     and accrued expenses                                            42,157             (15,236)            108,027
                                                                  ---------           ---------           ---------
                                                                  $  45,782           $ (15,236)          $  58,652
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

     On July 9, 2002 the Company entered into a proposed merger agreement with Helvetia Pharmaceuticals, Inc. ("Helvetia"), a Delaware corporation. Helvetia is a pharmaceutical company that focuses on a variety of treatment-resistant centers, such as hormone-resistant prostate and pancreatic cancer, liver cancer and ovarian cancer, utilizing intracellular hypothermia therapy, a unique methodology coupled with proprietary agents. Helvetia operates facilities in the United States and Europe.

BASIS OF PRESENTATION
---------------------

     The Company's financial statements for the six months ended June 30, 2002 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations.

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

     The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company recently terminated its merger agreement and license agreement with ESI. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing. Management is actively seeking additional capital to ensure the continuation of its operations. However, there is no assurance that additional capital will be obtained. It remains the Company's intention to enter into a merger or acquire the assets of another business. On July 9, 2002 the Company entered into a proposed merger with Helvetia, a pharmaceutical company. The merger is subject to due diligence by both parties and there is no assurance the merger will be consummated. These uncertainties raise substantial doubt about the ability of the Company to continue as a gong concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

LOSS PER SHARE
--------------

     Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The historical results of periods prior to 2002 in the Company's Statements of Operations do not reflect the effect of SFAS No. 142, however, the six months and three months ended June 30, 2001 included no amortization expense.

     In June, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on January 1, 2003, and management does not expect its adoption to have a material impact on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The adoption of this statement will not have a material effect on the Company's results of operations or financial position.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

     As part of the termination agreement, the Company received a note by John Solomon in favor of ESI in the amount of $750,000. The Company transferred ownership to ESI approximately 35 TAD Devices and 1 NRE and cancelled its license agreement with ESI to make, use and sell any ESI technology and products and each company released the other from any and all liability related to and arising under the merger agreement. The Company transferred the $750,000 note it received from ESI to the holder of the Company's $250,000 convertible note in satisfaction of the convertible note.

3.   NOTES RECEIVABLE

     The Company entered into an agreement with ESI whereby the Company would advance to ESI up to $100,000. ESI agreed to pay the entire amount advanced, including interest at a rate of 10% per annum, on or before June 30, 2002. At the Company's option, the Company may convert the unpaid principal balance of the note, together with accrued interest, into that number of shares of stock of ESI at the conversion price of $.20 per common share, or the existing market price, whichever is greater, anytime prior to maturity. At June 30, 2002 the Company advanced ESI $90,000. Interest receivable at June 30, 2002 was $4,375.

     The note receivable is secured by the assets of ESI. The assets of ESI include a judgement ESI obtained against Herbert Cannon in the amount of $2.2 million. Approximately $2.4 million belonging to Herbert Cannon is frozen by Court order and held by the District Court for the Southern District of New York. ESI has filed a claim against those funds to recover on its judgement. Therefore, sufficient assets exist to enable ESI to satisfy its debt to the Company. In addition to ESI the Securities and Exchange Commission obtained a $1.1 million judgement against Cannon and has likewise asserted a claim to the approximate $2.4 million frozen and held by the Court. Also the Justice Department has filed an action in the Southern District of New York seeking forfeiture of the entire $2.4 million amount. The Company believes the collectability of this debt is questionable. As of June 30, 2002 the Company has fully reserved against the debt.

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

6.   COMMITMENTS AND CONTINGENCIES

License Agreement
-----------------

     On April 16, 2002 the Company terminated its license agreement with ESI. .

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

7.   SUBSEQUENT EVENTS

     On July 9, 2002 the Company entered into a proposed merger agreement with Helvetia, a pharmaceutical company with facilities in the United States and Europe. As a condition precedent to the merger, the Company will spin off its current operations. The Company will effect a reverse split of its shares, reducing the outstanding common shares prior to the merger to 55,700 shares. The Company will issue Helvetia 8,843,548 common shares in exchange for 100% of the common shares of Helvetia. The transaction will be accounted for as a reverse merger. The closing of the transaction will occur within 30 days from the date of the proposed merger agreement.

Item 2. Management's Discussion and Plan of Operations

Forward Looking Statements
--------------------------

     Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company caution readers regarding forward looking statements found in this report and in any other statement made by or on its behalf. Forward looking statements are statements which are not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on the Company's behalf. The Company disclaims any obligation to update forward looking statements.

General
-------

     Delta was incorporated under the laws of the State of Delaware on November 17, 1999. Delta is a development stage company which initially intended to develop an Internet based mortgage services company. The Company was unable to secure sufficient financing to implement its initial business plan. On July 9, 2002 the Company entered into a proposed merger agreement with Helvetia , a pharmaceutical company.

     The Company has insufficient capital with which to commence operational activities. The Company incurred, and will continue to incur, expense relating to its operations. Specifically, as long as the Company is required to file reports under the Securities Exchange Act, the Company will continue to incur accounting and legal fees relating to its filings. The Company enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationery, provided by its president. As of the date of this report, the Company has not received any revenues and must rely entirely upon loans and equity investments from affiliates to pay operating expenses.

Critical Accounting Issues
--------------------------

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements, requires the Company to make estimates and judgements that effect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of ESI to make the required payments on its note to the Company. If the financial condition of ESI were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Plan of Operation
-----------------

     The Company is currently dependent on loans and investments from affiliates to pay its operating expenses. There are no assurances that such affiliates will continue to advance funds or invest in the Company's securities. In the event the Company is unable to obtain additional capital or funding the Company may be unable to pursue its business plan or consummate its proposed merger. The Company will need additional funding to effect such transaction. No other significant cash or funds are expected to be required.

     The Company believes cash flow from the operations of the proposed merger company will be sufficient to fund the Company's operations over the next twelve months. If the proposed merger is not consummated, the Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. The Company intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media.

     Prior to consummation of the proposed merger, the Company will provide its stockholders with such disclosure documentation concerning the business opportunity and the structure of the proposed business combination as is required by law.

     Due to the fact that the Company had no operations, it is anticipated that its cash requirements will be limited, and that all necessary capital, to the extent required, will be provided by its directors, officers and/or stockholders. The Company does not anticipate that it will have to raise capital or acquire any plant or significant equipment in the next twelve months unless funds are needed to complete the proposed merger.

LIQUIDITY
---------

     The Company has no current operations and have not generated any revenue. The Company must rely entirely on loans from affiliates to pay operating expenses.

     At June 30, 2002 the Company's working capital deficit was approximately $(106,600) and continued to operate at a loss. Since the Company has no source of revenue, its working capital deficit will continue to increase as it incurs additional operating expenses. Presently the Company has no external sources of cash and the Company is dependent upon its management and stockholders for funding.

     In November 2001, the Company borrowed $250,000 from Rosanne Solomon, the widow of Enterprise's former CEO. Such note was payable on or before December 31, 2002, with interest at 10%. Mrs. Solomon had the right to convert the outstanding balance of such note into shares of Delta's common stock at the market price per share on the date of conversion, and the Company had the right to pay off such note by delivery to her of the $750,000 note made by her late husband in consideration of cash advances by Enterprises. The Company did not have sufficient funds to pay off Mrs. Solomon's note, and on April 15, 2002, the Company acquired Mr. Solomon's note from Enterprises in exchange for assignment to Enterprises of certain keypads acquired from Panasonic. The Company used Mr. Solomon's note to pay off our $250,000 obligation to Mrs. Solomon.

     The Company currently has a note receivable from ESI in the amount of $90,000. The note receivable is secured by the assets of ESI. The assets of ESI include a judgement ESI obtained against Herbert Cannon in the amount of $2.2 million. Approximately $2.4 million belonging to Herbert Cannon is frozen by Court order and held by the District Court for the Southern District of New York. ESI has filed a claim against those funds to recover on its judgement. Therefore, sufficient assets exist to enable ESI to satisfy its debt to the Company. In addition to ESI the Securities and Exchange Commission obtained a $1.1 million judgement against Cannon and has likewise asserted a claim to the approximate $2.4 million frozen and held by the Court. Also the Justice Department has filed an action in the Southern District of New York seeking forfeiture of the entire $2.4 million amount. The Company believes the collectability of this debt is questionable. As of June 30, 2002 the Company has fully reserved against the debt.

RESULTS OF OPERATIONS
---------------------

Six months ended June 30, 2002 compared to
  Six Months ended June 30, 2001
--------------------------------

     During the six months ended June 30, 2002 the Company incurred a net loss of approximately $149,000. Such loss is primarily attributed to professional expenses incurred in connection with the contemplated transaction with Enterprises, including preparation of the registration statement and information statement for the meeting of stockholders and a reserve for bad debt against the note receivable from ESI in the amount of $90,000. During the six months ended June 30, 2001 the Company incurred a net loss of approximately $25,800. From inception (November 17, 1999) to June 30, 2002 The Company had a net loss of approximately $363,500. The Company is continuing to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern.

Three months ended June 30, 2002 compared to
  Three Months Ended June 30, 2001
----------------------------------

     During the three months ended June 30, 2002 the Company incurred a net loss of approximately $108,800. Such loss is primarily attributed to professional expenses incurred in connection with the contemplated transaction with Enterprises, including preparation of the registration statement and information statement for the meeting of stockholders and a reserve for bad debt against the note receivable from ESI in the amount of $90,000. During the three months ended June 30, 2001 the Company incurred a net loss of approximately $13,100.

     The Company's ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, to identify and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to identify a suitable acquisition target and close such acquisition, obtain any additional financing or, if we are able to obtain additional financing, that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

     The Independent Auditors' Report and Note 1 of the Notes to Financial Statements for the year ended December 31, 2001 state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenues with which to cover our expenses. We will have to acquire or merge with other business operations or severely reduce our expense to remain viable and we cannot assure you that we will be able to do so.

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


                                                    DELTA MUTUAL, INC.


                                                    BY: /s/ Kenneth Martin
                                                        ----------------------
                                                        Kenneth Martin
                                                        Principal Financial and
                                                        Chief Accounting Officer

Dated:  August 14, 2002