Form 10-Q
period 2002-09-30
DELTA MUTUAL INC
filed 2002-11-13
CIK 1112985

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

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

      At November 1, 2002, there were 55,700 shares of Common Stock, $.0001 par value, outstanding.

                               DELTA MUTUAL, INC.

                                      INDEX
                                      -----

                                                                                  Page
                                                                                  ----
Part I.  Financial Information                                                     1

  Item 1   Financial Statements

           Balance Sheets as of September 30,
            2002 (unaudited) and December 31, 2001                                 2

           Statements of Operations for the Nine Months and
            Three Months Ended September 30, 2002 and 2001
            (unaudited) and the Period November 17, 1999 (Date
            of Formation) through September 30, 2002                               3

           Statements of Cash Flows for the Nine Months Ended September
            30, 2002 and 2001 (unaudited) and the Period November 17,
            1999 (Date of Formation) through September 30, 2002                4 - 5

           Notes to Financial Statements (unaudited)                          6 - 12

  Item 2   Management's Discussion and Analysis
            of Financial Condition and Results of Operations                  13- 19

  Item 14  Controls and Procedures                                                19

Part II. Other Information

  Item 1   Legal Proceedings                                                      20
  Item 2   Changes in Securities                                                  20
  Item 3   Defaults upon Senior Securities                                        20
  Item 4   Submission of Matters to a Vote of Security Holders                    20
  Item 5   Other Information                                                      20
  Item 6   Exhibits and Reports on Form 8-K                                       20
Signatures                                                                        21

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

                  The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS
                                     ------

                                                             September 30,           December 31,
                                                                 2002                   2001
                                                             -------------          -------------
                                                              (Unaudited)
Current Assets:
     Cash                                                      $      31             $  36,641
     Note receivable (less allowance of $96,625
       at September 30, 2002)                                         --                60,000
     Prepaid expenses                                                 --                23,000
                                                               ---------             ---------
       Total Current Assets                                           31               119,641

     Other assets                                                     --                30,000
                                                               ---------             ---------
          TOTAL ASSETS                                         $      31             $ 149,641
                                                               =========             =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
     Convertible debt                                          $      --             $ 250,000
     Loan from stockholders                                       24,348                    --
     Accounts payable and accrued expenses                        84,417                65,870
                                                               ---------             ---------
          Total Current Liabilities                              108,765               315,870
                                                               ---------             ---------
Commitments and Contingencies

Stockholders' Deficiency:
     Common stock $0.0001 par value - authorized
       20,000,000 shares; 55,700
       shares issued and outstanding                                   6                     6
     Additional paid-in-capital                                  256,902                48,272
     Deficit accumulated during
       the development stage                                    (365,642)             (214,507)
                                                               ---------             ---------
          Total Stockholders' Deficiency                        (108,734)             (166,229)
                                                               ---------             ---------
          TOTAL LIABILITIES AND
            STOCKHOLDERS'  DEFICIENCY                          $      31             $ 149,641
                                                               =========             =========

                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                              Period from
                                                                                                           November 17, 1999
                                   Nine Months Ended September 30,   Three Months Ended September 30,     (Date of Formation)
                                   -------------------------------   --------------------------------            through
                                       2002                2001         2002                   2001         September 30, 2002
                                   ----------          ----------    ----------              --------       ------------------
Costs and Expenses
     General and administrative
       expenses                     $ 151,135           $  54,513     $   2,134              $  28,721         $ 365,642
                                    ---------           ---------     ---------              ---------         ---------
     Net loss                       $(151,135)          $ (54,513)    $  (2,134)             $ (28,721)        $(365,642)
                                    ---------           ---------     ---------              ---------         ---------
     Loss per common share -
       basic and diluted            $   (2.71)          $   (0.98)    $   (0.04)             $   (0.52)
                                    =========           =========     =========              =========
     Weighted average number of
       common shares outstanding-
       basic and diluted               55,700              55,700        55,700                 55,700
                                    =========           =========     =========              =========

                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   Period
                                                                             November 17, 1999
                                         Nine Months Ended September 30,    (Date of Formation)
                                         -------------------------------          through
                                             2002              2001          September 30, 2002
                                         -----------        ------------     ------------------
Cash flows from operating activities:
     Net loss                             $(151,135)       $ (54,513)            $(365,642)
     Reserve for bad debt on
      note receivable                        96,625               --                96,625
     Changes in operating assets
     and liabilities:                        23,552          (21,229)               36,422
                                          ---------        ---------             ---------
Net cash used in operating activities:      (30,958)         (75,742)             (232,595)
                                          ---------        ---------             ---------
Cash flows from investing activities:
     Advances                               (30,000)              --               (90,000)
                                          ---------        ---------             ---------
Cash flows from financing activities:
     Proceeds from sale of common stock          --               --                10,750
     Proceeds from loan                          --          494,414               540,744
     Repayment of loan                           --         (440,000)             (540,744)
     Proceeds from convertible debt              --               --               250,000
     Proceeds from stockholder               24,348           32,578                61,876
                                          ---------        ---------             ---------
     Net cash provided by
       financing activities                  24,348           86,992               322,626
                                          ---------        ---------             ---------
     Net increase (decrease) in cash        (36,610)          11,250                    31

     Cash - Beginning of year                36,641              421                    --
                                          ---------        ---------             ---------
     Cash - Ending of year                $      31        $  11,671             $      31
                                          =========        =========             =========

                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             Period
                                                                                       November 17, 1999
                                                   Nine Months Ended September 30,    (Date of Formation)
                                                  --------------------------------           through
                                                     2002                  2001        September 30, 2002
                                                  ----------           -----------   --------------------
    Non-cash financing activities:
    Conversion of debt to paid-in-capital         $ 958,630            $       --            $ 958,630
                                                  =========            ==========            =========
    Conversion of note receivable to
       paid-in-capital                            $(750,000)           $       --            $(750,000)
                                                  =========            ==========            =========
     Forgiveness of debt to former
       shareholder                                $      --            $       --            $  37,528
                                                  =========            ==========            =========
    Supplementary information:
      Cash paid during year for:
         Interest                                 $      --            $       --
                                                  =========            ==========            =========
         Income taxes                             $      --            $       --
                                                  =========            ==========            =========
    Changes in operating assets and liabilities
      consists of:
      Increase in interest receivable             $  (6,625)           $       --            $  (6,625)
      Decrease in prepaid expenses                    8,000                    --              (15,000)
      Decrease in other assets                           --                    --              (30,000)
      Increase in accounts payable
         and accrued expenses                        22,177               (21,229)              88,047
                                                  ---------            ----------            ---------
                                                  $  23,552            $  (21,229)           $  36,422
                                                  =========            ==========            =========

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

     On July 9, 2002 the Company entered into a proposed merger agreement with Helvetia Pharmaceuticals, Inc. ("Helvetia"), a Delaware corporation. Helvetia is a pharmaceutical company that focuses on a variety of treatment-resistant centers, such as hormone-resistant prostate and pancreatic cancer, liver cancer and ovarian cancer, utilizing intracellular hypothermia therapy, a unique methodology coupled with proprietary agents. Helvetia operates facilities in the United States and Europe. The merger was terminated on November 6, 2002.

BASIS OF PRESENTATION
---------------------

     The balance sheet as of September 30, 2002 and the statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the balance sheet as of December 31, 2001 was derived from audited financial statements.

     The Company's financial statements for the nine months ended September 30, 2002 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations.

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

     The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company recently terminated its merger agreement and license agreement with ESI. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing. Management is actively seeking additional capital to ensure the continuation of its operations. However, there is no assurance that additional capital will be obtained. It remains the Company's intention to enter into a merger or acquire the assets of another business. On July 9, 2002 the Company entered into a proposed merger with Helvetia, a pharmaceutical company. The merger was subject to due diligence by both parties. As a result of information discovered during due diligence, the parties cancelled the proposed merger on November 6, 2002. These events and uncertainties raise substantial doubt about the ability of the Company to continue as a gong concern.


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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Management believes the effect of implementing this pronouncement will not have a material impact on the Company's results of operations or financial position.

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

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting this Statement.

         On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with FASB Statements Nos. 141 and 142.

         Additionally, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

This statement became effective on October 1, 2002 and did not have a material impact on the Company's results of operations or financial position.

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

3.   NOTES RECEIVABLE

     The Company entered into an agreement with ESI whereby the Company would advance to ESI up to $100,000. ESI agreed to pay the entire amount advanced, including interest at a rate of 10% per annum, on or before June 30, 2002. At the Company's option, the Company may convert the unpaid principal balance of the note, together with accrued interest, into that number of shares of stock of ESI at the conversion price of $.20 per common share, or the existing market price, whichever is greater, anytime prior to maturity. As of September 30, 2002 the Company advanced ESI $90,000. Interest receivable at September 30, 2002 was $6,625 which was fully reserved against the debt.

     The note receivable is secured by the assets of ESI. The assets of ESI include a judgement ESI obtained against Herbert Cannon in the amount of $2.2 million. Approximately $2.4 million belonging to Herbert Cannon is held by Court order and by the District Court for the Southern District of New York. ESI has filed a claim against those funds to recover on its judgement. Therefore, sufficient assets exist to enable ESI to satisfy its debt to the Company. In addition to ESI the Securities and Exchange Commission obtained a $1.1 million judgement against Cannon and has likewise asserted a claim to the approximate $2.4 million frozen and held by the Court. Also the Justice Department has filed an action in the Southern District of New York seeking forfeiture of the entire $2.4 million amount. The Company believes the collectability of this debt is questionable. As of September 30, 2002 the Company has fully reserved against the debt.

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

7.   PROPOSED ACQUISITION

     On July 9, 2002 the Company entered into a proposed merger agreement with Helvetia, a pharmaceutical company with facilities in the United States and Europe. As a condition precedent to the merger, the Company agreed to spin off its current operations. The Company also committed to effect a reverse split of its shares, reducing the outstanding common shares prior to the merger to 55,700 shares, which split the Company implemented. The Company was to issue Helvetia 8,843,548 common shares in exchange for 100% of the common shares of Helvetia. The transaction was to be accounted for as a reverse merger. The merger however was subject to due diligence by both parties. During due diligence the existence of issues impacting the merger were disclosed by Helvetia. As a result of those disclosures, the Company terminated the merger agreement on November 6, 2002.

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

GENERAL
-------

     Delta was incorporated under the laws of the State of Delaware on November 17, 1999. Delta is a development stage company which initially intended to develop an Internet based mortgage services company. The Company was unable to secure sufficient financing to implement its initial business plan. On July 9, 2002 the Company entered into a proposed merger agreement with Helvetia , a pharmaceutical company. The Company terminated that agreement on November 6, 2002.

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

     The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of ESI to make the required payments on its note to the Company. The Company has fully reserved against this debt.

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

     Prior to consummation of a proposed merger, the Company will provide its stockholders with such disclosure documentation concerning the business opportunity and the structure of the proposed business combination as is required by law.

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

     At September 30, 2002 the Company's working capital deficit was approximately $(109,000) and continued to operate at a loss. Since the Company has no source of revenue, its working capital deficit will continue to increase as it incurs additional operating expenses. Presently the Company has no external sources of cash and the Company is dependent upon its management and stockholders for funding.

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

     The Company currently has a note receivable from ESI in the amount of $90,000. The note receivable is secured by the assets of ESI. The assets of ESI include a judgement ESI obtained against Herbert Cannon in the amount of $2.2 million. Approximately $2.4 million belonging to Herbert Cannon is held by Court order and by the District Court for the Southern District of New York. ESI has filed a claim against those funds to recover on its judgement. Therefore, sufficient assets exist to enable ESI to satisfy its debt to the Company. In addition to ESI the Securities and Exchange Commission obtained a $1.1 million judgement against Cannon and has likewise asserted a claim to the approximate $2.4 million frozen and held by the Court. Also the Justice Department has filed an action in the Southern District of New York seeking forfeiture of the entire $2.4 million amount. The Company believes the collectability of this debt is questionable. As of September 30, 2002 the Company has fully reserved against the debt.

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

     The Independent Auditors' Report and Note 1 of the Notes to Financial Statements for the year ended December 31, 2001 state that substantial doubt has been raised about the Company's ability to continue as a going concern. The Company's present business operations do not generate any revenues with which to cover its expenses. The Company will have to acquire or merge with other business operations or severely reduce its expenses to remain viable and the Company cannot assure you that it will be able to do so.

RESULTS OF OPERATIONS
---------------------

Nine months ended September 30, 2002 compared to
  Nine months ended September 30, 2001
------------------------------------

     During the nine months ended September 30, 2002 the Company incurred a net loss of approximately $151,000. Such loss is primarily attributed to professional expenses incurred in connection with the contemplated transaction with Enterprises, including preparation of the registration statement and information statement for the meeting of stockholders and a reserve for bad debt against the note receivable from ESI in the amount of $96,625. During the nine months ended September 30, 2001 the Company incurred a net loss of approximately $54,500. From inception (November 17, 1999) to September 30, 2002 the Company had a net loss of approximately $365,650. The Company is continuing to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern.

Three months ended September 30, 2002 compared to
 Three months ended September 30, 2001
 -------------------------------------

     During the three months ended September 30, 2002 the Company incurred a net loss of approximately $2,100. Such loss is primarily attributed to professional expenses incurred in connection with the contemplated transaction with Enterprises, including preparation of the registration statement and information statement for the meeting of stockholders and a reserve for bad debt against the note receivable from ESI in the amount of $90,000. During the three months ended September 30, 2001 the Company incurred a net loss of approximately $28,700.

Other Matters
-------------

New Accounting Pronouncements
-----------------------------

         On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The adoption of SFAS No. 142 did not have a material impact on the Company's results of operation or financial position.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Management believes the effect of implementing this pronouncement will not have a material impact on the Company's results of operations or financial position.

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

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting this Statement.

         On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with FASB Statements Nos. 141 and 142.

         Additionally, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

         This statement became effective on October 1, 2002 and did not have a material impact on the Company's results of operations or financial position.

         Item 14.   Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable.

       ITEM 5.  OTHER INFORMATION

                  Not applicable

       Item 6.  Exhibits and Reports on Form 8-K
                --------------------------------

                    (a) Exhibits:

                           Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                           Exhibit 99.2 Certification pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               DELTA MUTUAL, INC.


                                               BY: /s/ Kenneth Martin
                                                   ----------------------
                                                     Kenneth Martin
                                                   Chief Financial Officer and
                                                   Chief Executive Officer


Dated: November 13, 2002