Form 10KSB
period 2002-12-31
DELTA MUTUAL INC
filed 2003-04-14
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission file number: 000-30563

DELTA MUTUAL, INC.

(Name of small business issuer in its charter)

DELAWARE 14-1818394

---------------- --------------

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

111 North Branch Street, Sellersville, Pennsylvania 18960

(Address of principal executive offices) (Zip Code)

1730 Rhode Island Avenue, Suite 812, Washington, DC 20036

(Former Address)

(215) 258-2800

(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK (par value $0.0001 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its fiscal year ended December 31, 2002: $ -0-

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of April 4, 2003: $1,330,070 (See Item 5)

Number of shares outstanding of registrant's Common Stock, no par value, as of April 4, 2003: 5,885,050 common shares (See Item 11)

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format (check one): Yes__ No _X_

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-KSB, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Forward-looking statements include, but are not limited to, statements under the following headings; (i) "Business Plan," about the development of certain projects and business opportunities and the Company's attempts to convert these plans and opportunities into operating businesses that generate revenues and profits; (ii) "Business Plan," about the intentions of the Company to fund its businesses and operations by borrowings and the successful placement of debt and equity financings; (iii) "Results of Operations"; (iv) "Liquid and Capital Resources," about the company's plan to raise additional capital; (v) "Liquid and Capital Resources," about the contingent nature of the consummation of any agreements with its contracting, joint venture and partnership parties.

ITEM 1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the terms "we", "our" and "us" refers to Delta Mutual, Inc.

GENERAL

We were incorporated under the name Delta Mutual, Inc. on November 17, 1999 in the State of Delaware. We are a development stage company and at that time prior Company management intended to provide mortgage services through the Internet to borrowers having substandard credit. Prior management intended to offer varied levels of mortgage and lending services by capitalizing on the popularity of Internet based financial services companies and secured the domain name rights to the name deltamutual.com.

During our first year of existence, prior management believed that it would be able to fund our intended operations through the sale of our common stock. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTM". At the time of our formation, companies with Internet based businesses were treated favorably in the capital markets. In 2000, however, the market for the stock of Internet based businesses deteriorated substantially and many such companies went out of business because they were unable to generate sufficient revenues and were unable to raise additional capital.

From inception through December 31, 2002, we raised a limited amount of capital through the sale of our common stock: during the period from inception through December 31, 2001, we raised $10,750 through such private placements, and we raised $30,000 in December, 2002 through an investment by a single investor. These funds were not sufficient to capitalize any of our business plans.

In April 2001, Kelcon, Inc. ("Kelcon"), a company newly organized for the purpose, acquired a controlling interest (450,000 shares) in Delta with a view to acquiring the assets of Enterprises Solutions, Inc. ("Enterprises"). Kelcon's Delta shares were acquired from two of Delta's directors, James E. Platek (300,000 shares) and Bonnie Cunningham (150,000), for which Kelcon paid a total of $450,000. Mr. Martin supplied $75,000 of the purchase price for Delta's shares, and an overseas investor who had previously invested in Enterprises supplied $375,000, for which Kelcon issued a 20% promissory note due October 31, 2001. The investor had the right to convert $100,000 principal amount of the note into 100,000 shares of Kelcon's Delta stock. As part of this transaction, Mr. Platek, Ms. Cunningham, and Delta's third director, Robert Franz, resigned and appointed Mr. Kenneth A. Martin as Delta's sole director. Mr. Martin then appointed Mr. Sailor H. Mohler and Mr. Phillip Chung as additional directors.

In May 2000, prior Company management entered into an Agreement of Sale pursuant to which Delta was to acquire substantially all Enterprises' assets in exchange for approximately 11,068,307 shares of Delta's common stock. In June 2001, prior Company management prepared and filed with the Securities and Exchange Commission a registration statement for the shares to be issued to Enterprises' stockholders, with a view to consummating the acquisition.

Due to the death of Enterprises' president the Agreement of Sale with Enterprises was terminated and the Company's registration statement was withdrawn. The promissory note previously given to the investor was _________. Shortly thereafter, Messrs. Sailor H. Mohler and Phillip Chung resigned as directors of the Company.

In August, 2002, prior Company management executed a letter of intent to merge with Helvetia Pharmaceuticals, Inc. After a due diligence period, prior Company management terminated negotiations and that proposed transaction was never consummated.

Change of Control

In November, 2002, Kelcon, Inc. sold its 450,000 Company common shares to Mr. Gary Robinson, a New York businessman, for $275,000 in a private transaction. This transaction represented a "Change in Control" of our Company. As part of this transaction, on March 10, 2003, Kenneth A. Martin appointed Mr. Gary Robinson and Mr. Peter Russo to serve as members of our Board of Directors, with Mr. Robinson being appointed as Chief Executive Officer and Chairman of the Board of Directors, while Mr. Russo was appointed as President and Secretary. Thereafter, on March 11, 2003, Mr. Martin resigned as an officer and director of the Company.

Business Plan

Since the Change in Control, new Company management has embarked upon a new mission and strategic direction, intending to establish a series of subsidiaries and joint ventures, primarily for the establishment of business operations focusing upon providing technology and services in the environmental remediation industry and utilizing certain construction technologies to participate in select housing development projects. .

Central and Eastern Europe - Marketplace

In a very detailed report issued in the year 2000 by the Danish Ministry of Environment of the Danish Cooperation for Environment in Eastern Europe (DANCEE), identified pollution areas in twenty-one countries spanning hundreds of thousands of kilometers. The potential market value of remediating polluted sites, numbers in the billions of dollars. The extensive pollution problems found in Central and Eastern Europe are expected to require extensive environmental effort for the several decades.

Since the collapse of the Former Soviet Union, the European countries that were part of the Soviet Bloc have aspired to join the European Union. Membership is the primary political driver for these countries in this region and these countries are ultimately expected to spend some one hundred twenty billion dollars to comply with the European Union's standards. The reality of the economic and political considerations leads governments of these countries to place environmental concerns and enforcement of environmental laws in a low priority.

The technologies available for certain site remediation projects have been available in the United States for many years. We see a growing site remediation marketplace in Central and Eastern Europe. We intend to enter into strategic alliances and obtain the necessary licenses to establish an environmental remediation business in Central and Eastern Europe.

We intend to license certain remediation technologies and align our business with certain technology partners. Although we have held discussions and negotiations with various parties in connection with our business plan in this marketplace, as of the date of this filing, we have only signed one letter of intent, described below, and executed one technology license agreement, also described below, in furtherance of our business plan.

We have entered into a letter of intent with CEVA International, Inc., a company whose primary business is the provision of environmental services and technologies to public and private entities in Central and Eastern Europe. We have a 90 day period within which to mutually cooperate with each other and perform our respective due diligence investigations. Assuming a definitive agreement can be reached, we may have the opportunity to purchase certain assets, licenses and/or permits, or, on the other hand, enter into a strategic relationship with this company in this marketplace.

On April 2, 2003, we entered into a technology license agreement with Joseph Friedman and Sons, International Inc. ("Friedman"). The license territory is all of the republics and the former Soviet Union where Friedman has business experience. This license agreement permits the licensee, Friedman, to utilize any and all technologies, licenses and permits acquired by our Company to develop environmental remediation projects and provides us with the opportunity to participate in all projects identified by this licensee.

The United States

The United States Government has scheduled a program for disposal of specific military related waste products that require not only specialized disposal facilities, but also state of the art identification and tracking systems. The disposal requirement is the outcome of a number of weapons destruction treaties that are in effect.

We have entered into discussions with several U.S.-based entities in the environmental technology field, discussing potential strategic partnerships and alliances.

On March 18, 2003, the Company entered into a letter of intent with Hi-Tech Consulting and Construction, Inc. of Vienna, Virginia, to form a joint venture to provide environmental technology services for certain business sectors located in the Middle East and Africa. Both parties have an exclusive 30 day period to complete their due diligence.

On March 6, 2003, the Company entered into a consulting agreement with M.U.R.G. LLC ("M.U.R.G.), a Florida based real estate consulting firm. The consultant will perform advisor services in connection with the proposed construction of approximately 500 homes in Puerto Rico by the Company. M.U.R.G. will receive a commission on all homes built and will receive a certain amount of our common stock, yet to be finally determined. We are in the process of seeking funding for this project. In the event we succeed to obtain the necessary financing for this project, M.U.R.G. is contracted to deliver to us a written confirmation from the Department of Housing of the Territory of Puerto Rico that it shall provide our project with 500 qualified and eligible purchasers as well as the purchase financing for the units. We advanced M.U.R.G. $100,000 against its future commission compensation and M.U.R.G. delivered to us its promissory note, payable on demand, with interest accruing at the rate of 5% per annum, provided, however, that in the event the certain conditions are satisfied by M.U.R.G., the outstanding principal balance of the note and accrued interest of the loan will be reduced by future commissions earned. Mr. Gary Robinson, our Chief Executive Officer and Chairman of our Board of Directors, advanced a $100,000 loan to us that permitted us to make the advance to M.U.R.G.

COMPETITION

We will remain a development-stage company until we have commenced business operations in accordance with our business plan and have successfully obtained debt or equity financing to fund our projected business operations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we do. There are well-capitalized environmental services and technology companies as well as highly capitalized housing development companies in our target marketplaces that will continue to retain their dominance and competitive advantages over us.

EMPLOYEES

Currently, we have two employees, Mr. Peter F. Russo, the President of our Company, and a staff professional. Assuming that we obtain the necessary funding to operate our planned businesses, we will hire several additional personnel to staff our projected business operations in Central and Eastern Europe as well as here, in the United States.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease office space consisting of approximately 1,700 square feet in an office building located in Sellersville, Pennsylvania. We are obligated to pay a monthly rent of $650 as well as pay for the utilities servicing the premises. Our lease is for a period of three years and we anticipate that our office space will accommodate our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In connection with the proposed transaction with Enterprises, former Company management organized a special meeting of stockholders on December 24, 2001 to obtain shareholder approval for the required corporate actions contemplated in that transaction. During this meeting, stockholders approved the adoption of the Company's 2001 Employee Stock Option Plan.

On February 19, 2003, the Board of Directors authorized a 5 for 1 forward stock split of our outstanding common shares.

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

High Low

---- ---

2001: 1st Quarter .47 .25

2nd Quarter 2.95 1.01

3rd Quarter 1.10 .51

4th Quarter 1.01 .05

2002: 1st Quarter .45 .11

2nd Quarter .20 .03

3rd Quarter .42 .03

4th Quarter .20 .01

During the last two fiscal years, no cash dividends have been declared on Delta's common stock and current Company management does not anticipate that dividends will be paid in the foreseeable future.

As of April 4, 2003, there were approximately 23 record holders of our common stock.

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

In December, 2002, we issued 300,000 shares of our common stock to Cyberlinx Corporation in consideration of its $30,000 investment. These securities were placed pursuant to the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Delta was incorporated under the laws of the State of Delaware on November 17, 1999. Delta is a development stage company which initially intended to develop an Internet based mortgage services company. We have insufficient capital with which to commence our planned business operations.

PLAN OF OPERATION

Business Plan

Since the Change in Control, new Company management has embarked upon a new mission and strategic direction, intending to establish a series of subsidiaries and joint ventures, primarily for the establishment of business operations focusing upon providing technology and services in the environmental remediation industry and utilizing certain construction technologies to participate in select housing development projects. .

Central and Eastern Europe - Marketplace

We intend to license certain remediation technologies and align our business with certain technology partners. Although we have held discussions and negotiations with various parties in connection with our business plan in this marketplace, as of the date of this filing, we have only signed one letter of intent and executed one technology license agreement in furtherance of our business plan.

The United States

The United States Government has scheduled a program for disposal of specific military related waste products that require not only specialized disposal facilities, but also state of the art identification and tracking systems. The disposal requirement is the outcome of a number of weapons destruction treaties that are in effect. We have entered into discussions with several U.S.-based entities in the environmental technology field, discussing potential strategic partnerships and alliances.

We would also like to take advantage of an opportunity to develop government financed residential housing in Puerto Rico and have entered into a consulting agreement with a Florida-based firm for such purposes.

We are currently dependent on loans and investments from affiliates to pay our operating expenses. There are no assurances that such affiliates will continue to advance funds or invest in the company's securities. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plans.

Due to the fact that we have limited operations at this time, it is anticipated that our cash requirements will be limited, and that all necessary capital, to the extent required, will be provided by our directors, officers and/or stockholders. We anticipate that we will be required to raise capital in the next 12 months in order to continue to fund our limited operations and to finance our planned business operations.

LIQUIDITY

We have no current operations that have generated any revenues. We must rely entirely on loans from affiliates as well as our planned private placement to pay operating expenses.

At December 31, 2002 and 2001, we had working capital deficits of $235,483 and $196,229, respectively. The increase in our working capital deficit is a result of the net loss incurred during the year ended December 31, 2002. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently we have no external sources of cash and we are dependent upon our management and stockholders for funding.

In December 2002, we received an investment of $30,000 from Cyberlinx Corporation for 300,000 shares of our restricted common stock. On January 7, 2003, we borrowed $15,000 from an individual lender to pay for operating expenses. In addition, we borrowed $100,000 from our Chief Executive Officer in March, 2003 to make a payment of an identical amount to a consultant. As stated, we expect to engage in a private placement transaction, offering our debt or equity securities to investors in order to obtain funds to finance our business plans.

ASSETS

At December 31, 2002, we had total assets of $2,871, compared to total assets of $149,641 at December 31, 2001. The material decrease in assets was due in large measure to the write-off of a note receivable in the amount of $96,625.

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2002 we incurred a net loss of $325,384. Such loss is primarily attributable to bad debts in the aggregate amount of $96,625, consulting expenses of approximately $71,000 and professional fees in the approximate amount of $114,500. During the fiscal year ended December 31, 2001 we incurred a net loss of $175,690. From inception (November 17, 1999) to December 31, 2002, we had a net loss of $539,891. We are continuing to incur professional fees and other expenses. If we are unable to raise capital through our planned private placement we will be unable to fund our plan of operations, we will continue to incur net losses and may have to cease operations entirely. This factor, among others, raises substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain any additional financing or, if we are able to obtain additional financing, that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

The Independent Auditors' Report and Note 1 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenues with which to cover our expenses. We will have to raise capital through the placement of our securities in order to remain viable, and we cannot assure you that we will be able to do so.

ITEM 7. FINANCIAL STATEMENTS.

The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Registrant's independent auditors during the last two years.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE

ACT. DIRECTORS AND EXECUTIVE OFFICERS

At December 31, 2002 the executive officers and directors of Delta Mutual, Inc. were as follows:

NAME AGE TITLE(S)

--------- -------- -----------

Peter F. Russo 60 President and Director

Gary T. Robinson 47 Chief Executive Officer, Director,

Chairman of the Board

Peter F. Russo has been an independent Consultant to several businesses during the past five years. In that capacity, Mr. Russo has developed business and operating strategies and plans for a start-up, new concept modular housing company where he focused on the affordable housing market. In this assignment, he developed format and structure for low-income housing projects under the federal section 42 tax credit program in the cities of Philadelphia, Baltimore and Washington D.C. In another assignment, Mr. Russo was instrumental in structuring entity formations for a new U. S. holding company having affiliated real estate services entities operating in Europe. During this period, Mr. Russo served as President and Chief Operating Officer for Bartram Healthcare Financial Services, Inc., a start-up healthcare financial and administrative company providing internet deliverable financial systems and services. Mr. Russo's consulting projects also included the development of international business structures for new market penetration in the various regions of former Yugoslavia, which included the preparation and securing of a United States export related grant and providing environmental technologies to Eastern European power generating stations.

Mr. Gary T. Robinson has served as a financial consultant to both private and public companies during the past five years. In that capacity, Mr. Robinson's assignments have included the facilitation of private placements, acting as liaison to the investment banking community, shareholder relations and communications as well as performing advisory services to institutional clients.

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

Compliance With Section 16(A) Of The Securities Exchange Act Of 1934

The Company knows of no person, who at any time during the period from on or about April 1, 2001 to the present who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a) except as disclosed below. Based upon a review of Forms 3 and 4 furnished to the Company under Rule 16(a)-3(d), other than disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

Kenneth A. Martin was required to file a Form 4, Statement of Changes in Beneficial Ownership of Securities, when he sold his control position in the Company to Gary Robinson on or about November 8, 2002. Mr. Martin has filed this form on a delinquent basis. Based solely on the absence of copies in our records, we do not believe Kelcon, Inc., Kenneth A. Martin, Phillip A. Chung, or Sailor Mohler timely filed the annual reports on Form 5 which were due February 14, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

None of our officers or directors received any compensation for services from our date of inception (November 17, 1999) to December 31, 2002. On March 11, 2003, we entered into an Employment Agreement with our President, Peter Russo.

EMPLOYMENT AGREEMENT

On March 11, 2003, we entered into a contract with Peter F. Russo to serve as President and Executive. It provides for three years' employment at a salary of $10,000 per month, payable in bi-monthly installments, plus benefits. We do not have employment contracts with any other officer or directors. All officers and directors are employed by us on an at will basis, and the terms and conditions of employment are subject to change.

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

Options granted under the Plan may be in the form of "incentive stock options" which qualify as such under Section 422 of the Internal Revenue Code or non-qualified stock options which do not meet the criteria for incentive stock options under Section 422. The tax treatment afforded stock options qualifying as incentive stock options is generally more favorable to employees than that afforded to non-qualified stock options, in that the exercise of an incentive stock option does not require the optionee to recognize income for federal income tax purposes at the time of exercise. (The difference between the exercise price of the incentive stock option and the fair market value of the stock at the time of purchase is, however, an item of tax preference which may require payment of an alternative minimum tax.).

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

The Plan permits an outstanding option to be exercised after termination of employment only to the extent that the option was exercisable on the date of termination but in no event beyond the original term of the option (i) within one year by the estate or rightful heir(s) of the optionee if the optionee's employment is terminated due to the optionee's death; (ii) within one year after the date of such termination if the termination is due to the optionee's Disability (as defined in the Plan); or (iii) within three months after the date of such termination if the termination was due to the optionee's Retire ment (as defined in the Plan) or was for reasons other than death or Disability and other than "for cause" (as defined in the Plan). Upon termination of an optionee's employment "for cause," any unexercised options held by the optionee will be forfeited. In the event of the dissolution, liquidation or sale of substantially all the company's assets, options issued under the Plan will be deemed terminated to the extent not previously exercised. In the event the company merges with or into another corporation, outstanding options will be assumed or an equivalent option substituted by the successor corporation or, if such successor corporation does not agree to assume the option or substitute an equivalent option, the Board will provide for the option holder to have the right to exercise the option as to all of the optioned shares, including shares as to which the option would not otherwise be exercisable.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT.

The following table sets forth information, as of April 4, 2003, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

SHARES OWNED BENEFICIALLY

BENEFICIAL OWNERS AND OF RECORD PERCENT OF CLASS (1)

Gary T. Robinson 2,435,000 41.37%

(Officer and Director )

Officers and directors as a group 150,000 .025%

(1 person)

Cyberlinx Corporation 1,500,000 25.49%

________________

(1) Based on 5,885,050 shares outstanding on April 4, 2003

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

On March 6, 2003, Gary T. Robinson, our Chief Executive Officer, loaned the Company $100,000.

ITEM 13. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Based on his evaluation as of a date within 90 days of the filing date of this report, Gary T. Robinson, our chief executive officer and principal financial officer, has concluded that our Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls:

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

Limitations on the effectiveness of controls:

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit No. Description of Exhibits

----------------- ------------------------------------------------------

3.1 Certificate of Incorporation (1)

3.2 Bylaws (1)

3.2a Amendment to Article III, Section I

of the Bylaws (2)

10.1 Agreement of Sale with Enterprises Solutions, Inc.

dated May 11, 2001, and amendments (1)

10.2 2001 Employee Stock Option Plan

10.3 Promissory note from Enterprises Solutions, Inc.

dated October 31, 2001

10.4 Promissory Note to Rosanne Solomon

dated November 27, 2001(1)

10.5 License Agreement with Enterprises Solutions, Inc.

dated December 11, 2001 (rescinded)

10.6 Employment agreement with Kenneth A. Martin,

entered into in 2001

10.7 License Agreement with Joseph Friedman and Sons,

dated April 2, 2003

10.8 Employment Agreement with Peter F. Russo,

dated March 11, 2003

10.9 Consulting Agreement, dated February 28, 2003 By and Between

Delta Mutual, Inc. and M.U.R.G., LLC

_________________

(1) Incorporated by reference from the Registration Statement on Form 10-SB/A Amendment

No. 1 filed with the Securities and Exchange Commission on June 15, 2000.

(2) Incorporated by reference from the Quarterly Report on Form 10-QSB filed with the

Securities and Exchange Commission on November 21, 2000.

(b) On November 18, 2002, we filed a Current Report on Form 8-K disclosing the purchase by Gary T. Robinson of 450,000 shares from Kelcon, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

Dated: April 14, 2003

By:_______________________

Gary T. Robinson

Chief Executive Officer

Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

----------------- ------------ --------

/s/ Peter F. Russo___

Peter F. Russo President, Secretary, Director April 14, 2003

_/s/ Gary T. Robinson

Gary T. Robinson Chief Executive Officer,

Principal Financial Officer

Director April 14, 2003

CERTIFICATION

I, Gary T. Robinson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Delta Mutual, Inc. for the fiscal year ended December 31, 2002;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors: a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003 __/s/ Gary T. Robinson

Gary T. Robinson,

Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of Delta Mutual, Inc., on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission ("Report"), I, Gary T. Robinson, Chief Executive Officer of Delta Mutual, Inc., certify, pursuant to 18 U.S.C. ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. To my knowledge, the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Delta Mutual, Inc. as of and for the period covered by the Report.

Date: April 14, 2003 ___/s/ Gary T. Robinson

Gary T. Robinson

Chief Executive Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Delta Mutual, Inc.

We have audited the accompanying balance sheets of Delta Mutual, Inc. (a development stage company) (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficiency and cash flows for each of the years in the period ended December 31, 2002 and 2001 and for the period November 17, 1999 (Date of Formation) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Delta Mutual Inc. at December 31, 2002 and 2001, and the results of its operations and their cash flows for the years ended December 31, 2002 and 2001 for the period November 17, 1999 (Date of Formation) through December 31, 2002, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise, whose business purpose was to implement a mortgage business. The Company continues to investigate merger opportunities. As more fully explained in Note 1, to the financial statements the Company needs to obtain additional financing to fulfill its proposed acquisition and achieve a level of sales adequate to support its cost structure.

These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

/s/ Wiener, Goodman & Company, P.C.

WIENER, GOODMAN & COMPANY, P.C.

Certified Public Accountants

Eatontown, New Jersey

March 21, 2003

DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
ASSETS

	December 31,
	2002	2001

Current Assets:
Cash	$ 2,871	$ 36,641
Note receivable	-	60,000
Prepaid expenses		23,000
Total Current Assets	2,871	119,641

Other assets		30,000

TOTAL ASSETS	$ 2,871	$ 149,641

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Convertible debt	$ -	$ 250,000
Accounts payable	84,417
Accrued expenses	153,937	65,870
Total Current Liabilities	238,354	315,870
Commitments and Contingencies
Stockholders' Deficiency:
Common stock $0.0001 par value - authorized
20,000,000 shares, 857,000 and 557,000
shares issued and outstanding at
December 31, 2002 and 2001,	86	56
respectively
Additional paid-in-captial	304,322	48,222
Deficit accumulated during the
development state	(539,891)	(214,507)
Total Stockholders' Deficiency	(235,483)	(166,229)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$2,871	$149,641

See notes to financial statements.

DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Period from
			November 17, 1999
			(Date of Formation)
	Years Ended December 31,		through
	2002	2001	December 31, 2002

Costs and Expenses
General and administrative
expenses	$ 321,732	$ 175,690	$ 536,239
Interest expense	3,652	-	3,652
Net loss	$ 325,384	$175,690	$ 539,891

Loss per common share-
basic and diluted	$ (0.57)	$ (0.32)

Weighted average number of
common shares outstanding-
basic and diluted	569,329	557,000

See notes to financial statements.

DELTA MUTUAL, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS of STOCKHOLDERS' DEFICIENCY
				Deficit
	Number of			Accumulated
	Common	Common	Paid in	During Development
	Shares	Stock	Capital	Stage	Total
Balance at formation
(November 17, 1999)	-	-	$ -	$ -	$ -
Sale of common stock
(at $0.0001 - $0.10 per share)	485,000	49	3,501	-	3,550
Deficit for the period from
November 17, 1999
(Date of formation) through
December 31, 1999	-	-	-	(5,831)	(5,831)

Balance, December 31, 1999	485,000	49	3,501	(5,831)	(2,281)
Sale of common stock
(at $0.10 per share)	72,000	7	7,193		7,200
Net (loss)				(32,986)	(32,986)
Balance, December 31, 2000	557,000	56	10,694	(38,817)	(28,067)
Forgiveness of debt to former
shareholder	-	-	37,528	-	37,528
Net (loss)	-	-	-	(175,690)	(175,690)
Balance, December 31, 2001	557,000	56	48,222	# (214,507)	(166,229)
Sale of common stock
(at $0.10per share)	300,000	30	29,970	-	30,000
Forgiveness of debt by former	-	-		-
shareholder	-	-	17,500		17,500
Contribution of note receivable
in connection with termination	-	-		-
agreement			208,630		208,630
Net (loss)				(325,384)	(325,384)
Balance, December 31, 2002	857,000	86	$304,322	$539,891	$ (235,483)

See notes to financial statements.

DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
.
			Period
			November 17, 1999
			(Date of Formation)
	Years Ended December 31,		through
	2002	2001	December 31, 2002
Cash flows from operating
activities:

Net loss	$ (325,384)	$ (175,690)	$ (539,891)
Adjustments to reconcile net loss to
net cash used in operating activities:
Non-cash compensation	89,669	-	89,669
Bad debt	96,625	-	96,625
Changes in operating assets
and liabilities	87,820	(10,668)	100,690
Net cash used in operating activities	(51,270)	(186,358)	$ (252,907)

Cash flows from investing activities:
Advances to ESI	(30,000)	(60,000)	$ (90,000)

Cash flows from financing activities:
Proceeds from sale of common stock	30,000	-	40,750
Proceeds from loan	-	540,744	540,744
Repayment of loan	-	(540,744)	(540,744)
Proceeds from officer	17,500	32,578	55,028
Proceeds from convertible debt	-	250,000	250,000
Net cash provided by
financing activities	47,500	282,578	345,778

Net increase (decrease) in cash	(33,770)	96,220	92,871
Cash - Beginning of year	36,641	421	-
Cash - End of year	$ 2,871	$ 96,641	$ 92,871

See notes to financial statements.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Continued)
			Period
			November 17, 1999
			(Date of Formation)
	Years Ended December 31,		through
	2002	2001	December 31, 2002
Supplementary information:
Cash paid during year for:
Interest	$ -	$ 3,505
Income taxes	$ -	$ -

Changes in operating assets and
liabilities consists of:
Increase (decrease) in prepaid expenses	8,000	(23,000)	(15,000)
(Increase) in other assets	-	(30,000)	(30,000)
Increase in accounts payable
and accrued expenses	79,820	42,332	145,690
	$ 87,820	$ (10,668)	$ 100,690
Non-cash financing activities:

Contribution of note receivable	$ 208,630	$ -	$ 208,630

Offset of note receivable and convertible
debt in connection with termination
agreement	$ 253,630	$ -	$ 253,630
Forgiveness of debt to former
shareholders	$ 17,500	$ 37,528	$ 55,028

See notes to financial statements.

DELTA MUTUAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT

ACCOUNTING POLICIES

ORGANIZATION

The Company was incorporated in the State of Delaware on November 17, 1999. From November 17, 1999 (Date of Formation) through December 31, 2002 the Company has not commenced operations and no revenue has been derived. Accordingly, the Company is considered a development stage enterprise. There is no assurance that operations will be achieved or that the Company will achieve a profitable level of operations. The Company originally intended to provide mortgage services through the Internet to the "sub-prime" market, but no longer pursues that business plan.

BASIS OF PRESENTATION

The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations. At December 31, 2002 operations had not yet commenced and no revenue has been derived; accordingly the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operations.

The Company's business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and the marketing of a new product

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of sales adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its development activities and complete the proposed merger and joint venture. However, there is no assurance that additional capital will be obtained. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

MANAGEMENT'S PLANS AND INTENTIONS

On March 18, 2003, the Company entered into a letter of intent with Hi Tech Consulting and Construction, Inc. ("Hi Tech") to form a joint venture to provide environmental technology services primarily to markets in the Middle East and Africa. The joint venture company, to be named Delta Envirotech, Inc. will be based in Virginia and focus on participating in government sponsored pollution remediation projects.

On February 28, 2003, the Company entered into a letter of intent with CEVA International, Inc. ("CEVA"). CEVA intends to develop business operations in the environmental technologies and service industries both in the United States and abroad. Pursuant to the terms of the acquisition, the Company will acquire either (1) all of CEVA'S issued and outstanding securities pursuant to a merger or reorganization transaction or (2) all or a substantial part of CEVA'S assets. The merger is subject to due diligence by both parties.

On July 9, 2002 the Company entered into a proposed merger agreement with Helvetia Pharmaceuticals, Inc. ("Helvetia"), a Delaware Corporation. Helvetia is a pharmaceutical company that focuses on a variety of treatments such as hormone resistant prostate and pancreatic cancer, liver cancer and ovarian cancer utilizing intracellular hypothermia therapy, a unique methodology coupled with proprietary agents. Helvetia operates facilities in the United States and Europe. The merger was subject to due diligence by both parties. During due diligence the existence of issues impacting the merger were disclosed by Helvetia. As a result of those disclosures the Company terminated the merger agreement on November 6, 2002.

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

Incident to such agreement, the Company was granted an exclusive world wide license by ESI to make, use and sell their technology, hardware and software products.

The merger agreement and the licensing agreement were both terminated on April 16, 2002. See Note 2 of Notes to Financial Statements

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates

.

EVALUATION OF LONG-LIVED ASSETS

Long-lived assets are assessed for recoverability on an on-going basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. At December 31, 2002, management concluded that no impairment exists.

LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt. The number of potential common shares outstanding were -0-, 420,662, and -0- as of December 31, 2002, 2001 and 2000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments including cash, accounts payable, accrued expenses, and convertible debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

INCOME TAXES

At December 31, 2002, the Company has a net operating loss ("NOL") carryforward of approximately $ 540,000 for financial reporting purposes and zero for tax purposes. The difference between financial reporting and tax purposes results from temporary differences caused by capitalization of start-up expenditures for tax purposes as required by Internal Revenue Code Section 195. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely.

STOCK-BASED COMPENSATION

The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("ABP") Opinion No. 25 "Accounting for Stock Issued to Employees". ABP No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted marked price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 "Accounting for Stock-Based Compensation-Transition and Disclosure.

The Company accounts for equity-based compensation to non-employees based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For the year ending December 31,2002, the Company recorded general and administrative expenses of $89,669. The common stock for these services were issued in 2003.

NEW FINANCIAL ACCOUNTING STANDARDS

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

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure , an amendment of FASB Statement No. 123" SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. Management is currently evaluating the impact of adopting the fair value based method of accounting for stock-based employee compensation and will implement the provision of the statement during the first quarter ending March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal yea r end. The disclosure requirements in this interpretation are effect for financial statements of interim or annual periods ending after December 15, 2002. The Company is assessing the impact of the adoption of this interpretation will have on the results of operations or financial position and will implement the provision of the statement during the first quarter ending March 31, 2003.

In January 2003, the Financial Accounting Standards Board issued Interpretation No.46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No.46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No.46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interests and, accordingly, adoption is not expected to have a material effect on the Company.

2. TERMINATION AGREEMENT

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

On October 21, 2001, ESI's president died leaving ESI without a chief executive. ESI was without sufficient funds to pay the professional and accounting fees necessary for a closing, or to pay for marketing its products. The Company therefore determined not to expend additional funds on such acquisition and to look for an alternative business to acquire or with which to merge. In light of such changed circumstances, ESI's lack of funds with which to pay the costs necessary to close on the transaction, and the Securities and Exchange Commission's comments with respect to the party's registration statement, the Company viewed the Agreement of Sale as terminated and has suspended all activities to implement such acquisition. The Company has withdrawn its registration statement.

On April 16, 2002, a termination of the merger agreement was signed because the registration statement required to be filed with the Securities and Exchange Commission for the acquisition and approval by stockholders of ESI did not take place.

As part of the termination agreement, the Company transferred to ESI 35 TAD Devices and 1 NRE (which are high assurance securities computer networks) in exchange for a $750,000 note written by John Solomon in favor of ESI which the Company recorded at the estimated fair value of $253,630. The Company cancelled its license agreement with ESI to make, use and sell any ESI technology and products and each company released the other from any and all liability related to and arising under the merger agreement. The Company transferred the $253,630 note it received from ESI to the holder of the Company's $250,000 convertible note in satisfaction of the Company's convertible debt. (See Note 4 of Notes to Financial Statements).

  NOTES RECEIVABLE

  In September 2001, the Company entered into an agreement with ESI whereby the Company would advance ESI up to $100,000. ESI agreed to pay the entire amount advanced, including interest at a rate of ten percent (10%) per annum and principal, on or before June 30, 2002. The Company advanced ESI $60,000 during 2001 and an additional $30,000 during 2002. At December 31, 2002 the Company wrote off the note receivable of $90,000 and accrued interest of $6,625.

  CONVERTIBLE DEBT PAYABLE

  On November 27, 2001, the Company borrowed $250,000 from Roseann Solomon (John Solomon's widow) for which it issued a 10% convertible promissory note due on or before December 31, 2002. Interest expense in the amount of $1,333, $2,379 and $3,612 was accrued for the years ended December 2002 and 2001 and the period November 17, 1999 (Date of Formation) through December 31 respectively.

  As part of the termination agreement with ESI, the Company received the John Solomon note, (See Note 2 of Notes to Financial Statements) which it assigned to Roseann Solomon in complete satisfaction of its $250,000 obligation to her.

  ACCRUED EXPENSES

Accrued expenses consist of the following:

December 31,

2002 2001

Professional fees $73,152 $28,418

Consulting fees 58,344

Registration fees 2,355 34,492

Other 13,238 2,961

$147,089 $65,871

  STOCKHOLDER'S DEFICIENCY

a. The former president of the Company purchased 300,000 shares of common stock for $33 in November of 1999. Such shares were issued without registration in reliance on an exemption in federal security laws that permit issuance of stock up to $1 million without registration of the securities.

b. In April 2001, Kelcon, Inc., a Delaware corporation, purchased 450,000 shares of common stock from former officers of the Company, in a private transaction, effectively changing the ownership of the Company.

c. During November 2002, Gary Robinson acquired the controlling equity position from Kelcon, Inc. in a private transaction.

d. On December 11, 2002, Cyberlinx Inc. purchased 300,000 restricted shares of the Company's common stock for $30,000 at $.10 per share.

  On January 12, 2003, the Company entered into an agreement with Ken Martin, the Company's former controlling shareholder, to compensate him for past services rendered to the Company in the amount of $15,000, all of which was accrued at December 31, 2002 and is included in general and administrative expenses for the year ending December 31, 2002. The Company issued 30,000 shares of the Company's common stock on Form S-8 registration statement in full payment of the Company's debt.

  On February 4,2003, the Company and J. Dapray Muir, Esq. ( the Company's previous attorney) entered into an agreement to compensate him for past services rendered to the Company in the amount of $34,669, all of which was accrued at December 31, 2002 and included in general and administrative expenses for the year ending December 31, 2002. The Company issued 50,000 shares of the Company's common stock on a Form S-8 registration statement in full payment of the Company's debt.

g . On February 3, 2003, the Company and Peter Russo, an executive of the Company, entered into an agreement to compensate him for past services rendered to the Company in the amount $20,000, all of which was accrued at December 31, 2002 and included in general and administrative expenses for the year ending December 31, 2002. The Company issued 40,000 shares of the Company's common stock on Form S-8 registration statement in full payment of the Company's debt

h. On February 10, 2003, the Company and Jerome Kindrachuk, an executive of the Company, entered into an agreement to compensate him for past services rendered to the Company in the amount of $20,000, all of which was accrued at December 31, 2002 and included in general and administrative expenses for the year ending December 31, 2002. The Company issued 200,000 shares of the Company's common stock in full payment of the Company's debt in February 2003.

i. On February 13, 2003, the Company registered 2,000,000 shares of the Company's common stock reserved for the Company's 2001 Employee Stock Option Plan.

  RELATED PARTY TRANSACTIONS

  a. In connection with the initial capitalization of the Company, its former principal stockholder loaned the Company $4,950 during 1999 and $32,534 during 2001, all of which was forgiven during the year ended December 31, 2001. The loan payable to the former principal stockholder at December 31, 2002 and 2001 was $-0- and $4,950. Interest was accrued at 10%. For the year ended December 31, 2002, 2001 and 2000 and the period November 17, 1999 (Date of Formation) through December 31, 2002, interest of $14, $30 and $44 was accrued on this loan.

  b. On January 7, 2003, the Company borrowed $15,000 from Michael Pisani ("Pisani") (a stockholder) of the Company. Pisani received 50,000 common shares of the Company's common stock which represented the payment of interest accruing on the unpaid principal balance through January 27, 2003, the maturity date. The Company recorded interest expenses of $5,000 in 2003 for the issuance of the shares.

  The Company did not pay the outstanding balance on the maturity date and must pay monthly interest of one (1%) percent and pay to Pisani a penalty of 25,000 common shares of the Company's common stock for each 30 day period the outstanding balance remains unpaid. On March 7, 2003, the Company repaid Pisani $5,000 against the outstanding balance. The penalty shares issued will be recorded as additional interest expense in 2003.

  COMMITMENTS AND CONTINGENCIES

License Agreement

On April 16, 2002, the Company terminated it license agreement with ESI. (See Notes 1 and 2 of Notes to Financial Statements.).

Executive Employment Agreement

Effective March 11, 2003, the Company entered into an employment agreement with Peter Russo for three years with renewal upon mutual agreement. The agreement compensates Mr. Russo $10,000 per month. Additionally, Mr. Russo will receive an incentive of 1.5% of adjusted net profits beginning with the year 2003 and each fiscal year thereafter during the term of this agreement, payable in stock. This agreement and Mr. Russo's employment may be terminated by the Company at its discretion at any time after the initial term, provided that the Mr. Russo be paid six months of his base compensation then in effect.

Consulting Agreement

On March 6, 2003, the Company entered into a consulting agreement with M.U.R.G. LLC ("M.U.R.G.) for a term of three years. Termination can only occur with the written consent of both parties.

The consultant will perform advisor services in connection with the proposed construction of approximately 500 homes in Puerto Rico by the Company. M.U.R.G. will receive a commission on all homes built and will receive common stock of the Company equal to 4% at the Company after 25 homes are constructed at an agreed upon price. The Company does not have an agreement to build the homes and all negotiations are in the very early stages.

The Company advanced M.U.R.G. $100,000 against the compensation, in the form of a promissory note payable on demand, interest accruing @ 5% per anum, except that in the event the Company receives written confirmation from the Department of Housing of the Territory of Puerto Rico of 500 qualified purchasers and financing for the purchasers of the residential units, in which case the outstanding principal balance and interest of the loan will be forgiven and the amount applied against future commissions. The Company was advanced $100,000 by Gary Robinson to fund the transaction.

Marketing Services Agreement

Effective November 1, 2001, the Company entered into a marketing services agreement with KCT Inc. ("KCT"). KCT will provide consulting services to the Company for a minimum period of 120 days. The monthly fee is $15,000 for the first sixty days and $19,000 for the remaining sixty days. For the year ended December 31, 2001 the Company incurred expenses of $30,000.

During the first quarter of 2002 the agreement was orally terminated and the Company believes it has no obligation in connection with the agreement.

Investor Relations Agreement

On November 6, 2001 the Company entered into an agreement with Direct Development Group, LLC ("Direct") for a period of four months, as its investor relations and strategic communication consultant. Direct received a fee of $8,000 for each of the years ended December 31, 2002 and 2001.

Leases

The Company entered in to a lease March 1, 2003 for a business office space. The lease will require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for the operating lease is as follows:

Years Ending

December 31

    $6,500.

    7,800.

    7,800.

    1,300.

    - _

$23,400.

There was no rent expense for the years ended December 31, 2002 and 2001.

9. Subsequent Events

a. The Company is currently undergoing a change in control and reorganization of its business.

Under its new management, the Company intends to develop business operations in the environmental technologies and services industry both in the United States and abroad. In pursuit of these objectives, the Company has signed a non-binding Letter of Intent to merge with or acquire the assets of CEVA subject to, among other conditions, the completion of satisfactory due diligence investigations by each party and the negotiation of final terms in a definitive agreement. CEVA has been engaged in the environmental technology and services business in Central and Eastern Europe for the last decade. With its European headquarters in Budapest, Hungary, CEVA has operations in Hungary, Romania and the Czech Republic.

.b. On March 18, 2003, the Company entered into a letter of intent with HiTech to form a joint venture to provide environmental technology service primarily to market in the Middle East and Africa. Both parties agree that each shall have an exclusive 30 day period to complete their due diligence.

Exhibit 10.7

LICENSE AGREEMENT

THIS AGREEMENT, dated this 2nd day of April, 2003, between DELTA MUTUAL INC., a Delaware corporation, having its offices at 111 North Branch Street, Sellersville, Pennsylvania 18960 (the LICENSOR) and Joseph Friedman and Sons, International Inc., a New Jersey corporation having an address of 9384 Route 130 North, Pennsauken, N J 08110, (the LICENSEE).

BACKGROUND

WHEREAS LICENSOR is in the business of providing environmental management, technologies and services to public and private entities located in Central and Eastern Europe (the "CEE") and has the know-how, equipment, experience and expertise in the CEE to perform its business; and

WHEREAS LICENSOR is experienced in the management of projects in the CEE and United States, focusing on the disposal and recovery of industrial wastes and residuals and their conversion into alternative fuels and other materials for use in power plants and for use in other applications, employing its technical expertise and know-how in these processes; and

WHEREAS LICENSOR owns and/or has the right to license certain "Technology" and "Technical Information" as hereinafter defined, relating to "Licensed Products", as also hereinafter defined used in the design construction and operation of certain remediation processes for the removal and recycling of waste materials from soil and water; and

WHEREAS LICENSOR desires to grant LICENSEE certain rights for such Technology and Technical Information as well as for certain Licensed Products in the "Territory", as hereinafter defined; and

WHEREAS LICENSEE desires to acquire such rights in accordance with the terms and conditions hereinafter set forth.

NOW THEREFORE, in consideration of the premises and covenants, and other good and valuable consideration, and the mutual promises of the performance and undertakings set forth herein, it is agreed by and among the parties hereto as follows:

ARTICLE I - DEFINITIONS

As set forth herein, the following terms shall be defined as follows:

"Waste Materials" are non-biological petroleum wastes and residues currently being generated and stored in lagoons, tanks, basins, and capable of being processed in the Equipment, and other wastes that may be identified during the period covered by this Agreement.

"Equipment" means Equipment for the processing of Waste Materials.

""Affiliate" means in respect of any person, any company or entity controlling or controlled by or under joint control of such person whereas "control" means the ownership, whether direct or indirect, of more than fifty percent of the voting rights of a person.

"AFR" means alternative fuels and raw materials to be used in the manufacture of cement or other industrial uses.

"Licensed Products" means the end product resulting from the activities of the licensed Technology, including but not limited to AFR and CEMIX®.

"Dollars" and "$" shall mean the official currency of the Government of the United States of America.

"DELTA" shall mean DELTA MUTUAL INC., and all its affiliates and subsidiaries.

"Government Approval" means the approval, consent, license, authorization, or validation, if any, required by the Government or any instrumentality of any government, to validate or effectuate the Agreement.

"Processing," means treatment, analytical control and conversion of industrial residuals into AFR and raw materials.

"LICENSEE" shall mean Licensee as specified on the title page of this Agreement and any subsidiary or Affiliate thereof having more than 50% of its ordinary voting shares held and/or controlled by LICENSEE.

"License Period" as defined in Section 8.1.

"Licensing Fee" as defined in Article 5 and in the Confidential Addendum.

"Regulatory Approval" shall mean, with respect to a given country or state in the Territory, all governmental approvals necessary for LICENSEE to have the right to market or use the Licensed Product or process in such country or territory.

"Regulatory Authority" shall mean, with respect to a given country or state in the Territory, the national or multinational authority responsible for granting Regulatory Approval in such country or state.

"Technology" shall mean all of LICENSOR's know-how, proprietary information, trade secrets, contract rights, patents, Technical Information and the like used in LICENSOR's businesses to produce Licensed Products and utilized in the design, construction and operation of certain remediation processes for the removal and recycling of waste materials from soil and water.

"Technical Information" shall mean all information concerning the Technology disclosed by the LICENSOR to LICENSEE, together with all proprietary information, trade secrets, skills and experience, recorded and unrecorded, accumulated from time to time during the term of this Agreement, relating to Licensed Product and all designs, drawings, specifications and the like, owned by LICENSOR, insofar as the same relate to the Technology.

"Territory" shall mean the countries comprising the Former Soviet Union.

ARTICLE II - LICENSES GRANTED

2.1 Licenses Granted to LICENSEE

Subject to the terms and conditions set forth herein and for a license period equal to the duration as defined in Article 5 and the Confidential Addendum" (the "Licensed Period"), unless terminated pursuant to Article VIII, LICENSOR hereby grants LICENSEE:

Exclusive License. An exclusive license, with the right, subject to LICENSOR's approval, to grant sub-licenses and/or franchise rights to others, throughout the Territory:

To perform assessments of the locations and extent of soil and water contamination resulting from industrial activity.

Sourcing, treatment and processing of hydrocarbon based and other industrial residues into alternative fuels and raw materials.

To sell or otherwise dispose of such AFR and other raw materials.

Organize and effect the logistics and transportation of materials (including industrial residues, alternative fuels, raw materials, and other process ingredients) between locations involved in the Business (sites of sources of residuals, any place of Processing, and any place of final use), and to

Such other activity as may be deemed appropriate by the Parties to be mutually beneficial in implementing and achieving the business purposes set forth above.

2.2 Limitation of Licenses Granted. The licenses granted in Section 2.1 are subject to the following:

A license is granted to LICENSEE to employ LICENSOR's technology and to sub-license part, but not all of its rights obtained pursuant to this Agreement, to other entities provided, however, that for each proposed sub-license, LICENSEE desires to grant under this Agreement is subject to prior written approval of LICENSOR which approval shall not be unreasonably withheld.

As a condition to the grant of this License, the LICENSEE hereby agrees that LICENSOR shall have the exclusive right of participation as set forth in Article V below during the term of this Agreement.

No license is granted to LICENSEE with respect to any other purpose or use except as defined in this Agreement.

2.3 Furnishing Know-How and Supporting Services.

LICENSOR will furnish to LICENSEE as much technical support and know-how as is necessary to accomplish the purpose of this Agreement.

ARTICLE III - TECHNICAL COOPERATION

3.1 Technical Cooperation.

Subject to the right of first refusal by LICENSOR and upon request by LICENSEE, LICENSOR shall furnish to LICENSEE technical assistance with respect to the design and engineering of the Technology. Such technical assistance shall include on-going training and support, supplied either directly or by equipment vendors at LICENSOR's option. Necessary equipment will be purchased and installed with the participation of LICENSOR who will utilize best efforts to acquire equipment at lowest cost.

3.2 Regulatory Approval.

LICENSOR agrees to provide LICENSEE with all reasonable assistance and cooperation in the preparation and submission of any application for Regulatory Approval.

ARTICLE IV - CONFIDENTIAL INFORMATION

4.1 Confidentiality. During the term of this Agreement, it will be necessary for each Party to disclose information which it regards as proprietary and/or confidential (""Proprietary Information"). Each Party agrees to maintain Proprietary Information received from the other Party or indirectly to either of the Companies, and identified by the disclosing Party as such, in confidence, employ adequate and appropriate measures to prevent its unauthorized publication and/or disclosure, and not use it for any purpose other than the performance of this Agreement and operations of the Companies.

4.12 Confidential Information. No Party shall disclose to any other person or entity or use or exploit for any other purpose whatsoever any information contained in the budget, financial and operating plans, and related materials, any information contributed by a Party and/or any other information which they obtain or had previously obtained in relation to the transactions contemplated by this Agreement or the proposed business activities of the Companies ("Confidential Information"), except as may be required by law (and then only to the extent such announcement is required in order to comply with the applicable law) and to the extent expressly permitted by this Agreement> For the purposes of this Article, Confidential Information shall not include any information which :

is available to the general public at the time of disclosure through no action of the disclosing Party;

becomes available to the general public, other than by manner of unauthorized disclosure or use; or is provided by a third party who is lawfully in possession of such information and has the lawful right to disclose or use it.

The Parties shall cause their Affiliated Companies, advisors, employees, agents representatives and contractors not to disclose to any person or use or exploit for any purpose whatsoever the Confidential Information except as expressly permitted in this Article.

4.13 Survival.

The obligations under this Article IV shall survive any termination or expiration of this Agreement.

ARTICLE V - PAYMENTS

5.1 LICENSEE shall pay LICENSOR the amount of $1,000, and

5.2 LICENSEE hereby grants LICENSOR, on an exclusive basis, the exclusive right to perform any and all technical services necessary to develop and operate any business or project in the Territory using any part of the Technology, Technological Information and the processes involved therewith licensed to LECENSEE under this Agreement which shall include, but not be limited to any and all projects and businesses involved in the recycling and/or remediation of soil, water or waste, their treatment, disposal or sale, the processing, transportation or sale of any Products or materials obtained, utilized or treated and such other activities as may, from time to time, result from LICENSEE's activities under the terms of this Agreement.

5.3 The Parties acknowledge that in the course of its business activities under this Agreement, LICENSEE may enter into a number of partnerships, joint ventures, cooperation agreements or the like, with entities or organizations in the Territory to further the development of the businesses contemplated by the Parties under the terms of this Agreement. LICENSEE agrees that before it enters or joins any such partnership, joint venture, cooperation agreement or the like with any entity in the Territory, it shall be a condition that LICENSOR consents in writing to LICENSEE's request to participate in any such partnership, joint venture, cooperation agreement or the like before LICENSEE may participate.

5.4 The terms and provisions governing any and all proposed partnerships, joint ventures cooperation agreements and the like in which LICENSEE proposes to participate, including but not limited to, license fees, royalties and sub-system pricing, shall be mutually agreed upon and set forth as a separate Addendum to this Agreement.

ARTICLE VI - NON-CIRCUMVENTION

6.1 Non-Circumvention Provision. The Parties hereby acknowledge that in the course of conducting licensing activities, either Party could attain information which together include but are not limited to business contacts, vendors, consultants, equipment specifications, chemical formulations, methods, processes, business plans and marketing strategies from the other Party that :

A (1) Derives independent economic value, actual or potential, from not being generally known to the public or to other persons or entities which can obtain economic value from its disclosure or use; and

(2) Is subject of efforts that are reasonable under the circumstances to maintain its secrecy.

Both Parties acknowledge that such information shall be considered "Proprietary Information".

Now, Therefore, in consideration of the mutual promises set forth herein, each Party covenants and agrees as follows:

B (1) That all "Confidential Sources", "Confidential Information" and "Trade Secrets" of each Party are valuable property and shall be and remain the exclusive property of such Party.

(2) That neither Party (including associates, agents, affiliates, or representatives of such Party) will attempt, directly or indirectly, to contact the other Party's "Confidential Source" (specifically including business contacts, vendors, and consultants) on any matters relating to the subject business or contact or negotiate with a "Confidential Source" or make use of any "Confidential Information" of the other Party, except through such other Party or with the express written consent of such other Party as to each "Confidential Source".

(3) Both Parties agree not to circumvent, nor attempt to circumvent, the other Party in any transaction pending or in the future, for the full term of this Agreement and shall apply to any and all transactions entered into by the Parties and their principals, including follow up, repeat extended or renegotiated transaction(s), as well as the initial transaction. This includes each and every future transaction(s) for which contract and/or negotiations were made or initiated during this period. This document binds all Parties, their officers, directors, employees, sub-contractors, partners, associates, agents, attorneys, accountants, assignees, heirs, transferees, and designees.

(4) Both Parties agree not to use "Confidential Sources", "Confidential Information" and/or "Trade Secrets" provided by the other Party to compete or harm the disclosing Party for the full term of this Agreement.

6.2 LICENSOR shall maintain and perfect its contract rights, both domestic and foreign, necessary for LICENSEE to operate in the Territory.

ARTICLE VII - REPRESENTATIONS, OBLIGATIONS,

WARRANTIES AND DISCLAIMERS

7.1 Licensor represents and warrants as follows:

LICENSOR has the power and authority to execute, deliver and perform its obligations under this Agreement, and that neither the execution nor delivery of this Agreement nor the performance of its obligations hereunder will constitute a breach of the terms or provisions of any contract or agreement to which it is a party.

LICENSOR is a duly organized, validly existing corporation of the State of Delaware and the corporate charter of LICENSOR has not been revoked or suspended.

7.2 LICENSEE represents and warrants as follows:

LICENSEE has the power and the authority to execute, deliver and perform its obligations under this Agreement, and that neither the execution nor delivery of this Agreement nor the performance of its obligations hereunder will constitute a breach of the terms or provisions of any contract or agreement to which it is a party.

LICENSEE has the financial capability to pay the consideration that is required by Article V.

7.3 Obligations of LICENSEE. LICENSEE will use its best efforts to:

execute all such tasks as may be necessary to bring about the timely performance of Licensed Activity outlined in Article II above, consistent with good business practice;

ensure that all steps within its power are undertaken with all reasonable speed to ensure that Licensed Activity complies with all relevant governmental regulations in the Territory; and

perform Licensed Activity in a professional and workmen-like manner to meet general engineering standards.

perform Licensed Activity in compliance with all provisions of the Foreign Corrupt Practices Act of 1977, as amended.

7.4 Limitation of LICENSOR's Warranties.

LICENSOR shall not be obliged to defend, indemnify or hold LICENSEE harmless against suit, claim, demand or action based on actual or alleged infringement of any patent or other rights belonging to persons not a party to this Agreement. Any such suit, claim, demand or action based on actual or alleged infringement by LICENSEE shall not relieve LICENSEE from the performance of its obligations hereunder.

7.5 Indemnification and Insurance.

LICENSEE shall indemnify and hold LICENSOR harmless from and against any and all expenses (including attorneys fees and costs), claims, demands, liabilities or money judgements for death or bodily injury arising from the testing, production, sale or use of any Licensed Product by LICENSEE, or its vendors or transferees; provided, however, that LICENSEE shall give LICENSOR notice as soon as practicable of any claim or action to which the forgoing provisions apply. LICENSOR shall have the right, but not the obligation, to participate in any compromise, settlement or defense of any such claim or action.

Each of the Parties hereto shall indemnify and save harmless the other of, from and against any losses, damages and expenses (including legal fees and costs) which the other may suffer or incur by reason of a breach of any agreement, representation or warranty set forth in this Agreement.

The provisions of Section 7.5 shall survive the termination or expiration of this Agreement.

ARTICLE VIII - DURATION AND TERMINATION

8.1 The term of this Agreement shall commence and continue until the fifth anniversary of the date of this Agreement, renewable for five additional years unless terminated by mutual agreement prior to the expiration date. This Agreement may be terminated prior to the expiration date of its term as follows:

By mutual written agreement of the Parties.

By a Party on ninety day's prior written notice in the event of a default or breach under this Agreement and the failure by the alleged defaulting or breaching party to undertake reasonable measures to cure said default or breach within said ninety-day period.

By a party in the event that another party shall commence or have commenced against it without dismissal within sixty days thereafter any case, proceeding or other action relating to bankruptcy, insolvency, reorganization or relief of debtor.

If, through no fault of LICENSEE, no feasibility study is begun, or joint venture entered into to implement the technology within thirty-six months, this Agreement shall terminate.

8.3 This Agreement shall terminate effective immediately upon:

The filing by LICENSEE of an involuntary petition of bankruptcy, the entry of a decree or court order or agency or supervisory authority having jurisdiction in the premises for appointment of a conservator, receiver, trustee in bankruptcy or liquidator for LICENSEE in any insolvency, readjustment of debt, marshalling of assets, bankruptcy similar proceedings, or winding up of or liquidation of its affairs, and the continuance of such petition, decree or order undismissed or unstayed and in effect for a period of sixty consecutive days; or

The consent by LICENSEE to appointment of a conservator, receiver in bankruptcy or liquidator in any insolvency, readjustment of debt, marshalling of assets or liabilities, bankruptcy or similar proceedings of or relating to LICENSEE, or relating to substantially all of its property, if LICENSEE shall admit in writing to its inability to pay its debts generally as they become due, file a petition to take advantage of any application of insolvency, reorganization or bankruptcy statute, make an assignment for the benefit of creditors or voluntarily suspend payment of its obligations.

8.4 Termination shall not release either LICENSEE or LICENSOR from the obligation arising prior to such termination or any requirement pursuant to

Article VII.

8.5 Licensor shall have the option of continuing any operations initiated by LICENSEE, acquiring LICENSEE's operating assets and assuming LICENSEE's obligations.

8.6 The provisions in Article IV shall survive the termination or expiration of this Agreement and LICENSEE shall not thereafter use such information ARTICLE IX - WAIVER

9.1 No provision of this Agreement shall be deemed to have been modified by any acts of LICENSOR, its agents or employees, or by failure to object to any acts of LICENSEE which may be inconsistent herewith, or otherwise, except by a subsequent agreement in writing signed by both Parties. No waiver of breach committed by either Party in one shall constitute a waiver or a license to commit to continue breaches in other or like instances.

ARTICLE X - LIMITATIONS OF RIGHTS AND AUTHORITY

10.1 No right of title whatsoever in the Representation Rights, Patent Rights, License Products, Technical Specifications or Technical Information, is granted by LICENSOR to LICENSEE, or shall be taken by LICENSEE, except as set forth in this Agreement.

10.2 Neither Party shall in any respect whatsoever be taken to be a partner, agent or representative of the other Party and neither Party shall have any authority to assume any obligation for the other Party to commit the other Party in any way.

10.3 Neither Party shall at any time heretofore or hereafter publicly state nor imply that the terms and conditions specified herein, or that the relationships between LICENSOR and LICENSEE, are in any way different from those specifically set forth in this Agreement. If requested by one Party, the other Party shall promptly supply the first Party with copies of any public statements and of all promotional material relating to this Agreement.

ARTICLE XI - FORCE MAJEURE

11.1 Neither LICENSEE nor LICENSOR shall be liable for the failure to perform or delay in performing obligations as set forth in this Agreement and neither LICENSEE nor LICENSOR shall be deemed in breach of its obligations to the extent, and for so long as, such failure or delay or breach is due to natural disaster or any cause reasonable beyond the control of LICENSEE or LICENSOR. Either LICENSEE or LICENSOR desiring to invoke this Article shall notify the other Party promptly of such desire and shall use reasonable efforts to resume performance of its obligations as soon as is reasonable possible. However, if performance by either LICENSEE or LICENSOR becomes impossible for more than one consecutive twelve (12) month period by reason thereof, this Agreement will be terminated upon either Party giving thirty days' advance written notice.

ARTICLE XII - INJUCTIVE RELIEF FOR BREACH:

SEVERABILITY AND ENFORCABILITY

12.1 LICENSEE agrees that LICENSOR may not be adequately compensated by damages at law for a breach by LICENSEE of any provisions of Articles II, IV and XIII and Sections 7.4 and 17.2 of this Agreement and that LICENSOR shall be entitled to injunctive relief and specific performance therewith, in addition to other remedies.

12.2 Each of the covenants contained in this Agreement shall be construed as separate covenants, if any court shall finally determine that any such covenants are to broad as to area, activity or time set forth therein said area, activity or time, without limiting the scope or or enforceability of the remaining provisions of those sections.

12.3 If any provision of this Agreement is declared invalid by a court of last resort or by any court from the decision of which an appeal is not taken within the time frame provided by law, then, in such an event, this Agreement will be deemed to have been terminated only as to the portion thereof which relates to the provision invalidated by that judicial decision, but this Agreement in all other respects shall remain in force.

ARTICLE XIII - LIMITATION OF ASSIGNMENT BY LICENSEE

13.1 The rights, duties and privileges of LICENSEE hereunder shall not be transferred or assigned by it, either in part or in whole without prior written consent of LICENSOR. This provision shall not apply to the sub-licensing and/or franchising by LICENSEE permitted elsewhere in this Agreement. Notwithstanding the foregoing, LICENSEE shall have the right to transfer and assign its rights, duties and privileges under this Agreement in connection with its merger or consolidation with another firm or the sale of its entire business to another person or firm, provided that such person or firm shall have agreed with LICENSOR to perform all of the transferring Party's obligations and duties hereunder.

ARTICLE XIV - GOVERNING LAW

14.1 This Agreement shall be governed by, construed and enforced in accordance with the laws of the State of Delaware and each Party hereby submits to the jurisdiction of any State or Federal Court of Delaware in the event of claims arising under this Agreement.

ARTICLE XV - ENTIRE AGREEMENT

15.1 This Agreement sets forth the entire agreement and understanding between LICENSOR and LICENSEE as to the subject matter hereof and has priority over all documents verbal consents and understandings made before execution of this Agreement, and none of the terms of this Agreement shall be amended or modified except in a written document signed by LICENSOR and LICENSEE.

15.2 In the event of an inconsistency between any of the terms of this Agreement and any translation thereof into another language, the English language version shall control.

ARTICLE XVI - NOTICES

16.1 Any notice, consent or approval required under this Agreement shall be in English and in writing, and shall b delivered to the following addresses (a) personally by hand, (b) by certified Airmail, postage pre-paid, with return receipt requested, or (c) by FAX, confirmed by such certified Air Mail:

If to Licensor:

C/O Delta Mutual Inc.

111 North Branch Street

Sellersville, PA 18960

Telephone: (215) 258-2800

Fax: (215) 258-2870

If to LICENSEE:

Simon Friedman, General Manager

C/O Joseph Friedman and Sons International Inc.

9384 Route 130 North

Pennsauken, N J 08110

Tel: (856) 665-5505

Fax: (856) 665-7586

All notices shall be deemed effective upon date delivered. If either Party desires to change the address to which notice is sent to such Party, it shall so notify the other Party in writing in accordance with the foregoing.

ARTICLE XVII - MISCELLANEOUS

17.1 Headings and References. Headings in this Agreement are included for ease of reference only and have no legal effect. References herein to Sections or Attachments are to Sections and Attachments to this Agreement, unless expressly stated otherwise.

17.2 Restriction on Disclosure of Terms and Provisions.

This Agreement shall be distributed solely to:

those personnel of LICENSOR and LICENSEE and its sub-licensees and/or franchisees, who shall have a need to know its contents;

those persons whose knowledge of its contents will facilitate performance of the obligations of the Parties under this Agreement;

organizations or governmental agencies to whom grant applications have been submitted;

those persons, if any, whose knowledge of its contents are essential in order to permit LICENSEE or LICENSOR to place or maintain or secure benefits under policies of insurance; or

as may be required by law, regulation or judicial order.

In the event disclosure is required by law, regulation or judicial order, the disclosing Party shall request that any disclosure be kept secret and shall attempt to minimize disclosure of the financial terms of this Agreement. Any Party may publicly announce the existence of the Agreement, the manner in which the Parties shall operate, and the areas of responsibility of each Party. Except as legally required, no Party may disclose the amount of payments or royalty rates without the consent of the other Party. The Parties will consult with each other prior to any press release relating to this Agreement.

IN WITNESS WHEREOF, the Parties hereto have caused this Agreement to be executed as of the date first written above in duplicate by their duly authorized representatives.

DELTA MUTUAL INC.

By Peter F. Russo, President

Joseph Friedman and Sons International Inc.

By: Simon Friedman, General Manager

ADDENDUM TO LICENSE AGREEMENT

Additional Compensation:

Ownership Western Partner

Delta Mutual, Inc. shall not have less than sixty percent (60%) and not more than eighty percent (80%) and Joseph Friedman and Sons International Inc. shall have the balance of the Western Partner investment on all joint ventures and/or outright ownership investments brought about by Joseph Friedman and Sons International Inc.

Joseph Friedman and Sons International Inc. shall retain one (1) seat on the Delta Mutual Inc. Board of Directors.

Joseph Friedman and Sons International Inc. shall receive common stock equal to as amount of 4.9% of the current outstanding number of shares upon the signing of the Agreement. The percentage of shares shall be non-dilutive.

Delta Mutual Inc. Joseph Friedman and Sons International Inc.

Exhibit 10.8

EXECUTIVE EMPLOYMENT AGREEMENT

This Executive Employment Agreement ("Agreement") is made and effective March 11, 2003, by and between Delta Mutual Inc. ("Company") and Peter F. Russo ("Executive").

NOW, THEREFORE, the parties hereto agree as follows:

1. Employment.

Company hereby agrees to initially employ Executive as its President and Executive hereby accepts such employment in accordance with the terms of this Agreement and the terms of employment applicable to regular employees of Company. In the event of any conflict or ambiguity between the terms of this Agreement and terms of employment applicable to regular employees, the terms of this Agreement shall control. Election or appointment of Executive to another office or position, regardless of whether such office or position is inferior to Executive's initial office or position, shall not be a breach of this Agreement.

2. Duties of Executive.

The duties of Executive shall include the performance of all of the duties typical of the office held by Executive as described in the bylaws of the Company and such other duties and projects as may be assigned by a superior officer of the Company, if any, or the board of directors of the Company. Executive shall devote his entire productive time, ability and attention to the business of the Company and shall perform all duties in a professional, ethical and businesslike manner. Executive will not, during the term of this Agreement, directly or indirectly engage in any other business, either as an employee, employer, consultant, principal, officer, director, advisor, or in any other capacity, either with or without compensation, without the prior written consent of Company. 3. Compensation.

Executive will be paid compensation during this Agreement as follows:

A. Effective April 1, 2003 a base salary of $ 10,000 per month, payable in bi-monthly installments according to the Company's regular payroll schedule. Thereafter, the monthly amount will be increased at the discretion of the board of directors, with a review at the end of six months from the date of this Agreement. Prior to April 1, 2003 you will be compensated on a 1099 basis at the rate of $10,800 per month.

  An incentive salary equal to 1.5% of the adjusted net profits (hereinafter defined) of the Company beginning with the Company's year end 2003 and each fiscal year thereafter during the term of this Agreement, payable in common shares. "Adjusted net profit" shall be the net profit of the Company before federal and state income taxes, determined in accordance with generally accepted accounting practices by the Company's independent accounting firm and adjusted to exclude: (i) any incentive salary payments paid pursuant to this Agreement; (ii) any contributions to pension and/or profit sharing plans; (iii) any extraordinary gains or losses (including, but not limited to, gains or losses on disposition of assets); (iv) any refund or deficiency of federal and state income taxes paid in a prior year; and (v) any provision for federal or state income taxes made in prior years which is subsequently determined to be unnecessary. The determination of the adjusted net profits made by the independent accounting firm employed by the Company shall be final and binding upon Executive and Company.
  An initial grant of Company Common Stock in the amount of 100,000 shares will be made immediately upon employment. Options for an additional two (2) percent of shares of Common Stock will be granted at the market value price on the day of option grant. The exercise period will be for a period of not earlier than one year and not later than five years from date of option grant.

4. Benefits.

A. Holidays. Executive will be entitled to at least 12 paid holidays each calendar year and 5 personal days. Company will notify Executive on or about the beginning of each calendar year with respect to the holiday schedule for the coming year. Personal holidays, if any, will be scheduled in advance subject to requirements of Company. Such holidays must be taken during the calendar year and cannot be carried forward into the next year. Executive is not entitled to any personal holidays during the first six months of employment.

B. Vacation. Following the first six months of employment, Executive shall be entitled to 10 paid vacation days each year.

C. Sick Leave. Executive shall be entitled to sick leave and emergency leave according to the regular policies and procedures of Company. Additional sick leave or emergency leave over and above paid leave provided by the Company, if any, shall be unpaid and shall be granted at the discretion of the board of directors.

D. Medical and Group Life Insurance. Company agrees to include Executive in the group medical and hospital plan of Company, at his option and provide group life insurance for Executive at no charge to Executive in the amount of $250,000 during this Agreement. Executive shall be responsible for payment of any federal or state income tax imposed upon these benefits.

E. Pension and Profit Sharing Plans. Executive shall be entitled to participate in any pension or profit sharing plan or other type of plan adopted by Company for the benefit of its officers and/or regular employees.

F. Automobile. Company will provide to Executive the use of an automobile of Executive's choice at a gross purchase price not to exceed $ 30,000 or a monthly lease not to exceed $850 per month. Company agrees to replace the automobile with a new one at Executive's request no more often than once every two years. Company will pay all automobile operating expenses incurred by Executive in the performance of an Executive's company duties. Company will procure and maintain in force an automobile liability policy for the automobile with coverage, including Executive, in the minimum amount of $1,000,000 combined single limit on bodily injury and property damage.

G. Expense Reimbursement. Executive shall be entitled to reimbursement for all reasonable expenses, including travel and entertainment, incurred by Executive in the performance of Executive's duties. Executive will maintain records and written receipts as required by the Company policy and reasonably requested by the board of directors to substantiate such expenses.

5. Term and Termination.

A. The Initial Term of this Agreement shall commence on March 11, 2003 and it shall continue in effect for a period of three years. Thereafter, the Agreement shall be renewed upon the mutual agreement of Executive and Company. This Agreement and Executive's employment may be terminated at Company's discretion during the Initial Term, provided that Company shall pay to Executive an amount equal to payment at Executive's base salary rate for the remaining period of Initial Term, plus an amount equal to 12 months of Executive's base salary. In the event of such termination, Executive shall not be entitled to any incentive salary payment or any other compensation then in effect, prorated or otherwise.

B. This Agreement and Executive's employment may be terminated by Company at its discretion at any time after the Initial Term, provided that in such case, Executive shall be paid 6 months of Executive's then applicable base salary. In the event of such a discretionary termination, Executive shall not be entitled to receive any incentive salary payment or any other compensation then in effect, prorated or otherwise.

C. This Agreement may be terminated by Executive at Executive's discretion by providing at least thirty (30) days prior written notice to Company. In the event of termination by Executive pursuant to this subsection, Company may immediately relieve Executive of all duties and immediately terminate this Agreement, provided that Company shall pay Executive at the then applicable base salary rate to the termination date included in Executive's original termination notice.

D. In the event that Executive is in breach of any material obligation owed Company in this Agreement, habitually neglects the duties to be performed under this Agreement, engages in any conduct which is dishonest, damages the reputation or standing of the Company, or is convicted of any criminal act or engages in any act of moral turpitude, then Company may terminate this Agreement upon five (5) days notice to Executive. In event of termination of the agreement pursuant to this subsection, Executive shall be paid only at the then applicable base salary rate up to and including the date of termination. Executive shall not be paid any incentive salary payments or other compensation, prorated or otherwise.

E. In the event Company is acquired, or is the non-surviving party in a merger, or sells all or substantially all of its assets, this Agreement shall not be terminated and Company agrees to use its best efforts to ensure that the transferee or surviving company is bound by the provisions of this Agreement.

6. Notices.

Any notice required by this Agreement or given in connection with it, shall be in writing and shall be given to the appropriate party by personal delivery or by certified mail, postage prepaid, or recognized overnight delivery services;

If to Company:

Delta Mutual, Inc.

111 North Branch Street

Sellersville, PA 18960

If to Executive:

Peter F. Russo

73 Watercrest Drive

Doylestown, PA 18901

7. Final Agreement.

This Agreement terminates and supersedes all prior understandings or agreements on the subject matter hereof. This Agreement may be modified only by a further writing that is duly executed by both parties.

8. Governing Law.

This Agreement shall be construed and enforced in accordance with the laws of the state of Pennsylvania.

9. Headings.

Headings used in this Agreement are provided for convenience only and shall not be used to construe meaning or intent.

10. No Assignment.

Neither this Agreement nor any or interest in this Agreement may be assigned by Executive without the prior express written approval of Company, which may be withheld by Company at Company's absolute discretion.

11. Severability.

If any term of this Agreement is held by a court of competent jurisdiction to be invalid or unenforceable, then this Agreement, including all of the remaining terms, will remain in full force and effect as if such invalid or unenforceable term had never been included.

12. Arbitration.

The parties agree that they will use their best efforts to amicably resolve any dispute arising out of or relating to this Agreement. Any controversy, claim or dispute that cannot be so resolved shall be settled by final binding arbitration in accordance with the rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator or arbitrators may be entered in any court having jurisdiction thereof. Any such arbitration shall be conducted in Philadelphia, or such other place as may be mutually agreed upon by the parties. Within fifteen (15) days after the commencement of the arbitration, each party shall select one person to act as arbitrator, and the two arbitrators so selected shall select a third arbitrator within ten (10) days of their appointment. Each party shall bear its own costs and expenses and an equal share of the arbitrator's expenses and administrative fees of arbitration.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

Signed:

/s/ Peter F. Russo /s/ Gary T. Robinson

Peter F. Russo Gary T. Robinson, Chairman

EXHIBIT 10.9

CONSULTING AGREEMENT

CONSULTING AGREEMENT dated between M.U.R.G., LLC ("Consultant") and Delta Mutual, Inc. (Client).

TERM. Client hereby agrees to retain the services of Consultant and Consultant hereby accepts such retainer from client, for a term of 3 years ("Consulting Period") commencing on February 28, 2003 (the "Effective Date") and continuing until three years from Effective Date unless terminated sooner, in writing by the parties hereto. Written notification by either party hereto shall be delivered 30 days prior to the effective termination date. Termination can only occur with the written consent of both parties. If services are terminated after the "initial setup period", Consultant is entitled to all compensation. If terminated before the "initial setup period" Consultant is entitled to retain all Section 1 compensation.

CONSULTING SERVICES. During the Consulting Period, Consultant shall perform advisory, analytical or other services as shall be requested and agreed upon. Consultant shall commit such time to the performance of the consulting services required hereunder as shall be reasonably requested, on an "as needed, as available" basis, and as shall be necessary to competently discharge and perform such services.

The "Initial Setup Period" shall be defined by the following (2) benchmarks:

I- Closing on the acquisition of 2 parcels of land in Puerto Rico that will be used to construct approximately 500 homes using the Reddi-Form Building System.

II- Provide a letter from the Department of Housing, Puerto Rico (Departmento

De La Vivienda) stating that there are pre-approved buyers for these homes providing we construct our homes and developments per the guidelines required by FHA Program 124.

After the initial setup period, Consultant shall be responsible for working with certain government agencies such as:

Import/Export Bank

US AID
World Bank

To obtain equipment financing for a Mobil EPS plant, when, as and if required.

Further, Consultant will perform all necessary work, including all filings to register Client as a participant in any and all Federal Programs enabling Client to participate in Empowerment Zone Incentive Training Programs that will result in the refunding of Training Wages.

In addition, the Consultant shall retain the Professional Services of Southwest Management, an expert in dry stack cement block systems to oversee all construction and training. The fees for Southwest are built into the cost structure of the homes previously provided to the Client.

FEES. In consideration for all services to be rendered by Consultant under this Agreement, Consultant will be paid according to the following terms:

Section I-

$100,000.00 Down Payment due Monday, March 3, 2003

$ 50,000.00 Due upon receipt of the letter from Department of Housing,

Puerto Rico (Departmento De La Vivenda)

The $150,000.00 payment will be considered an "up-front" payment against commissions on the first 46 homes. Fees on the next fifty homes will be retained until such time as the profitability of

$ 10,000.00

minimum, per home is verified.

Section II-

A commission of $3,250.00 per home for all Reddi-Form (or other block system) blocks used in homes built and sold under this Agreement. This commission is due and payable 30 days after the sale of each home. Any additional consultants required by the Consultant shall be paid by the Consultant, except Southwest, who will be compensated $3,000.00 per home by the Company based upon the provided cost structure of the home. $1,500 under the Material Section and $1,500.00 under the Administration Section for each home constructed.

Shares of Common Stock of the Client equal to 4% of the company. Note: 100,000 of these shares shall be issued directly to Akin, Gump, Strauss a Washington D.C. law firm upon signing of this agreement, the balance upon completion of the Initial Setup Period and the construction of the first 25 homes, said homes coming in at +/- 10% of budget of $52,000 per home. Cost of EPS Blocks shall be adjusted per the Company's decision to go with a local vendor and if the cost is more, this will not count against the Consultant in this part of the equation.

REIMBURSABLE EXPENSES. In addition to the fees to be payable under Section above, Client will reimburse Consultant for all pre-approved, reasonable out-of-pocket expenses incurred by Consultant in connection with the rendering of services hereunder.

INDEPENDENT CONTRACTOR. It is hereby agreed that Consultant's services to be provided hereunder will be made available to Client on the basis that Consultant's relationship with Client shall be that of an independent contractor and not that of an employee.

CONFIDENTIALITY. Consultant agrees to maintain complete confidentiality concerning the affairs of Client.

MODIFICATION. No amendment, modification or waiver of this Agreement shall be binding or effective for any purpose unless it is made in writing and signed by each of the parties hereto.

IN WITNESS WHEREOF,, the undersigned have executed this Agreement as of the date first above written.

for M.U.R.G. LLC

___/s/Bryan Damato___ ______________

Bryan Damato, President Date

for Delta Mutual, Inc.

__/s/ Gary Robinson ______________ __ 3/1/03______

Gary Robinson Date

APPENDIX A-Revision 3

The attached consulting agreement, effective February 28, 2003, and signed March 1 and March 2 respectively, is only valid with the provisions of this appendix added to it. This Revision supercedes the original Appendix A and Revision I and II executed March 2 and March 3 respectively. All other terms and conditions remain the same.

I- M.U.R.G. LLC (The Consultant) will continue to receive a commission on all homes built in Puerto Rico by Delta Mutual, Inc. (The Client) after the first 500 homes contemplated by this consulting agreement. The commission will be reduced to $2,750.00 per home for all homes built in excess of the first 500 homes.

II- The Client will wire $100,000.00 March 6, 2003 to the Consultant and proof of said wire shall be sent to the Consultants bank by 4:00 pm EST. This $100,000 shall be issued as a loan from the Client to the Consultant and said loan shall be forgiven and applied against Section I compensation once the letter confirming the pre-approved buyers from Department of Housing, Puerto Rico (Departmento De La Vivienda) is delivered to the Client. The Client may not unreasonably withhold any of the information required by the Consultant to get the aforementioned letter.

III- That Gary Robinson is an officer of Delta Mutual, Inc. and is authorized to bind them to this contract.

Wachovia Bank Corporation

7400 West Camino Real

Boca Raton, FL 33433

(561) 368-5446

ABA #- 063000021

Acct #- 2000015435927

Acct Name- M.U.R.G.LLC

for M.U.R.G. LLC

__/s/ Brian Damato________________ __3-05-03_______

Bryan Damato, President Date

for Delta Mutual, Inc.

__/s/ Gary Robinson ______________ _______________

Gary Robinson Date

PROMISSORY NOTE

$100,000.00 March 6, 2003

Deerfield Beach, Florida

FOR VALUE RECEIVED, M.U.R.G., LLC, a limited liability company, having its principal offices located at 2920 Waterford Drive, South, Deerfield Beach, Florida 33442, (hereinafter sometimes referred to as the "Maker") promises to pay to the order of DELTA

MUTUAL, INC., a Delaware corporation, having is principal offices located at 111 North Branch Street, Sellersville, Pennsylvania 18960 or assigns (hereinafter sometimes referred to as the "Payee") the sum of ONE HUNDRED THOUSAND AND 00/100 ($100,000.00) Dollars, accruing interest at the rate of Five percent (5%) per annum, which outstanding principal balance and accrued interest shall be due and payable on demand except, however, that in the event that Payee receives within ten (10) days from the date hereof a certain written certification or letter from an authorized representative of the Department of Housing of the Territory of Puerto Rico (Departmento De Le Vivienda), containing the confirmation that said department has or shall provide to Payee's project in Puerto Rico no less than 500 qualified purchasers and financing for their purchase of residential units to be constructed and sold by the Payee in conformity with Program 124 administered by the United States Federal Housing Authority, in which case, the outstanding principal balance and accrued interest hereof shall be due and payable on the third anniversary date hereof.

This Note may, at the option of the Maker, be prepaid in whole or in part without penalty;

Notwithstanding the foregoing, the unpaid balance of the principal sum of this note and interest hereon shall immediately become due and payable, at the election of the Payee hereof, in the event of:

(a) 15 days default in any payment due hereunder; or

(b) the appointment of a receiver of the property, rights, credits, assets or any part thereof, of the Maker; or

(c) the filing of a petition by or against the Maker for relief under any bankruptcy or insolvency law; or

(d) an assignment by the Maker of assets for the benefit of creditors.

The Maker and all other parties who at any time may be liable hereon in an capacity, jointly and severally, waive presentment and diligence in collecting, demand for payment, protest and notice of dishonor of this note, and authorize the Payee hereof, without notice, to grant extensions in the time of payment or any reductions in the rate of interest on any monies owing on this Note without notice to the Maker or any endorsers hereof.

In the event Payee is obligated to employ the services of an attorney to enforce any of the obligations set forth herein, Maker hereby agrees to pay any and all such reasonable attorneys fees utilized in any enforcement or collection proceeding.

MAKER:

M.R.R.G., LLC

By: /s/ Bryan Damato, President

Bryan Damato, President