Form 10QSB
period 2003-03-31
DELTA MUTUAL INC
filed 2003-05-19
CIK 1112985

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 000-30563

DELTA MUTUAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE 14-1818394

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

111 North Branch Street, Sellersville, Pennsylvania 18960

Tel: 215-258-2800

(Address and telephone number, including area code, of

registrant's principal executive office)

6723 Whittier Avenue, Suite 203, Mclean, Virginia 22101

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

At May 14, 2003, there were 1,252,000 shares of Common Stock, $.0001 par value, outstanding.

DELTA MUTUAL, INC.

INDEX

Page

Part I. Financial Information 1

Item 1. Financial Statements

Balance Sheets as of March 31,

2003 (unaudited) and December 31, 2002 2

Statements of Operations for the

Three Months Ended March 31,

2003 and 2002 (unaudited) and

the Period November 17, 1999 (Date of

Formation) through March 31, 2003 3

Statements of Cash Flows for the Three

Months Ended March 31, 2003 and 2002

(unaudited) and the Period November 17,

1999 (Date of Formation) through March 31,

2003 4 - 5

Notes to Financial Statements (unaudited) 6 - 12

Item 2. Management's Discussion and Analysis

of Financial Condition and Results of Operations 13-19

Item 3. Controls and Procedures 19

Part II. Other Information

Item 1. Legal Proceedings 20

Item 2. Changes in Securities 20

Item 3. Defaults upon Senior Securities 20

Item 4. Submission of Matters to a Vote of Security Holders 20

Item 5. Other Information 20

Item 6. Exhibits and Reports on Form 8-K 20

Signatures 21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2003	2002
	(Unaudited)
Current Assets:
Cash	$ 62,806	$ 2,871
Note receivable	100,000	-
Total Current Assets	162,806	2,871

Fixed assets - net	936	-

Other assets	650	-

TOTAL ASSETS	$ 164,392	$ 2,871

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 185,512	$ 238,354
Loan from officer/stockholders	227,940	-
Loan from related party	15,000	-
Total Current Liabilities	428,452	-

Commitments and Contingencies

Stockholders' Deficiency:
Common stock $0.0001 par value - authorized
20,000,000 shares; 1,252,000 and 857,000
shares issued and outstanding at March 31, 2003 and
December 31, 2002, respectively	118	86
Additional paid-in-capital	391,413	304,322
Deficit accumulated during
the development stage	(655,591)	(539,891)
Total Stockholders' Deficiency	(264,060)	(235,483)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$ (164,392)	$ (235,483)

DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

			Period from
			November 17, 1999
			(Date of Formation)
	Three Months Ended March 31,		through
	2003	2002	March 31, 2003

Costs and Expenses
General and administrative
expenses	$ 114,800	$ 40,215	$ 654,691
Interest expense	900	-	900
	115,700	40,215	655,591

Net loss	$ (115,700)	$ (40,215)	$(655,591)

Loss per common share -
basic and diluted	$ 0.11	$ 0.07

Weighted average number of
common shares outstanding- 1,090,151		557,000
basic and diluted		557,000

DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
.
			Period
			November 17, 1999
			(Date of Formation)
	Three Months Ended March 31,		through
	2003	2002	March 31, 2003
Cash flows from operating
activities:

Net loss	$ (115,700)	$ (40,215)	$ (655,591)
Adjustment to reconcile net loss to
net cash used in operating activities:
Depreciation	49	-	49
Non cash interest expense		-
Non cash compensation	-	-	89,669
Bad debt	-	-	96,625
Changes in operating assets
and liabilities:	33,631	34,358	134,321
Net cash used in operating activities:	(82,020)	(5,857)	$ (334,927)

Cash flows from investing activities:
Purchase of fixed assets	(985)	-	(985)
Advances	-	(25,000)	(90,000)
Net cash used in investing activities	(985)	(25,000)	(90,985)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	40,750
Proceeds from loan	-	-	540,744
Repayment of loan	-	-	(540,744)
Proceeds from convertible debt	-	-	250,000
Proceeds from officer and stockholder	227,940	-	282,968
Note receivable	(100,000)	-	(100,000)
Proceeds from related party	15,000	-	15,000
Net cash provided by
financing activities	142,940	-	488,718

Net increase (decrease) in cash	59,935	(30,857)	62,806
Cash - Beginning of year	2,871	36,641	-
Cash - Ending of year	$ 62,806	$ 5,784	$ 62,806

DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
.
Period
November 17, 1999
(Date of Formation)
	Three Months Ended March 31,		through
	2003	2002	March 31, 2003
Non-cash financing activities:
Conversion of debt to paid-in-capital	$ 87,124	$ 958,630	$ 87,124
Contribution of note receivable	$ -	$ 208,630	$ 208,630
Conversion of interest expense
to common stock	$ -	$ -	$ -
Forgiveness of debt to former
shareholder	$ -	$ -	$ 55,028

Supplementary information:
Cash paid during year for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Changes in operating assets and
liabilities consists of:
Increase in interest receivable	$ -	$ (2,125)	$ -
Decrease in prepaid expenses	-	8,000	-
(Increase) decrease in other assets	(650)	-	(650)
Increase in accounts payable
and accrued expenses	34,281	28,483	134,971
	$ 33,631	$ 34,358	$ 134,321

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

BASIS OF PRESENTATION

The balance sheet as of March 31, 2003 and the statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the balance sheet as of December 31, 2002 was derived from audited financial statements.

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

MANAGEMENT'S PLANS AND INTENTIONS

The Company is currently undergoing a change of control and reorganization of its business.

Under its new management, the Company intends to develop business operations in the environmental technologies and services industry both in the United States and abroad. In pursuit of these objectives, on February 28, 2003, the Company signed a non-binding Letter of Intent to merge with or acquire the assets of CEVA International Inc. ("CEVA") subject to, among other conditions, the completion of satisfactory due diligence investigations by each party and the negotiation of final terms in a definitive agreement. CEVA has been engaged in the environmental technology and services business in Central and Eastern Europe for the last decade. With its European headquarters in Budapest, Hungary, CEVA has operations in Hungary, Romania and the Czech Republic.

On March 18, 2003, the Company entered into a letter of intent with Hi Tech Consulting and Construction, Inc. ("Hi Tech") to form a joint venture to provide environmental technology services primarily to markets in the Middle East and Africa. The joint venture company, to be named Delta Envirotech, Inc. will be based in Virginia and focus on participating in government sponsored pollution remediation projects. A verbal extension of time to consummate the joint venture has been granted by both parties.

On April 2, 2003, the Company entered into a technology license agreement with Joseph Friedman and Sons, International, Inc. ("Friedman"). The license territory is all of the Republic and the former Soviet Union where Friedman has business experience. This license agreement permits the licensee, Friedman, to utilize any and all technologies, licenses and permits acquired by the Company to develop environmental remediation projects and provides the Company with the opportunity to participate in all projects identified by the licensee.

On April 25, 2003, the Company entered into a letter of intent with Ms. Jamie Burrows and Borrows Consulting, Inc., a Texas based corporation (collectively referred to as "Burrows") to form a joint venture company to be known as Delta Specialty Services. Delta Specialty Services will be based in Houston, Texas and will engage in providing waste remediation technologies and services on a project basis to the United States Government, foreign governments and their respective departments, agencies, political sub-divisions as well as to private entities around the world.

2. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. For the three months ended March 31, 2003 and 2002 potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

  NOTE RECEIVABLE

  On March 6, 2003, the Company entered into a consulting agreement with M.U.R.G. LLC ("M.U.R.G.") for a term of three years. Termination can only occur with the written consent of both parties.

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

  The Company advanced M.U.R.G. $100,000 against the compensation, in the form of promissory note payable on demand, interest accruing at 5% per anum, except that in the event the Company receives written confirmation from the Department of Housing of the Territory of Puerto Rice of 500 qualified purchasers and financing for the purchasers of the residential units, in which case the outstanding principal balance and interest of the loan will be forgiven and the amount applied against the future commissions. The Company was advanced $100,000 by Gary Robinson to fund the transaction.

  ACCRUED EXPENSES

Accrued expenses consist of the following:

5. STOCKHOLDER'S DEFICIENCY

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

  On January 12, 2003, the Company entered into an agreement with Ken Martin, the Company's former controlling shareholder, to compensate him for past services rendered to the Company in the amount of $12,454, all of which was accrued at December 31, 2002. The Company issued 30,000 shares of the Company's common stock on Form S-8 registration statement in full payment of the Company's debt.

  On February 4,2003, the Company and J. Dapray Muir, Esq. ( the Company's previous attorney) entered into an agreement to compensate him for past services rendered to the Company in the amount of $34,669, all of which was accrued at December 31, 2002. The Company issued 50,000 shares of the Company's common stock on a Form S-8 registration statement in full payment of the Company's debt.

g . On February 3, 2003, the Company and Peter Russo, an executive of the Company, entered into an agreement to compensate him for past services rendered to the Company in the amount $20,000, all of which was accrued at December 31, 2002. The Company issued 40,000 shares of the Company's common stock on Form S-8 registration statement in full payment of the Company's debt

h. On February 10, 2003, the Company and Jerome Kindrachuk, an executive of the Company,

entered into an agreement to compensate him for past services rendered to the Company in the amount of $20,000, all of which was accrued at December 31, 2002. The Company issued

200,000 shares of the Company's common stock in full payment of the Company's debt in

February 2003.

i. On February 13, 2003, the Company registered 2,000,000 shares of the Company's common stock reserved for the Company's 2001 Employee Stock Option Plan.

6. RELATED PARTY TRANSACTIONS

a. On January 7, 2003, the Company borrowed $15,000 from Michael Pisani ("Pisani") (a stockholder of the Company). Pisani received 50,000 common shares of the Company's common stock which represented the payment of interest accruing on the unpaid principal balance through January 27, 2003, the maturity date. The Company recorded interest expenses of $5,000 in 2003 for the issuance of the shares.

The Company did not pay the outstanding balance on the maturity date and must pay monthly interest of one (1%) percent to Pisani. On April 7, 2003, the Company repaid Pisani $5,000 against the outstanding balance. The Company recorded interest expense of $450 for the three months ended March 31, 2003.

  The Company has a revolving line of credit with Gary Robinson, the Company's major shareholder, in the amount of $300,000, the credit agreement bears interest at the prime of 4.2%. The loan balance at March 31, 2003 is $227,940. The Company recorded interest expense of $450 for the three months ended March 31, 2003.

7. COMMITMENTS AND CONTINGENCIES

Executive Employment Agreement

Effective March 11, 2003, the Company entered into an employment agreement with Peter Russo for three years with renewal upon mutual agreement. The agreement compensates Mr. Russo $10,800 per month. Additionally, Mr. Russo will receive an incentive of 1.5% of adjusted net profits beginning with the year 2003 and each fiscal year thereafter during the term of this agreement, payable in stock. This agreement and Mr. Russo's employment may be terminated by the Company at its discretion at any time after the initial term, provided that the Mr. Russo be paid six months of his base compensation then in effect.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS No.143 did not have a material impact on the Company's results of operations or financial position.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's result of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's disclosure requirements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations

Forward Looking Statements

Except for historical information, the Company's quarterly reports on Form 10-QSB and Annual Reports on Form 10-KSB as well as its period Current Reports on Form 8-K contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward looking statements are statements which are not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on the Company's behalf. The Company disclaims any obligation to update forward looking statements.

General

Delta was incorporated under the laws of the State of Delaware on November 17, 1999. Delta is a development stage company which initially intended to develop an Internet based mortgage services company. The Company has insufficient capital with which to commence its planned business operations.

Plan of Operations

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

Central and Eastern Europe - Marketplace

The Company intends to license certain remediation technologies and align its business with certain technology partners. Although the Company has held discussions and negotiations with various parties in connection with it's business plan in this marketplace, as of the date of this filing, the Company has only signed one letter of intent and executed one technology license agreement in furtherance of our business plan.

The United States

The United States Government has scheduled a program for disposal of specific waste products that require not only specialized disposal facilities, but also state of the art identification and tracking systems. The disposal requirement is the outcome of a number of government treaties that are in effect. We have entered into discussions with several U.S. - based entities in the environmental technology field, discussing potential strategic partnerships and alliances.

The Company would also like to take advantage of an opportunity to develop government financed residential housing in Puerto Rico and have entered into a consulting agreement with a Florida-based firm for such purposes.

The Company is currently dependent on loans and investments from affiliates to pay it's operating expenses. There are no assurances that such affiliates will continue to advance funds or invest in the Company's securities. In the event that the Company is unable to obtain additional capital or funding it may be unable to pursue it's business plan.

Due to the fact that the Company has limited operations at this time, it is anticipated that it's cash requirements will be limited, and that all necessary capital, to the extent required, will be provided by it's directors, officers and/or stockholders. The Company anticipates that it will be required to raise capital in the next 12 months in order to continue to fund our limited operations and to finance our planned business operations.

Critical Accounting Issues

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements, requires the Company to make estimates and judgements that effect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about carrying values of assets and liabilities that are not readily apparent form other sources. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity

The Company has no current operations that have generated any revenues. The Company must rely entirely on loans from affiliates as well as planned private placement to pay operating expenses.

At March 31, 2003 and December 31, 2002, the Company had working capital deficits of $264,061 and $235,483, respectively. The increase in working capital deficit is a result of the net loss incurred during the three months ended March 31, 2003. Since the Company has no source revenue, it's working capital deficit will continue to increase as it incurs additional operating expenses. Presently the Company has no external sources of cash and is dependent upon it's management and stockholders for funding.

In December 2002, the Company received an investment of $30,000 from Cyberlinx Corporation for 300,000 shares of restricted common stock. On January 7, 2003, the Company borrowed $15,000 from an individual lender to pay for operating expenses. In addition, the Company borrowed $100,000 from our Chief Executive Officer in March ,2003 to make a payment of an identical amount to a consultant. As stated, the Company expects to engage in a private placement transaction, offering debt or equity securities to investors in order to obtain funds to finance it's business plans. The Company has a revolving line of credit with Gary Robinson, the Company's major stockholder in the amount of $300,000. The credit agreement bears interest at prime of 4.2% as of March 31, 2003. The amount due at March 31, 2003 is $227,900.

Results of Operations

During the quarter ended March 31, 2003 we incurred a net loss of $245,200. Such loss is primarily attributed to consulting fees of approximately $63,500, interest expense of approximately $130,000 and professional fees of approximately $23,000.

For the fiscal year ended December 31, 2002, the Company incurred a net loss of $325,384. Such loss is primarily attributable to bad debts in the aggregate amount of $96,635, consulting expense of approximately $71,000 and professional fees in the approximate amount of $114,500. During the fiscal year ended December 31, 2001, the Company incurred a net loss of $175,690. From inception (November 17, 1999) to March 31, 2003, the Company had a net loss of $785,091. The Company is continuing to incur professional fees and other expenses. If the Company is unable to raise capital through it's planned private placement, it will be unable to fund it's plan of operations and will continue to incur net losses and may have to cease operations entirely. This factor, among others, raises substantial doubt about it's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon it's ability to obtain funds to meet it's obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to obtain any additional financing or, if it is able to obtain additional financing, that such financing will be on favorable terms. The inability to obtain additional financing when needed would have a material adverse effect on operating results.

The Independent Auditors' Report as of December 31, 2002 and Note 1 of the Notes to Financial Statements accompanying the report state that substantial doubt has been raised about the Company's ability to continue as a going concern. The Company's present business operations do not generate any revenues with which to cover it's expenses. The Company will have to raise capital through the placement of the Company's securities in order to remain viable, and there is no assurance that the Company will be able to do so.

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

    None

(c) Issuance of Unregistered Securities.

During the quarter ended March 31, 2003, the Company issued the following unregistered securities:

(i) On January 7, 2003, the Company issued 50,000 shares of its restricted common stock to B. Michael Pisani as partial consideration for a loan.

(ii) On January 12, 2003, the Company issued 30,000 shares of its restricted common stock to Kenneth A. Martin, a former officer, director and controlling shareholder, for past services rendered to the Company.

(iii) On February 3, 2003, the Company issued 50,000 shares of its restricted common stock to Peter F. Russo, the Company's President for past services rendered.

(iv) On February 4, 2003, the Company issued 50,000 shares of its restricted common stock to J. Dapray Muir, Esq., for past services rendered.

(v) On February 10, 2003, the Company issued 200,000 shares of its restricted common stock to Jerome Kindrachuk, an employee of the Company, for past services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. Exhibits and Reports on Form 8-K

    Exhibits:

Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On February 28, 2003, the Company filed a report on Form 8-K, informing of the execution and delivery of a Letter of Intent by and between the Company and CEVA International, Inc.

On March 18, 2003, the Company filed a report on Form 8-K, informing of the execution and delivery of a Letter of Intent by and Between the Company and Hi-Tech Consulting and Construction, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

BY: /s/ Gary T. Robinson___

Gary T. Robinson

Chief Executive Officer and

Principal Accounting Officer

Dated: May 19, 2003

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Delta Mutual, Inc (the "Company") on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Gary T. Robinson, Chief Executive Officer and Principal Financial Officer, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934;and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of the dates presented and result of operations of the Company for the period presented.

Dated: May 19, 2003

By: /s/ Gary T. Robinson____

Gary T. Robinson

Chief Executive Officer and

Principal Financial Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary Robinson, Chief Executive Officer and Principal Financial Officer of Delta Mutual, Inc., certify that

1. I have reviewed this quarterly report on Form 10-Q of Delta Mutual, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am, as the sole certifying officer, responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I, as the sole certifying officer, have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I, as the sole certifying officer, have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

By: _/s/ Gary T. Robinson ____

Gary T. Robinson

Chief Executive Officer

and Principal Financial Officer