Form 10QSB
period 2003-06-30
DELTA MUTUAL INC
filed 2003-08-18
CIK 1112985

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission File Number 000-30563

DELTA MUTUAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE 14-1818394

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

11 NORTH BRANCH STREET, SELLERSVILLE, PA 18960

(215) 258-2800

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

At August 11, 2003, there were 8,013,688 shares of Common Stock, $.0001 par value, outstanding.

DELTA MUTUAL, INC.

INDEX

Page

Part I. Financial Information 1

Item 1. Financial Statements

Balance Sheets as of June 30,

2003 (unaudited) and December 31, 2002 2

Statements of Operations for the

Six and Three Months Ended June 30,

2003 and 2002 (unaudited) and

the Period November 17, 1999 (Date of

Formation) through June 30, 2003 3

Statements of Cash Flows for the Six and Three

Months Ended June 30, 2003 and 2002

(unaudited) and the Period November 17,

1999 (Date of Formation) through June 30,

2003 4 - 5

Notes to Financial Statements (unaudited) 6 - 17

Item 2. Management's Discussion and Analysis

of Financial Condition and Results of Operations 18-23

Item 3. Controls and Procedures 23-24

Part II. Other Information

Item 1. Legal Proceedings 25

Item 2. Changes in Securities 25

Item 3. Defaults upon Senior Securities 26

Item 4. Submission of Matters to a Vote of Security Holders 26

Item 5. Other Information 26

Item 6. Exhibits and Reports on Form 8-K 26

Signatures 28

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

The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2003	2002
	(Unaudited)
Current Assets:
Cash	$ 739	$ 2,871
Due from Ceva International Inc.	$ 250,000
Advances	52,500	-
Total Current Assets	303,239	2,871

Fixed assets - net	887	-

Other assets	40,650	-

TOTAL ASSETS	$ 344,776	$ 2,871

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$ 199,005	$ 91,265
Accrued expenses	174,822	147,089
Loan from officer/stockholders	203,630	-
Loan from related parties	22,000	-
Total Current Liabilities	599,457	238,354
Commitments and Contingencies
Stockholders' Deficiency:
Common stock $0.0001 par value - authorized
20,000,000 shares; 7,673,688 and 857,000
shares issued and outstanding at June 30, 2003 and
December 31, 2002, respectively	767	86
Additional paid-in-capital	881,014	304,322
Deficit accumulated during
the development stage	(1,136,462)	(539,891)
Total Stockholders' Deficiency	(254,681)	(235,483)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$ 344,776	$ 2,871

See notes to financial statements
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

					Period from
					November 17, 1999
					(Date of Formation)
	Six Months Ended June 30,		Three Months Ended June 30,		through
	2003	2002	2003	2002	June 30, 2003

Costs and Expenses
General and administrative
expenses	$ 564,011	$ 149,002	$ 449,211	$ 108,787	$ 1,103,903
Interest expense	32,559	-	31,659	-	32,559
	596,570	149,002	480,870	108,787	1,136,462

Net loss	$ 596,570	$ 149,002	$ 480,870	$ 108,787	$ 1,136,462

Loss per common share -
basic and diluted	$ 0.09	$ 0.27	$ 0.07	$ .20

Weighted average number of
common shares outstanding-
basic and diluted	6,962,333	557,000	6,994,386	557,000

See notes to financial statements
DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
.
			Period
			November 17, 1999
			(Date of Formation)
	Six Months Ended June 30,		through
	2003	2002	June 30, 2003
Cash flows from operating
activities:

Net loss	$ (596,570)	$ (149,002)	$ (1,136,462)
Adjustment to reconcile net loss to
net cash used in operating activities:
Note receivable reserve	-	90,000	-
Depreciation	98	-	98
Non cash compensation	200,250	-	289,919
Bad debt	-	-	96,625
Changes in operating assets
and liabilities:	221,945	45,782	232,636
Net cash used in operating activities:	(174,277)	(13,220)	(517,184)

Cash flows from investing activities:
Purchase of fixed assets	(985)	-	(985)
Advances	(52,500)	(30,000)	(52,500)
Net cash used in investing activities	(53,485)	(30,000)	(53,485)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	40,750
Proceeds from loan	-	-	540,744
Repayment of loan	-	-	(540,744)
Proceeds from convertible debt	-	-	250,000
Proceeds from officer and stockholder	203,630	-	258,658
Proceeds from related party	22,000	6,848	22,000
Net cash provided by
financing activities	225,630	6,848	571,408
Net decrease in cash	(2,132)	(36,372)	739
Cash - Beginning of period	2,871	36,641	-
Cash - Ending of period	$ 739	$ 269	$ 739

See notes to financial statements

DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
.
Period
November 17, 1999
(Date of Formation)
	Six Months Ended June 30,		through
	2003	2002	June 30, 2003
Non-cash financing activities:
Conversion of debt to paid-in-capital	$ 287,374	$ 958,630	$ 287,374
Contribution of note receivable	$ 250,000	$ (750,000)	$ 458,630
Forgiveness of debt to former
shareholder	$ -	$ -	$ 55,028

Loan from officer/stockholder	$ 100,000	$ -	$ 100,000

Note receivable	$ (100,000)	$ -	$ (100,000)

Supplementary information:
Cash paid during year for:
Interest	$ -	$ -	$ -
Income taxes	$	$ -	$ -

Changes in operating assets and
liabilities consists of:
Increase in interest receivable	$ -	$ (4,375)	-
Decrease in prepaid expenses	-	8,000	-
(Increase) decrease in other assets	(650)	-	(650)
Increase in accounts payable
and accrued expenses	222,595	42,157	233,286
	$ 221,945	$ 45,782	$ 232,636

See notes to financial statements

DELTA MUTUAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
  Basis of Presentation and Accounting Policies

The balance sheet as of June 30, 2003 and the statements of operations and cash flows for the periods presented herein have been prepared by Delta Mutual, Inc. (the "Company") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the balance sheet as of December 31, 2002 was derived from audited financial statements.

The Company's financial statements for the period ended June 30, 2003 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations. At June 30, 2003 operations had not yet commenced and no revenue has been derived; accordingly the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operations.

The Company's business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and the marketing of the new business.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of sales adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its development activities and complete the proposed joint ventures. However, there is no assurance that additional capital will be obtained and the joint ventures will be profitable. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

Organization

The Company was incorporated under the name Delta Mutual, Inc. on November 17, 1999 in the State of Delaware. The Company is a development stage company and at that time prior Company management intended to provide mortgage services through the Internet to borrowers having substandard credit. Prior management intended to offer varied levels of mortgage and lending services by capitalizing on the popularity of Internet based financial services companies and secured the domain name rights to the name deltamutual.com.

During its first year of existence, prior management believed that it would be able to fund the Company's intended operations through the sale of its common stock. The Company's common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTM". At the time of its formation, companies with Internet based businesses were treated favorably in the capital markets. In 2000, however, the market for the stock of Internet based businesses deteriorated substantially and many such companies went out of business because they were unable to generate sufficient revenues and were unable to raise additional capital.

From inception through December 31, 2002, the Company raised a limited amount of capital through the sale of common stock: during the period from inception through December 31, 2001, it raised $10,750 through such private placements, and raised $30,000 in December, 2002 through an investment by a single investor. These funds were not sufficient to capitalize any of the Company's business plans.

In April 2001, Kelcon, Inc. ("Kelcon"), a company newly organized for the purpose by Kenneth A. Martin, acquired a controlling interest (450,000 shares) in Delta with a view to acquiring the assets of Enterprises Solutions, Inc. ("Enterprises"). Kelcon's Delta shares were acquired from two of Delta's directors, James E. Platek (300,000 shares) and Bonnie Cunningham (150,000), for which Kelcon paid a total of $450,000. Mr. Martin supplied $75,000 of the purchase price for Delta's shares, and an overseas investor who had previously invested in Enterprises supplied $375,000, for which Kelcon issued a 20% promissory note due October 31, 2001. The investor had the right to convert $100,000 principal amount of the note into 100,000 shares of Kelcon's Delta stock. As part of this transaction, Mr. Platek, Ms. Cunningham, and Delta's third director, Robert Franz, resigned and appointed Mr. Martin as Delta's sole director. Mr. Martin then appointed Mr. Sailor H. Mohler and Mr. Phillip Chung as additional directors.

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

Due to the death of Enterprises' president, the Agreement of Sale with Enterprises was terminated and the Company's registration statement was withdrawn. Shortly thereafter, Messrs. Sailor H. Mohler and Phillip Chung resigned as directors of the Company.

In August, 2002, prior Company management executed a letter of intent to merge with Helvetia Pharmaceuticals, Inc. After a due diligence period, prior Company management terminated negotiations and that proposed transaction was never consummated.

Change of Control

In November, 2002, Kelcon, Inc. sold its 450,000 Company common shares to Mr. Gary T. Robinson, a New York businessman, for $275,000 in a private transaction. This transaction represented a "Change in Control" of our Company. As part of this transaction, on March 10, 2003, Kenneth A. Martin appointed Mr. Gary Robinson and Mr. Peter Russo to serve as members of the Board of Directors, with Mr. Robinson being appointed as Chief Executive Officer and Chairman of the Board of Directors, while Mr. Russo was appointed as President and Secretary. Thereafter, on March 11, 2003, Mr. Martin resigned as an officer and director of the Company. On June 13, 2003 Mr. Robinson resigned as Chief Executive Officer and Mr. Russo was appointed Chief Executive Officer as of June 14, 2003.

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

Central and Eastern Europe - Marketplace

In a very detailed report issued in the year 2000 by the Danish Ministry of Environment of the Danish Cooperation for Environment in Eastern Europe (DANCEE), identified pollution areas in twenty-one countries spanning hundreds of thousands of kilometers. The potential market value of remediating polluted sites, numbers in the billions of dollars. The extensive pollution problems found in Central and Eastern Europe are expected to require extensive environmental effort for several decades.

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

The Company intends to license certain remediation technologies and align our business with certain technology partners. Although the Company has held discussions and negotiations with various parties in connection with our business plan in this marketplace, as of the date of this filing, it has only executed one technology license agreement, described below, in furtherance of its business plan.

The Company entered into a letter of intent with CEVA International, Inc., a company whose primary business is the provision of environmental services and technologies to public and private entities in Central and Eastern Europe. After the period within which the companies had agreed to cooperate with each other in the performance of due diligence investigations aimed at the opportunity to purchase certain assets, licenses and/or permits, the Company decided not to pursue this opportunity. As stipulated in the letter of intent, the Company exercised the option to terminate the activities.

On April 2, 2003, the Company entered into a technology license agreement with Joseph Friedman and Sons, International Inc. ("Friedman"). The license territory is all of the republics of the former Soviet Union where Friedman has business experience. This license agreement permits the licensee, Friedman, to utilize any and all technologies, licenses and permits acquired by the Company to develop environmental remediation projects and provides the Company with the opportunity to participate in all projects identified by this licensee. The Company issued 288,368 shares of its restricted common stock, representing a value of $40,000, in consideration of Friedman's execution and delivery of this agreement.

On May 1, 2003 the Company entered into a joint venture with Ms. I. Turney Zwiebel and Nela Pavaloiu by forming a new company, Delta TP Mediu, SRL in Romania. The joint venture was organized to primarily pursue the sourcing, treatment and processing of hydro-carbon based and other industrial residuals and, where possible, to create alternative fuels and raw materials for industrial use primarily in Romania.

The Company is currently in the process of finalizing a strategic alliance agreement with ZAFF International LTD, a Saudi Arabia company that holds multiple technology licenses and has strategic relationships with a large number of multi-national companies in areas other than environmental. The strategic alliance provides for the joint development of an environmental remediation project and programs for the Kingdom of Saudi Arabia.

The United States Government has scheduled a program for disposal of specific military related waste products that require not only specialized disposal facilities, but also state of the art identification and tracking systems. The disposal requirement is the outcome of a number of weapons destruction treaties that are in effect and destruction of obsolete conventional weapons currently in inventory.

The Company has entered into discussions with several U.S.-based entities in the environmental technology field, discussing potential strategic partnerships and alliances.

On March 18, 2003, the Company entered into a letter of intent with Hi-Tech Consulting and Construction, Inc. ("Hi-Tech") to form a joint venture to provide environmental technology services primarily to markets in the Middle East and Africa. The joint venture company, named Delta Envirotech, Inc., will be based in Virginia and focus on participating in foreign government sponsored pollution remediation projects. The joint venture agreement was concluded May 15, 2003 and Delta-Envirotech, Inc., a Delaware Corporation, was formed.

On March 6, 2003, the Company entered into a consulting agreement with M.U.R.G. LLC ("M.U.R.G.), a Florida based real estate consulting firm for advisory services in connection with the proposed construction of approximately 500 homes in Puerto Rico by the company. We advanced M.U.R.G. $100,000 against its future commission compensation and M.U.R.G. delivered to us its promissory note payable on demand with interest accruing at the rate of 5% per annum. Mr. Gary Robinson, former Chief Executive Officer and our current Chairman of our Board of Directors advanced a $100,000 loan to us that permitted us to make the advance to M.U.R.G. The project did not go forward and on June 16, 2003 Mr. Robinson agreed to assume the promissory note from M.U.R.G. and eliminate the loan amount due him from the Company.

On April 25, 2003, the Company entered into a letter of intent with Ms. Jamie Burrows and Burrows Consulting, Inc., a Texas based corporation (collectively referred to as "Burrows") to form a joint venture company to be known as Delta Specialty Services. Delta Specialty Services will be based in Houston, Texas and will engage in providing waste remediation technologies and services on a project basis to the United States Government, foreign governments and their respective departments, agencies, political sub-divisions as well as to private entities around the world. As of June 30, 2003 the Company advanced $52,500 to the joint venture.

2. STOCK-BASED COMPENSATION

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

The Company accounts for equity-based compensation to non-employees based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For the six and three months ended June 30, 2003 and 2002, the Company recorded general and administrative expenses of $166,500, $-0-, $-0- and $-0-, respectively. The common stock for these services were issued in 2003.

3. DUE FROM CEVA INTERNATIONAL, INC.

On June 17, 2003, the Company and Dr. Louis Rose entered into an agreement whereby Dr. Rose assigned all of his rights, title and interest in a promissory note from CEVA International, Inc. to the Company in exchange for an aggregate of 800,000 shares of the Company's common stock.

4. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. For the six months ended June 30, 2003 and 2002 potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

  ACCRUED EXPENSES

  Accrued expenses consist of the following:

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

  On April 2, 2003, the Company and Joseph Friedman and Sons International Inc. entered into a license agreement and the Company issued to Friedman 288,368 shares of its restricted common stock, valued at $40,000, in consideration of Friedman's execution and delivery of the license agreement.

  On April 29, 2003, the Company and Peter Russo, the CEO of the Company, entered into an agreement to compensate him in recognition of his commitment for services in the amount of $22,500. The Company issued 100,000 shares of the Company stock in full payment of this debt.

  On April 29, 2003, the Company and Jerry Kindrachuk, an executive of the Company, entered into an agreement to compensate him in recognition of his commitment for services in the amount of $22,500. The Company issued 100,000 shares of the Company stock in full payment of this debt.

  On April 29, 2003 the Company and Steven L. Gray, entered into an agreement to compensate him for past services rendered to the Company in the amount of $50,000. The Company issued 100,000 shares of the Company stock in full payment of this debt.

  On April 29, 2003, the Company and Kevin Forcier, entered into an agreement to compensate him for past services rendered to the Company in the amount of $10,000. The Company issued 20,000 shares of the Company stock in full payment of this debt.

  On April 29, 2003, the Company and T&T Trading of Zurich, Switzerland, entered into an agreement to compensate them for past services rendered in the amount of $50,000. The Company issued 240,000 shares of the Company stock in full payment of this debt.

  On June 30, 2003, the Company and Michael Kahn, entered into an agreement to compensate him for past services rendered to the Company in the amount of $15,000. The Company issued 37,000 shares of the Company stock in full payment of this debt.

  On June 30, 2003, the Company and Jeffrey Miller, entered into an agreement to compensate him for past services rendered to the Company in the amount of $1,500. The Company issued 3,000 shares of the Company stock in full payment of this debt.

  On May 12, 2003, the Company and Michael Fasci, entered into an agreement for a promissory note in the amount of $12,000. The Company issued 50,000 shares of the Company stock in consideration of interest on the promissory note.

  On January 9, 2003, the Company and Michael Pisani, entered into an agreement for a promissory note in the amount of $15,000. The Company issued 50,000 shares of the Company stock in consideration of interest on the promissory note.

  On June 17, 2003, the Company and Dr. Louis Rose entered into an agreement whereby Dr. Rose assigned all of his rights, title and interest in exchange for a certain promissory note to the Company in the amount of $250,000 (the CEVA note) for an aggregate of 800,000 shares of the Company common stock.

  RELATED PARTY TRANSACTIONS

a. On January 7, 2003, the Company borrowed $15,000 from Michael Pisani ("Pisani") (a stockholder) of the Company. Pisani received 50,000 common shares of the Company's common stock which represented the payment of interest accruing on the unpaid principal balance through January 27, 2003, the maturity date. The Company recorded interest expenses of $15,000 in 2003 for the issuance of the shares.

The Company did not pay the outstanding balance on the maturity date and must pay monthly interest of one (1%) percent to Pisani. On April 7, 2003, the Company repaid Pisani $5,000 against the outstanding balance. The Company recorded interest expense of $15,900 and $450 for the six and three months ended June 30, 2003, respectively.

  The Company has a revolving line of credit with Gary Robinson, the Company's major shareholder, in the amount of $300,000, the credit agreement bears interest at the prime of 4.2%. The loan balance at June 30, 2003 is $203,630. The Company recorded interest expense of $2,840 and $450 for the six and three months ended June 30, 2003, respectively.

  On May 15, 2003, the Company borrowed $12,000 from Michael Fasci ("Fasci") a stockholder of the Company. Fasci received 50,000 common shares of the Company's common stock which represented the payment of interest through May 26, 2003, the maturity date. The Company recorded interest expense of $13,750 in 2002 for the issuance of the shares.

The Company did not pay the outstanding balance on the maturity date and must pay monthly interest of one (1%) to Fasi. The Company did not accrue any interest at June 30, 2003 as it was immaterial.

  COMMITMENTS AND CONTINGENCIES

a. Executive Employment Agreement

Effective March 11, 2003, the Company entered into an employment agreement with Peter Russo for three years with renewal upon mutual agreement. The agreement compensates Mr. Russo $10,800 per month. Additionally, Mr. Russo will receive an incentive of 1.5% of adjusted net profits beginning with the year 2003 and each fiscal year thereafter during the term of this agreement, payable in stock. This agreement and Mr. Russo's employment may be terminated by the Company at its discretion at any time after the initial term, provided that the Mr. Russo be paid six months of his base compensation then in effect. Effective June 15, 2003, Mr. Russo was appointed president and chief executive officer and in recognition of his new responsibilities agreed to compensation of $15,000 per month effective July 1, 2003.

b. License Agreement

The license agreement with Delta-Envirotech is for a period of 5 years and renewable for 5 additional years unless terminated by mutual agreement. The license guarantees certain rights for such technology and technical information as well as for certain licensed products in the defined territory. Delta-Envirotech shall pay the Company $1 for the exclusive basis and right to perform any and all technical services necessary to develop and operate any business or project in the defined territory.

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e. those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period after June 15, 2003. Management is currently evaluating the provisions of SFAS No. 150 and will determine the impact, if any, the adoption will have on the financial statements.

10. SUBSEQUENT EVENTS

On July 1, 2003, the Company entered into an agreement with Gary Robinson, the Company's major stockholder and former CEO, to compensate him for past services rendered to the Company in the amount of $93,625, the fair value of the services, which was accrued at June 30, 2003. The Company will issue 280,000 shares of the Company's common stock on Form S-8 registration statement in full payment of the Company's debt.

On July 8, 2003, the Company entered into an agreement with Ronald Jansen and Ivano Angelastri ("J&A") to introduce and arrange equity debt or other financing agreements with strategic partners, for the Company, or its affiliates for a finders fee of 6.0% to Roland Jansen and 2.0% to Ivano Angelastri of the gross proceeds of the equity financing.

Item 2. Management's Discussion and Plan of Operations

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

The United States

The United States Government has scheduled a program for disposal of specific military related waste products that require not only specialized disposal facilities, but also state of the art identification and tracking systems. The disposal requirement is the outcome of a number of weapons destruction treaties that are in effect. The Company has entered into discussions with several U.S. - based entities in the environmental technology field, discussing potential strategic partnerships and alliances.

The Company is currently dependent on loans and investments from affiliates to pay its operating expenses. There are no assurances that such affiliates will continue to advance funds or invest in the Company's securities. In the event that the Company is unable to obtain additional capital or funding it may be unable to pursue its business plan.

Due to the fact that the Company has limited operations at this time, it is anticipated that its cash requirements will be limited, and that all necessary capital, to the extent required, will be provided by its directors, officers and/or stockholders. The Company anticipates that it will be required to raise capital in the next 12 months in order to continue to fund its limited operations and to finance its planned business operations.

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

At June 30, 2003 and December 31, 2002, the Company had working capital deficits of $296,218 and $235,483, respectively. The increase in working capital deficit is a result of the net loss incurred during the six months ended June 30, 2003. Since the Company has no source revenue, its working capital deficit will continue to increase as it incurs additional operating expenses. Presently the Company has no external sources of cash and is dependent upon its management and stockholders for funding.

In December 2002, the Company received an investment of $30,000 from Cyberlinx Corporation for 300,000 shares of restricted common stock. On January 7, 2003, the Company borrowed $15,000 from an individual lender to pay for operating expenses. In addition, the Company borrowed $100,000 from the Company's former Chief Executive Officer in March ,2003 to make a payment of an identical amount to a consultant. As stated, the Company expects to engage in a private placement transaction, offering debt or equity securities to investors in order to obtain funds to finance its business plans. The Company has a revolving line of credit with Gary Robinson, the Company's major stockholder in the amount of $300,000. The credit agreement bears interest at prime of 0.042% as of June 30, 2003. The amount due at June 30, 2003 is $203,630.

Results of Operations

During the six months ended June 30, 2003 the Company incurred a net loss of $596,570 as compared to $149,000 for the six months ended June 30, 2002. Such increase is primarily attributable to consulting fees of approximately $331,000, professional fees of approximately $28,000, payroll of approximately $88,000 and interest expense of approximately $31,700.

During the three ended June 30, 2003 the Company incurred a net loss of $480,870 as compared to $109,000 for the three months ended June 30, 2002. Such increase is primarily attributed to consulting fees of approximately $267,000, professional fees of approximately $5,000, payroll of approximately $88,000 and interest expense of approximately $31,700..

From inception (November 17, 1999) to June 30, 2003, the Company had a net loss of $1,136,462. The Company is continuing to incur professional fees and other expenses. If the Company is unable to raise capital through its planned private placement, it will be unable to fund its plan of operations and will continue to incur net losses and may have to cease operations entirely. This factor, among others, raises substantial doubt about its ability to continue as a going concern.

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

Other Matters

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and June 30, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2002, and for hedging relationships designated after June 30, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company's results or operations or financial position.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e. those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period after June 15, 2003. Management is currently evaluating the provisions of SFAS No. 150 and will determine the impact, if any, the adoption will have on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Fair Value of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments.

The Company's carrying values of cash, marketable securities, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value.

Item 3. Controls and Procedures

(a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

None.

(c) Issuance of unregistered securities

During the quarter ended June 30, 2003, the Company issued the following unregistered securities:

(i) On April 2, 2003, the Company issued 288,368 shares of the Company stock to Joseph Friedman and Sons International Inc., valued at $40,000, in consideration for the execution and delivery of a license agreement entered into with the Company.

(ii) On April 29, 2003, the Company issued 100,000 shares of its restricted common stock to Peter F. Russo, the CEO of the Company, for previous services rendered to the Company valued at $22,500.

(iii) On April 29, 2003, the Company issued 100,000 shares of its restricted common stock to Jerry Kindrachuk, an executive of the Company, for previous services rendered to the Company valued at $22,500.

(iv) On April 29, 2003 the Company issued 100,000 shares of its restricted common stock to Steven L. Gray in full payment of an outstanding debt in the amount of $50,000.

(v) On April 29, 2003, the Company issued 20,000 shares of its restricted common shares to Kevin Forcier in full payment of an outstanding debt in the amount of $10,000.

(vi) On April 29, 2003, the Company issued 240,000 shares of its restricted common stock to T&T Trading of Zurich, Switzerland in full payment of an outstanding debt in the amount of $50,000.

(vii) On May 12, 2003, the Company issued 50,000 shares of its restricted common stock to Michael Fasci in payment of accrued interest outstanding under a promissory note in the principal amount of $12,000.

(viii) On June 17, 2003, the Company issued 800,000 shares of its restricted common stock to Dr. Louis Rose in consideration for his assignment of a certain promissory note to the Company in the amount of $250,000.

(ix) On June 30, 2003, the Company issued 37,000 shares of its restricted common stock to Michael Kahn in full payment of an outstanding debt in the amount of $15,000.

(x) On June 30, 2003, the Company issued 3,000 shares of its restricted common stock to Jeffrey Miller in full payment of an outstanding debt in the amount of $1,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 31.1 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b) Reports on Form 8-K:

On April 15, 2003, the Company filed a current report on Form 8-K, informing that the Company entered into a License Agreement with Joseph Friedman and Sons International, Inc.

On April 25, 2003, the Company filed a current report on Form 8-K, informing that the Company executed a Letter of Intent with Ms. Jamie Burrows and Burrows Consulting, Inc. to form a joint venture company to engage in providing waste remediation technologies and services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Form 10-QSB for the quarter ended June 30, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

BY: /s/ Peter F. Russo

Peter F. Russo

Chief Executive Officer

and Principal Financial Officer

Dated: August 18, 2003

Exhibit 31.1 - Certification of Chief Executive Officer and Principal Financial Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION

I, Peter Russo, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Delta Mutual, Inc.;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  As the registrant's certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 18, 2003

By: /s/ Peter F. Russo

Peter F. Russo, Chief Executive Officer

and Principal Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer and Principal Financial Officer

pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the quarterly report of Delta Mutual Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Peter F. Russo, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934;and

(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the periods presented.

Dated: August 18, 2003

By: /s/ Peter F. Russo

Peter F. Russo, Chief Executive Officer

and Principal Financial Officer