Form 10QSB/A
period 2003-03-31
DELTA MUTUAL INC
filed 2003-08-20
CIK 1112985

3: FORM 10-QSB

AMENDMENT NO. 1

TO

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

At May 14, 2003, there were 5,885,050 shares of Common Stock, $.0001 par value, outstanding.

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

Item 2. Management's Discussion and Analysis

of Financial Condition and Results of Operations 13-15

Item 3. Controls and Procedures 16

Part II. Other Information

Item 1. Legal Proceedings 17

Item 2. Changes in Securities 17

Item 3. Defaults upon Senior Securities 17

Item 4. Submission of Matters to a Vote of Security Holders 17

Item 5. Other Information 17

Item 6. Exhibits and Reports on Form 8-K 18

Signatures 19

Certifications pursuant to Sections 906 and 304 of the

Sarbanes-Oxley Act of 2002 20-21

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

Commitments and Contingencies

Stockholders' Deficiency:
Common stock $0.0001 par value - authorized
20,000,000 shares; 5,885,050 and 857,000
shares issued and outstanding at March 31, 2003 and
December 31, 2002, respectively	589	86
Additional paid-in-capital	390,942	304,322
Deficit accumulated during
the development stage	(655,591)	(539,891)
Total Stockholders' Deficiency	(264,060)	(235,483)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$ (164,392)	$ (235,483)

DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

			Period from
			November 17, 1999
			(Date of Formation)
	Three Months Ended March 31,		through
	2003	2002	March 31, 2003

Costs and Expenses
General and administrative
expenses	$ 114,800	$ 40,215	$ 654,691
Interest expense	900	-	900
	115,700	40,215	655,591

Net loss	$ (115,700)	$ (40,215)	$(655,591)

Loss per common share -
basic and diluted	$ 0.02	$ 0.07

Weighted average number of
common shares outstanding-
basic and diluted	5,798,151	557,000

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

j. On February 20, 2003, the Board of Directors declared a five-for-one stock split for all of the Company's issued and outstanding common shares as of that date.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Amendment No. 1 to its Form 10-QSB for the quarter ended March 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

By: /s/ Peter F. Russo

Peter F. Russo, President,

Chief Executive Officer and

Principal Accounting Officer

Dated: August 19, 2003

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Delta Mutual, Inc (the "Company") Amendment No. 1 to Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Peter F. Russo, President, Chief Executive Officer and Principal Financial Officer, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934;and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of the dates presented and result of operations of the Company for the period presented.

Dated: August 19, 2003

By: /s/ Peter F. Russo

Peter F. Russo

Chief Executive Officer and

Principal Financial Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter F. Russo, President, Chief Executive Officer and Principal Financial Officer of Delta Mutual, Inc., certify that

1. I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q of Delta Mutual, Inc.;

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

Date: August 19, 2003

By: /s/ Peter F. Russo___ ____

Peter F. Russo, President

Chief Executive Officer

and Principal Financial Officer