Form 10QSB
period 2003-09-30
DELTA MUTUAL INC
filed 2003-11-13
CIK 1112985

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At November 10, 2003, there were 8,643,688 shares of Common Stock, $.0001 par value, outstanding.

DELTA MUTUAL, INC.

INDEX

Page

Part I. Financial Information 1

Item 1. Financial Statements

Balance Sheets as of September 30,

2003 (unaudited) and December 31, 2002 2

Statements of Operations for the

Nine and Three Months Ended September 30,

2003 and 2002 (unaudited) and

the Period November 17, 1999 (Date of

Formation) through September 30, 2003 3

Statements of Cash Flows for the Nine and Three

Months Ended September 30, 2003 and 2002

(unaudited) and the Period November 17,

1999 (Date of Formation) through September 30,

2003 4 - 5

Notes to Financial Statements (unaudited) 6 - 12

Item 2. Management's Discussion and Analysis

of Financial Condition and Results of Operations 13-19

Item 14. Controls and Procedures 19

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

The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2003	2002
	(Unaudited)
Current Assets:
Cash	$ 10,134	$ 2,871
Due from Ceva International Inc.	250,000	-
Total Current Assets	260,134	2,871

Fixed assets - net	7,994	-

Investments	157,432

Other assets	40,650	-

TOTAL ASSETS	$ 466,210	$ 2,871
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$ 229,585	$ 91,265
Accrued expenses	136,295	147,089
Loan from officer/stockholders	283,879	-
Loan from related parties	22,000	-
Total Current Liabilities	671,759	238,354

Commitments and Contingencies

Stockholders' Deficiency:
Common stock $0.0001 par value - authorized
20,000,000 shares; 8,643,688 and 857,000
shares issued and outstanding at September 30, 2003
and December 31, 2002, respectively	864	86
Additional paid-in-capital	1,174,792	304,322
Deficit accumulated during
the development stage	(1,381,205)	(539,891)
Total Stockholders' Deficiency	(205,549)	(235,483)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$ 466,210	$ 2,871

See notes to financial statements.
DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

					Period from
					November 17, 1999
					(Date of Formation)
	Nine Months Ended September 30,		Three Months Ended September 30,		through
	2003	2002	2003	2002	September 30, 2003

Costs and Expenses
General and administrative
expenses	$ 805,436	$ 151,135	$ 241,425	$ 2,134	$ 1,345,328
Interest expense	35,877	-	3,318	-	35,877
	841,313	151,135	244,743	2,134	1,381,205

Net loss	$ 841,313	$ 151,135	$ 244,743	$ 2,134	$ 1,381,205

Loss per common share -
basic and diluted	$ 0.14	$ 2.71	$ 0.03	$ 0.04

Weighted average number of
common shares outstanding-
basic and diluted	5,987,573	55,700	8,236,079	55,700

See notes to financial statements.

(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
.
			Period
			November 17, 1999
			(Date of Formation)
	Nine Months Ended September 30,		through
	2003	2002	September 30, 2003

activities:

Net loss	$ (841,313)	$ (151,135)	$ (1,381,205)
Adjustment to reconcile net loss to
net cash used in operating activities:
Depreciation	798		798
Non cash compensation	260,500		350,169
Bad debt	-	96,625	96,625
Changes in operating assets
and liabilities:	253,998	23,552	264,689
	(326,017)	(30,958)	(668,924)

Purchase of fixed assets	(8,792)	-	(8,792)
Advances	(157,432)	(30,000)	(157,432)
	(166,224)	(30,000)	(166,224)

Proceeds from sale of common stock	100,000	-	140,750
Proceeds from loan	-	-	540,744
Repayment of loan	-	-	(540,744)
Proceeds from convertible debt	-	-	250,000
Proceeds from officer and stockholder	377,504	24,348	432,532
Proceeds from related party	22,000		22,000
Net cash provided by
financing activities	499,504	24,348	845,282

Net increase (decrease) in cash	7,263	(36,610)	10,134
Cash - Beginning of period	2,871	36,641	-
Cash - Ending of period	$ 10,134	$ 31	$ 10,134

DELTA MUTUAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
.
Period
November 17, 1999
(Date of Formation)
	Nine Months Ended September 30,		through
	2003	2002	September 30, 2003
Non-cash financing activities:
Conversion of debt to paid-in-capital	$ 40,000	$ 208,630	$ 327,374
Contribution of note receivable	$ 250,000	$ -	$ 458,630
Forgiveness of debt to
shareholder	$ 93,625	$ -	$ 148,653
Forgiveness of debt from officer/
shareholder	$ 100,000	$ -	$ 100,000
Assumption of note receivable by
officer/shareholder	$ (100,000)	$ -	$ (100,000)

Supplementary information:
Cash paid during year for:
Interest	$ -	$ -	$ -
Income taxes	-	$ -	$ -

Changes in operating assets and
liabilities consists of:
Increase in interest receivable	$ -	$ (6,625)	$ -
Decrease in prepaid expenses	-	8,000	-
(Increase) decrease in other assets	(650)	-	(650)
Increase in accounts payable
and accrued expenses	254,648	22,177	265,339
	$ 253,998	$ 23,552	$ 264,689

See notes to financial statements.

DELTA MUTUAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

  Basis of Presentation and Accounting Policies

The balance sheet as of September 30, 2003 and the statements of operations and cash flows for the periods presented herein have been prepared by Delta Mutual, Inc. (the "Company") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the balance sheet as of December 31, 2002 was derived from audited financial statements.

The Company's financial statements for the period ended September 30, 2003 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations. At September 30, 2003 operations had not yet commenced and no revenue has been derived; accordingly the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operations.

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

On April 2, 2003, the Company entered into a technology license agreement with Joseph Friedman and Sons, International Inc. ("Friedman"). The license territory is all of the republics of the former Soviet Union where Friedman has business experience. This license agreement permits the licensee, Friedman, to utilize any and all technologies, licenses and permits acquired by the Company to develop environmental remediation projects and provides the Company with the opportunity to participate in all projects identified by this licensee. The Company issued 288,368 shares of its restricted common stock, representing a value of $40,000 in consideration of Friedman's execution and delivery of this agreement. The Company will expense the fee over the life of the agreement.

On May 1, 2003 the Company entered into a joint venture with Ms. I. Turney Zwiebel and Nela Pavaloiu by forming a new company, Delta TP Mediu, SRL in Romania. The joint venture was organized to primarily pursue the sourcing, treatment and processing of hydro-carbon based and other industrial residuals and, where possible, to create alternative fuels and raw materials for industrial use primarily in Romania. As of September 30, 2003 the Company advanced $48,432 to the joint venture.

The Company finalized a strategic alliance agreement with ZAFF International LTD, a Saudi Arabia company that holds multiple technology licenses and has strategic relationships with a large number of multi-national companies in areas other than environmental. The strategic alliance provides for the joint development of an environmental remediation project and programs for the Kingdom of Saudi Arabia.

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

On March 18, 2003, the Company entered into a letter of intent with Hi-Tech Consulting and Construction, Inc. ("Hi-Tech") to form a joint venture to provide environmental technology services primarily to markets in the Middle East and Africa. The joint venture company, named Delta Envirotech, Inc., will be based in Virginia and focus on participating in foreign government sponsored pollution remediation projects. The joint venture agreement was concluded May 15, 2003 and Delta-Envirotech, Inc., a Delaware Corporation, was formed. As of September 30, 2003 the Company advanced $34,000 to the joint venture.

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

On April 25, 2003, the Company entered into a letter of intent with Ms. Jamie Burrows and Burrows Consulting, Inc., a Texas based corporation (collectively referred to as "Burrows") to form a joint venture company to be known as Delta Specialty Services. Delta Specialty Services will be based in Houston, Texas and will engage in providing waste remediation technologies and services on a project basis to the United States Government, foreign governments and their respective departments, agencies, political sub-divisions as well as to private entities around the world. As of September 30, 2003 the Company advanced $75,000 to the joint venture.

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

The Company accounts for equity-based compensation to non-employees based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For the nine months ended September 30, 2003 and 2002, the Company recorded expenses of $260,500 and $100,250, respectively, and for the three months ended September 30, 2003 and 2002 expenses amounted to $-0- and $-0-, respectively. The common stock for these services were issued in 2003.

3. DUE FROM CEVA INTERNATIONAL, INC.

On June 17, 2003, the Company and Dr. Louis Rose entered into an agreement whereby Dr. Rose assigned all of his rights, title and interest in a promissory note from CEVA International, Inc. ("CEVA") in the amount of $250,000 to the Company in exchange for an aggregate of 800,000 shares of the Company's common stock. The note is guaranteed by Gary Robinson, the Company's largest shareholder. CEVA is currently in default on the note. If CEVA does not pay the note, the Company will exercise its rights against the guarantor and offset the CEVA note against the payable the Company owes Gary Robinson.

4. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. For the nine months ended September 30, 2003 and 2002 potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

  ACCRUED EXPENSES

  Accrued expenses consist of the following:

	September 30,	December 31,
	2003	2002
Professional fees	$ 5,000	$ 73,152
Consulting fees	7,500	58,344
Registration fees	-	2,355
Payroll	92,166	-
Payroll taxes payable	5,467	-
Other	26,160	13,238
	$ 136,293	$ 147,089

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

  f. On January 12, 2003, the Company entered into an agreement with Ken Martin, the Company's former controlling shareholder, to compensate him for past services rendered to the Company in the amount of $12,454, all of which was accrued at December 31, 2002. The Company issued 30,000 shares of the Company's common stock on Form S-8 registration statement in full payment of the Company's debt.

g. On February 4,2003, the Company and J. Dapray Muir, Esq. ( the Company's previous attorney) entered into an agreement to compensate him for past services rendered to the Company in the amount of $34,669, all of which was accrued at December 31, 2002. The Company issued 50,000 shares of the Company's common stock on a Form S-8 registration statement in full payment of the Company's debt.

h. On February 3, 2003, the Company and Peter Russo, an executive of the Company, entered into an agreement to compensate him for past services rendered to the Company in the amount $20,000, all of which was accrued at December 31, 2002. The Company issued 40,000 shares of the Company's common stock on Form S-8 registration statement in full payment of the Company's debt

i. On February 10, 2003, the Company and Jerome Kindrachuk, an executive of the Company, entered into an agreement to compensate him for past services rendered to the Company in the amount of $20,000, all of which was accrued at December 31, 2002. The Company issued 200,000 shares of the Company's common stock in full payment of the Company's debt in February 2003.

j. On February 13, 2003, the Company registered 2,000,000 shares of the Company's common stock reserved for the Company's 2001 Employee Stock Option Plan.

k. On April 2, 2003, the Company and Joseph Friedman and Sons International Inc. entered into a license agreement and the Company issued to Friedman 288,368 shares of its restricted common stock valued at $40,000 in consideration of the delivery of the license agreement.

l. On April 29, 2003, the Company and Peter Russo, the CEO of the Company, entered into an agreement to compensate him in recognition of his commitment for services in the amount of $22,500. The Company issued 100,000 shares of the Company stock in full payment of this debt.

m. On April 29, 2003, the Company and Jerry Kindrachuk, an executive of the Company, entered into an agreement to compensate him in recognition of his commitment for services in the amount of $22,500. The Company issued 100,000 shares of the Company stock in full payment of this debt.

n. On April 29, 2003 the Company and Steven L. Gray, entered into an agreement to compensate him for past services rendered to the Company in the amount of $50,000. The Company issued 100,000 shares of the Company stock in full payment of this debt.

o. On April 29, 2003, the Company and Kevin Forcier, entered into an agreement to compensate him for past services rendered to the Company in the amount of $10,000. The Company issued 20,000 shares of the Company stock in full payment of this debt.

p. On April 29, 2003, the Company and T&T Trading of Zurich, Switzerland, entered into an agreement to compensate them for past services rendered in the amount of $50,000. The Company issued 240,000 shares of the Company stock in full payment of this debt.

q. On May 12, 2003, the Company and Michael Fasci, entered into an agreement for a promissory note in the amount of $12,000. The Company issued 50,000 shares of the Company stock in consideration of interest on the promissory note.

r. On June 17, 2003, the Company and Dr. Louis Rose entered into an agreement whereby Dr. Rose assigned all of his rights, title and interest in exchange for a certain promissory note to the Company in the amount of $250,000 (the CEVA note) for an aggregate of 800,000 shares of the Company common stock.

s. On June 30, 2003, the Company and Michael Kahn, entered into an agreement to compensate him for past services rendered to the Company in the amount of $15,000. The Company issued 37,000 shares of the Company stock in full payment of this debt.

t. On June 30, 2003, the Company and Jeffrey Miller, entered into an agreement to compensate him for past services rendered to the Company in the amount of $1,500. The Company issued 3,000 shares of the Company stock in full payment of this debt.

u. On July 1, 2003, the Company entered into an agreement with Gary Robinson, the Company's major stockholder and former CEO, to compensate him for past services rendered to the Company in the amount of $93,625, the fair value of the services, which was accrued at June 30, 2003. The Company will issue 280,000 shares of the Company's common stock on Form S-8 registration statement in full payment of the Company's debt.

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

The Company did not pay the outstanding balance on the maturity date and must pay monthly interest of one (1%) percent to Pisani. On April 7, 2003, the Company repaid Pisani $5,000 against the outstanding balance. The Company recorded interest expense of $16,200 and $300 for the nine and three months ended September 30, 2003, respectively.

  The Company has a revolving line of credit with Gary Robinson, the Company's major shareholder, in the amount of $300,000, the credit agreement bears interest at the prime of 4.2%. The loan balance at September 30, 2003 is $283,879. The Company recorded interest expense of $5,179 and $2,339 for the nine and three months ended September 30, 2003, respectively.

  On May 15, 2003, the Company borrowed $12,000 from Michael Fasci ("Fasci") a stockholder of the Company. Fasci received 50,000 common shares of the Company's common stock which represented the payment of interest through May 26, 2003, the maturity date. The Company recorded interest expense of $13,750 in connection with the issuance of the shares.

The Company did not pay the outstanding balance on the maturity date and must pay monthly interest of one (1%) to Fasi. For the nine months ended September 30, 2003 the Company recorded interest expense in the amount of $480.

On August 8, 2003, the Company and Gary Robinson (stockholder) entered into an agreement to compensate him for past services rendered to the Company in the amount of $93,625 for the period November 1, 2003 through June 13, 2003. The Company issued 280,000 shares of the Company's common stock on a Form S-8 registration statement in full payment of the Company's debt.

On July 28, 2003, the Company and Joseph Tomasek (attorney) entered into an agreement to compensate him for past services rendered to the Company in the amount of $40,000. The Company issued 200,000 shares of the Company's common stock in full payment of the Company's debt.

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

  License Agreement

  The Company and Delta Envirotech ("Licensee") entered into a license agreement permitting the licensee to utilize any and all technologies, licenses and permits acquired by the Company to develop environmental remediation projects. The license agreement included the Middle East, Africa, and the Far East. The current license agreement lapsed and a new license agreement is pending.

  Financing Agreement

On July 8, 2003, the Company entered into an agreement with Rolan Jansen and Ivano Angelastri ("J&A"), who are residents of Switzerland, to introduce and arrange equity debt or other financing agreements with strategic partners in Europe, for the Company, or its affiliates for a finders fee of 6.0% to Rolan Jansen and 2.0% to Ivano Angelastri of the gross proceeds of the equity financing.

  SUBSEQUENT EVENT

On October 17, 2003 the Company borrowed $60,000 from Mitchell Rosenthal. The note is due on November 20, 2003 with interest at six (6%) percent per annum. The note is secured by personal guarantee of Gary Robinson, the Company's largest shareholder, and a pledge of 150,000 shares of common stock of Millenium Biotechnologies, Inc. owned by him.

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e. those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period after June 15, 2003. Management believes adopting this statement will not have a material effect on the statement of operations or financial position.

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

Liquidity

The Company has no current operations that have generated any revenues. The Company must rely entirely on loans from affiliates as well as planned private placements to pay operating expenses.

At September 30, 2003 and December 31, 2002, the Company had working capital deficits of $254,193 and $235,483, respectively. The increase in working capital deficit is a result of the net loss incurred during the nine months ended September 30, 2003. Since the Company has no source revenue, its working capital deficit will continue to increase as it incurs additional operating expenses. Presently the Company has no external sources of cash and is dependent upon its management and stockholders for funding.

In December 2002, the Company received an investment of $30,000 from Cyberlinx Corporation for 300,000 shares of restricted common stock. On January 7, 2003, the Company borrowed $15,000 from an individual lender to pay for operating expenses. In addition, the Company borrowed $100,000 from the Company's former Chief Executive Officer in March ,2003 to make a payment of an identical amount to a consultant. As stated, the Company expects to engage in a private placement transaction, offering debt or equity securities to investors in order to obtain funds to finance its business plans. The Company has a revolving line of credit with Gary Robinson, the Company's major stockholder in the amount of $300,000. The credit agreement bears interest at prime of 0.042% as of September 30, 2003. The amount due at September 30, 2003 is $283,879.

On October 17, 2003 the Company borrowed $60,000 from Mitchell Rosenthal. The note is due on November 20, 2003 with interest at six (6%) percent per annum. The note is secured by personal guarantee and a pledge of stock by Gary Robinson for 150,000 shares common stock of Millenium Biotechnologies, Inc.

Results of Operations

During the nine months ended September 30, 2003 the Company incurred a net loss of $841,313 as compared to $151,000 for the nine months ended September 30, 2002. Such increase is primarily attributable to consulting fees of approximately $426,000, travel fees of approximately $70,000, payroll of approximately $165,000 and interest expense of approximately $35,900.

During the three ended September 30, 2003 the Company incurred a net loss of $244,743 as compared to $2,100 for the three months ended September 30, 2002. Such increase is primarily attributed to consulting fees of approximately $101,000, travel fees of approximately $26,000, payroll of approximately $77,000 and interest expense of approximately $3,300.

From inception (November 17, 1999) to September 30, 2003, the Company had a net loss of $1,381,205. The Company is continuing to incur professional fees and other expenses. If the Company is unable to raise capital through its planned private placement, it will be unable to fund its plan of operations and will continue to incur net losses and may have to cease operations entirely. This factor, among others, raises substantial doubt about its ability to continue as a going concern.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and September 30, 2003.

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

In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e. those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period after June 15, 2003. Management believes adopting this statement will not have a material effect on the statement of operations or financial position.

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

Item 14. Controls and Procedures

(a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

ITEM 2. CHANGES IN SECURITIES

(c) On August 8, 2003, the Company issued 280,000 shares of its common stock to its Chairman, Gary T. Robinson, in payment for past services rendered to the Company. Such shares were included in an S-8 registration statement filed with the Securities Exchange Commission on August 20, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 99.1 Certification of the Chief Executive Officer pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of the Chief Executive Officer pursuant to

Section 906 of the Sarbanes- Oxley Act of 2002.

    During the quarter ended September 30, 2003, the Company filed one Current Report on Form 8-K with the Securities and Exchange Commission on September 4, 2003, disclosing the execution of a contract with Jamie Burrows and Burrows Consulting of Houston, Texas.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

BY: /s/ Peter F. Russo

Peter F. Russo

President and Chief

Executive Officer

Dated: November 13, 2003

EXHIBIT INDEX

Exhibit 99.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003

By: /s/ Peter F. Russo

Peter F. Russo, President and Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Delta Mutual Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Peter F. Russo, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934;and

(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the periods presented.

Dated: November 13, 2003

By: /s/ Peter F. Russo

Peter F. Russo, President and

Chief Executive Officer