Form 10KSB
period 2003-12-31
DELTA MUTUAL INC
filed 2004-04-06
CIK 1112985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 000-30563


                               DELTA MUTUAL, INC.
                 (Name of small business issuer in its charter)


                   DELAWARE                                  14-1818394
                ---------------                            --------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)


     111 North Branch Street, Sellersville, Pennsylvania            18960
          (Address of principal executive offices)                (Zip Code)


                  ---------------------------------------------
                                (Former Address)


                                 (215) 258-2800
                         (Registrant's telephone number)

         Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                  COMMON STOCK (par value $0.0001 per share)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for its fiscal year ended December 31, 2003: $-0-

         Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of March 31, 2004: $7,817,068 (See Item
5)

         Number of shares outstanding of registrant's Common Stock, par value $.0001, as of March 31, 2004: 11,695,688 shares of Common Stock (See Item 11)

         Documents incorporated by reference: NONE

         Transitional Small Business Disclosure Format (check one): Yes__ No _X_



                                     PART I

                    NOTE REGARDING FORWARD LOOKING STATEMENTS
        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-KSB, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

         Forward-looking statements include, but are not limited to, statements under the following headings; (i) "Business Plan," about the development of certain projects and business opportunities and the Company's attempts to convert these plans and opportunities into operating businesses that generate revenues and profits; (ii) "Business Plan," about the intentions of the Company to fund its businesses and operations by borrowings and the successful placement of debt and equity financings; (iii) "Results of Operations"; (iv) "Liquidity and Capital Resources," about the Company's plan to raise additional capital;
(v) "Liquidity and Capital Resources," about the contingent nature of the consummation of any agreements with its contracting, joint venture and partnership parties.

ITEM 1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the terms "the Company," "we," "our" and "us" refers to Delta Mutual, Inc.

GENERAL

         We were incorporated under the name Delta Mutual, Inc. on November 17, 1999, in the State of Delaware. We are planning to establish business operations focused on providing construction and environmental technologies and services to specific geographic areas in Puerto Rico, the Middle East, Africa and the Far East. We have made a strategic decision to minimize our activities in Eastern Europe and to maintain a small passive investment in the area that can be expanded in the future should circumstances change.

         Our offices are located at 111 North Branch Street, Sellersville, PA 18960. Our telephone number is (215) 258-2800.

Prior Operations

         At the time of the Company's formation, prior Company management intended to provide mortgage services through the Internet to borrowers with substandard credit. Prior Company management intended to offer varied levels of mortgage and lending services by capitalizing on the popularity of Internet-based financial services companies and secured the domain name rights to the name deltamutual.com.

         During our first year of existence, prior Company management believed that it would be able to fund our intended operations through the sale of our common stock. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTM". At the time of our formation, companies with Internet-based businesses were treated favorably in the capital markets. In 2000, however, the market for the stock of Internet-based businesses deteriorated substantially and many such companies went out of business because they were unable to generate sufficient revenue and were unable to raise additional capital.

         From inception through December 31, 2002, prior to initiating our current plan of operations, we raised a limited amount of capital through the sale of our common stock. These funds were not sufficient to capitalize any of our planned business activities in that period.

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

Change of Control

         In November, 2002, Kelcon, Inc. sold its 450,000 shares of our common stock to Mr. Gary T. Robinson, a New York businessman, pursuant to an agreement providing for a total purchase price of $275,000 in a private transaction. Mr. Robinson paid $50,000 of the purchase price in connection with the execution of the purchase agreement. We have viewed this transaction as representing a "Change in Control" of our Company. As part of this transaction, on March 10, 2003, Kenneth A. Martin appointed Gary T. Robinson and Mr. Peter F. Russo to serve as members of our Board of Directors. On March 11, 2003, Mr. Robinson was appointed Chief Executive Officer and Chairman of the Board of Directors, and Mr. Russo was appointed as President and Secretary. Thereafter, on March 11, 2003, Mr. Martin resigned as an officer and director of the Company.


         On June 11, 2003, Mr. Robinson resigned as Chief Executive Officer and Mr. Russo was appointed to that office. On November 28, 2003, Mr. Robinson resigned as a director.


Business Plan

         Since the change in control, new Company management has embarked upon a new mission and strategic direction, through the establishment of joint ventures and a limited partnership. This structure is primarily for the establishment of business operations focused on providing construction and environmental technologies and services to specific geographic areas in Puerto Rico, the Middle East, Africa and the Far East. The Company, simultaneously, made a strategic decision to minimize its activities in Eastern Europe and to maintain a small passive investment in the area that can be expanded in the future should circumstances change. While the potential for significant environmental remediation activity remains, the local government priorities for use of very limited hard currency relegates these to a low status, requiring the Company to devote substantial time and investment that can be deployed in other geographic areas to achieve faster and more predictable results.

         Access to technologies has been secured primarily through strategic alliance agreements with the manufacturers and/or patent license holders. These agreements enable the Company, in most cases, to utilize the technology holder as the sub-contractor for the projects thereby minimizing the need for Company trained employees.

         On February 28, 2003, the Company entered into a Letter Of Intent with CEVA International, Inc., a company whose primary business was providing environmental services and technologies to public and private entities in Central and Eastern Europe. Following the period within which the companies had agreed to cooperate with each other in the performance of due diligence investigations aimed at the opportunity to purchase certain assets, licenses and/or permits, the Company decided not to pursue this opportunity. As stipulated in the Letter Of Intent, the Company exercised its option to terminate the activities.

         On April 2, 2003, we entered into a technology license agreement with Joseph Friedman and Sons International, Inc. ("Friedman"). The license territory included all of the republics of the former Soviet Union where Friedman has business experience. Based on the termination of certain technology rights licensed to us, as well as our strategic decision to minimize our activities in Eastern Europe, on March 30, 2004, we notified Friedman of termination of this license agreement. Friedman has made certain demands under this license agreement. See "Item 3. Legal Proceedings" below.

The United States

         We have entered into strategic alliance agreements with several United States-based entities with technologies in the environmental technology field to support the geographic activities.

         On March 18, 2003 we entered into a Letter Of Intent with Hi Tech Consulting and Construction, Inc. to form a joint venture to provide environmental technology services for certain business sectors located in the Middle East and Africa. The joint venture agreement was concluded January 14, 2004, and the joint venture company is registered in the State of Virginia.

         On March 6, 2003 the Company entered into a consulting agreement with M.U.R.G. LLC ("M.U.R.G.") , a Florida-based real estate consulting firm. The consultant was to provide advisor services in connection with a proposed construction of approximately 500 homes in Puerto Rico by the Company. We advanced M.U.R.G. $100,000 against its future commission compensation and M.U.R.G. delivered to us its promissory note payable on demand with interest accruing at the rate of 5% per annum. Gary T. Robinson, Former Chief Executive Officer and Former Chairman of the Board, loaned the Company $100,000 that enabled us to make the advance to M.U.R.G. The project did not go forward and on June 16, 2003 Mr. Robinson agreed to assume the promissory note from M.U.R.G. and eliminate the loan amount due him from the Company.

         On April 25, 2003, the Company entered into a Letter Of Intent with Ms. Jamie Burrows and Burrows Consulting, Inc., a Texas based corporation (collectively referred to as "Burrows") to form a joint venture company to be known as Delta Specialty Services. Delta Specialty Services was to be based in Houston, Texas and was to engage in providing waste remediation technologies and services on a project basis to the United States Government, foreign governments and their respective departments, agencies, political sub-divisions as well as to private entities around the world. As of September 30, 2003 the Company had advanced $75,000 to Burrows. On September 4, 2003, an announcement was made regarding the execution of the first legal contract establishing the business relationship with Burrows. The joint venture was officially scheduled to be consummated on October 31, 2003 and operated under the assumption that, if all conditions were met, which included the execution and delivery of legal documents defining the rights of the parties and requiring certain funding commitments, the operation of the joint venture would commence. This was not accomplished on the established timetable and the joint venture company has not commenced operations.

         On January 22, 2004, the Company announced the conclusion of a strategic alliance agreement between Delta-Envirotech, Inc. and ZAFF International, Ltd., an advanced technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to soil and water reclamation requirements in the Middle East. Under the terms of the agreement, the strategic alliance is to transition to a joint venture as soon as possible within the formation and registration process of Saudi Arabia.

         On January 20, 2004, the Company announced the formation of a joint venture project to develop government sponsored, Section 124 low income housing in the Commonwealth of Puerto Rico. The Company is the General Partner and majority owner of a limited partnership that is the majority shareholder of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124.

COMPETITION

         We will remain a development-stage company until we have commenced business operations in accordance with our business plan and have successfully obtained debt or equity financing to fund our projected business operations. There are many established environmental remediation companies that have significantly greater financial and personnel resources and technical expertise than we do. There are well-capitalized environmental services and technology companies as well as highly capitalized housing development companies in our target marketplaces that will continue to retain their dominance and competitive advantages over us.

EMPLOYEES

         Currently, we have five employees: Peter F. Russo, President and Chief Executive Officer; Martin G. Chilek, Vice President and Chief Financial Officer; Jerome Kindrachuk, Vice President--International; John Latza, Vice President-Puerto Rico Operations and Judith Dallas, Corporate Office Manager. Assuming that we obtain the necessary funding to operate our planned businesses, we will hire several additional personnel to support our projected business operations.

RISK FACTORS

Our business is subject to numerous risk factors, including the following:

NO REVENUE AND MINIMAL ASSETS.


We have no operations or revenues. The Company's ability to continue as a going concern is dependent upon its ability to obtain funds to meet its obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to obtain any additional financing or, if it is able to obtain additional financing, that such financing will be on favorable terms. The inability to obtain additional financing when needed would have a material adverse effect on operating results.

OUR BUSINESS IS IN THE DEVELOPMENTAL STAGE AND WE EXPECT TO INCUR LOSSES IN THE FUTURE.

Our operations have not generated any revenue nor are they profitable. We have incurred net operating losses from the formation of our company through December 31, 2003, of $1,789,400, and expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

WE HAVE ONLY A LIMITED OPERATING HISTORY AND HAVE NOT OPERATED PROFITABLY SINCE INCEPTION. WE WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL.

         Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2003, we generated no revenue, incurred operating expenses of $1,209,853 and had a net loss of $1,249,509. As of March 30, 2004, we had approximately $21,000 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

         We will have to obtain significant additional capital to continue development of our proposed business. There is no assurance that we will be able to obtain sufficient capital to develop our proposed environmental remediation and housing businesses and market our services successfully.

WE HAVE BEEN THE SUBJECT OT A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

         Our independent auditors have added an explanatory paragraph to their audit opinions, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain due to our continued operating losses, the excess of our liabilities over our assets and uncertain conditions we face in our day-to-day operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION FOR OUR PROPOSED ENVIRONMENTAL REMEDIATION OPERATIONS.

Each aspect of our proposed environmental remediation business is subject to significant international and U.S. federal, state and local environmental regulations. No assurances can be given that such environmental laws or regulations, or that future changes in environmental laws, regulations, or interpretations currently applicable to the Company or changes in the nature of the Company's operations, will not adversely impact our proposed operations or have a material adverse effect on the financial condition, operations and liquidity of the Company.

AS A HOUSING DEVELOPER WE FACE ECONOMIC AND MARKET RISKS.

Many factors which are beyond our control will affect our proposed business as a developer of housing, including, among others, general economic and real estate market conditions, competitive factors, the availability and cost of borrowed funds, real estate tax rates, federal and state income tax laws, operating expenses (including maintenance and insurance), energy costs, government regulations, and potential liability under and changes in environmental and other laws, as well as the successful management of the properties.

Our success as a developer of housing will also be subject to certain additional risks including, but not limited to, (i) competition for existing and future projects from other developers in the areas of our developed properties,
(ii) adverse changes in mortgage interest or terms of governmental financing,
(iii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive over-bidding, a decrease in employment or adverse changes in real estate zoning laws, and (iv) other circumstances over which we may have little or no control.

OUR MARKETS ARE VERY COMPETITIVE.

Virtually all of our current and potential competitors have significantly greater financial, marketing and technical resources than we have. As a result, they may be able to leverage a customer base, adapt more quickly to new technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their services and products than we can.

WE DO NOT EXPECT TO PAY DIVIDENDS.

We have never paid dividends on our common stock. Current Company management anticipates that any earnings generated from our operations will be used to finance our working capital requirements, develop services and products and marketing. For the foreseeable future, cash dividends will not be paid to holders of our common stock.

VOLATILITY OF STOCK PRICE.

The market price of our common stock, as is the case for companies without established operations, is extremely volatile due to our future prospects and general market and economic conditions. During the fifteen month period ended March 1, 2004, the closing per share price of our common stock has fluctuated from $7.21 to $0.11 per share. Our common stock currently trades in the OTC Bulletin Board market.

"PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF OUR SECURITIES.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). If our shares are traded for less than $5.00 per share, as they currently are, the shares will be subject to the SEC's penny stock rules unless: (1) our net tangible assets exceed $5,000,000 during our first three years of continuous operations or $2,000,000 after our first three years of continuous operations; or (2) we have had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as our common stock is subject to the penny stock rules, the holders of the common stock may find it difficult to sell our common stock.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease office space consisting of approximately 1,700 square feet in an office building located in Sellersville, Pennsylvania. We are obligated to pay a monthly rent of $650 as well as pay for the utilities serving the premises. Our lease is for a period of three years from March 1, 2003 to February 28, 2006. We anticipate that our current office space will accommodate our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We have no pending legal proceedings; however, the two claims discussed below are currently under negotiation.

Joseph Friedman and Sons International, Inc.

In April 2003, the Company entered into a License Agreement (the "License Agreement") with Joseph Friedman and Sons International, Inc. ("Friedman") for the purpose of developing environmental remediation projects in the territory of the former Soviet Union. Under the License Agreement, certain technologies that were licensed to Delta Mutual, Inc. under an agreement with the owner of the technologies were in turn licensed to Friedman, which was to develop the projects, and, among other things, Friedman was issued 288,638 shares of the Company's common stock and obtained certain rights to a seat on the Company's board of directors. No projects were ever commenced under the License Agreement. Due to actions taken against the technology owner by its creditors during the latter part of 2003, the underlying agreement with respect to these technologies was terminated. Accordingly, the Company considers the License Agreement terminated pursuant to its force majeure clause and so notified Friedman on March 30, 2004.

In October 2003, Friedman requested that a nominee be appointed to the board of directors of the Company. Friedman has also made demands against the Company seeking the payment of certain expenses and consulting fees which Friedman claims the Company is obligated to pay under or in connection with the License Agreement, as well as demands for the issuance to Friedman of an indeterminate but substantial number of shares of common stock, now and in the future, in connection with any future issuances of common stock by the Company. The Company believes that such claims regarding the issuance of additional shares of common stock and entitlement to a board seat are without merit and intends to vigorously contest such claims.

B. Michael Pisani

In January 2003, the Company borrowed $15,000 from B. Michael Pisani ("Pisani"), as evidenced by a promissory note in such principal amount, which was payable with interest on January 27, 2003. This note provided for the issuance of 25,000 shares of common stock for each month that amounts due and owing were not paid by the Company. Although the Company's position is that the terms of the note were amended in May 2003 to eliminate requirement of additional shares, Pisani disputes the validity of such amendment and has made a demand for the issuance of 350,000 shares of common stock. In March 2004, the Company repaid the principal and interest due under the terms of the amended note, which payment was accepted by Pisani with reservations regarding the validity of his claims with respect to additional shares of common stock. The Company is presently attempting to resolve this dispute. If the matter can not be resolved, the Company intends to vigorously defend such claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, since approximately February 1, 2001. Our shares are listed under the symbol "DLTM". The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                         High                         Low
                                         ----                         ---
2002: 1st Quarter                         .45                          .11
         2nd Quarter                     1.01                          .03
         3rd Quarter                     5.05                          .16
         4th Quarter                     7.21                          .51
2003:    1st Quarter                     2.80                         2.10
         2nd Quarter                     2.00                          .65
         3rd Quarter                     1.35                          .63
         4th Quarter                      .95                          .17

2004:    1st Quarter                     1.09                          .49
         (through March 31, 2004)

During the last two fiscal years, no cash dividends have been declared on Delta's common stock and current Company management does not anticipate that dividends will be paid in the foreseeable future. As of March 31, 2004, there were 50 record holders of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

-------------------- -------------------------- ------------------ ------------------- ------------------------------
       Date              Title and Amount          Purchasers          Principal              Total Offering
                                                                      Underwriter      Price/Underwriting Discounts
-------------------- -------------------------- ------------------ ------------------- ------------------------------
December, 2002       300,000 shares of common   Private Investor           NA          $.10 per share/NA
                     stock
-------------------- -------------------------- ------------------ ------------------- ------------------------------
May 23, 2003         20,000 shares of common    Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.50 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
May 23, 2003         240,000 shares of common   Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.1667 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
May 23, 2003         100,000 shares of common   Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.25 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
May 23, 2003         100,000 shares of common   Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.25 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
May 23, 2003         288,638 shares of common   Licensee                   NA          Services under License
                     stock issued for                                                  Agreement valued at $.139
                     consulting services                                               per share/NA
-------------------- -------------------------- ------------------ ------------------- ------------------------------
May 23 and           800,000 shares of common   Private Investors          NA          Purchase of $250,000
September 5, 2003    stock                                                             principal amount note,
                                                                                       valued at $.3125 per share/NA
-------------------- -------------------------- ------------------ ------------------- ------------------------------
May 23, 2003         50,000 shares of common    Private Investor           NA          Interest on loan valued at
                     stock, issued as payment                                          $.275 per share/NA
                     of interest on
                     outstanding debt
-------------------- -------------------------- ------------------ ------------------- ------------------------------

-------------------- -------------------------- ------------------ ------------------- ------------------------------
       Date              Title and Amount          Purchasers          Principal              Total Offering
                                                                      Underwriter      Price/Underwriting Discounts
-------------------- -------------------------- ------------------ ------------------- ------------------------------
May 23, 2003         37,000 shares of common    Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.405 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
May 23, 2003         3,000 shares of common     Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.50 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
May 23, 2003         50,000 shares of common    Private Investor           NA          Interest on loan valued at
                     stock, issued as payment                                          $.333 per share/NA
                     of interest on
                     outstanding debt
-------------------- -------------------------- ------------------ ------------------- ------------------------------
August 1, 2003       200,000 shares of common   Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.20 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
August 8, 2003       100,000 shares of common   Private Investor           NA          $.50 per share/NA
                     stock
-------------------- -------------------------- ------------------ ------------------- ------------------------------
July 23, 2003        37,000 shares of common    Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.405 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
July 23, 2003        3,000 shares of common     Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.50 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
August 11, 2003      50,000 shares of common    Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.4375 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
August 11, 2003      25,000 shares of common    Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.4375 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
August 11, 2003      15,000 shares of common    Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.4375 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
August 11, 2003      10,000 shares of common    Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.4375 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
August 22, 2003      250,000 shares of common   Private Investor           NA          $.20 per share/NA
                     stock
-------------------- -------------------------- ------------------ ------------------- ------------------------------
November 15, 2003    100,000 shares of common   Private Investor           NA          $.125 per share/NA
                     stock
-------------------- -------------------------- ------------------ ------------------- ------------------------------
November 15, 2003    100,000 shares of common   Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.085 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
November 21, 2003    50,000 shares of common    Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.035 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------

-------------------- -------------------------- ------------------ ------------------- ------------------------------
       Date              Title and Amount          Purchasers          Principal              Total Offering
                                                                      Underwriter      Price/Underwriting Discounts
-------------------- -------------------------- ------------------ ------------------- ------------------------------
November 21, 2003    50,000 shares of common    Consultant                 NA          Consulting Services valued
                     stock issued for                                                  at $.035 per share/NA
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------
December 15, 2003    10,000 shares of common    Consultant                 NA          $.085 per share/NA
                     stock issued for
                     consulting services
-------------------- -------------------------- ------------------ ------------------- ------------------------------



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report.

Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

GENERAL

We were incorporated in the State of Delaware on November 17, 1999 and remain a development stage company that will require additional capital to execute our planned business operations.

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2003 we incurred a net loss of $1,249,509, because we had no revenue to offset operating expenses. During the fiscal year ended December 31, 2002 we incurred a net loss of $325,384 that was primarily attributable to bad debts in the aggregate amount of $96,625, consulting expenses of approximately $71,000 and professional fees in the approximate amount of $114,500. From inception (November 17, 1999) to December 31, 2003, we had a net loss of $1,789,400.

The Independent Auditors' Report and Note 1 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenue with which to cover our expenses. We will have to raise capital through the placement of our securities in order to remain viable. We are continuing to incur management and administrative costs, professional fees and other expenses. If we are unable to raise capital we will be unable to fund our plan of operations. Because we will continue to incur net losses, we may have to cease operations entirely. This factor, among others, raises substantial doubt about our ability to continue as a going concern.

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

2003 COMPARED TO 2002

The net loss increased from approximately $325,000 in 2002 to approximately $1,250,000 for the twelve months ended December 31, 2003.

The items of significant increase or decrease in the twelve months ended December 31, 2003 over the comparable period of the prior year were an increase in general and administrative expense from approximately $322,000 in 2002 to approximately $1,210,000 for the twelve months ended December 31, 2003, and an increase in interest expense from approximately $3,700 in 2002 to approximately $40,000 for the twelve months ended December 31, 2003.

PLAN OF OPERATION

Since the Change in Control, new Company management has embarked upon a new mission and strategic direction, by establishing joint venture subsidiaries and a limited partnership, primarily to establish business operations focused on providing construction and environmental technologies and services in Puerto Rico, the Middle East, Africa and the Far East.

Puerto Rico

The Company formed a majority owned joint venture in Puerto Rico to manage the construction and related activities required to build low income homes in Puerto Rico under the Federal Government's Section 124 low income housing program. In December 2003, the Company secured the purchase rights to 36 acres that are designated Section 124 eligible. Approximately 270 low-income homes are planned for construction on this property.

Middle East, Africa and Far East

We intend to establish local operating joint ventures in specific countries in the Middle East and the Far East primarily aimed at soil and water reclamation. The initial step of forming a strategic alliance leading to a joint venture has been established with a local organization in Saudi Arabia, and discussions are underway in Kuwait and Indonesia. The Company intends to provide environmental remediation services only in Africa as these projects are primarily funded by international financial institutions.

Central and Eastern Europe

The Company has made a strategic decision to minimize its activities in Eastern Europe and to maintain a small passive investment in the area that can be expanded in the future if current circumstances change. While the potential for significant environmental remediation activity remains, local government priorities and hard currency shortages relegate these activities to a low status.

The U.S. Government has scheduled a program for disposal of specific military related waste products that require not only specialized disposal facilities, but also state of the art identification and tracking systems. The disposal requirement is the outcome of a number of weapons destruction treaties that are currently in effect. We had planned to establish a joint venture to address this very specific market during the fourth quarter of 2003. However, this was not accomplished and the joint venture has not been formed.

We are currently dependent on equity investments from private investors to pay our operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plans. Due to the fact that we have limited operations at this time, it is anticipated that our cash requirements will be limited, and that all necessary capital, to the extent required, will be provided by investors. We anticipate that we will be required to raise capital in the approximate amount of $1,800,000 in the next 12 months in order to continue to fund our limited operations and to finance our planned business operations.

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses.

At December 31, 2003 and 2002, we had working capital deficits of $623,423 and $235,483, respectively. The increase in our working capital deficit is a result of the net loss incurred during the year ended December 31, 2003. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

In 2003, we raised $112,500 of equity capital, through the sale of 450,000 shares of common stock. In addition, we borrowed $100,000 from our Former Chief Executive Officer in March 2003 to make a payment of an identical amount to a consultant. On June 30, 2003, the Former Chief Executive Officer agreed to release the Company from the note and assume the responsibility for recovering the amount paid to the Consultant.

ASSETS

At December 31, 2003, we had total assets of $84,702, compared to total assets of $2,871 at December 31, 2002. The increase in assets as of December 31, 2003 was due to an increase in cash, an increase in fixed assets and an investment in a subsidiary.

CRITICAL ACCOUNTING ISSUES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements, requires the Company to make estimates and judgments that effect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company's independent auditors during the last two years.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures:

Based on his evaluation as of a date within 90 days of the filing date of this report, Peter F. Russo, our President, and Martin G. Chilek, our principal financial officer, have concluded that our Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

At March 31, 2004 the executive officers and director of Delta Mutual, Inc. were as follows:


NAME                            AGE               TITLE(S)
----                            ---               --------
Peter F. Russo                  61                President, CEO and Director

Martin G. Chilek                53                Vice President, Chief
                                                  Financial Officer and
                                                  Assistant Secretary

Jerome Kindrachuk               59                Vice President--International


Peter F. Russo joined the Company on March 11, 2003 as President and a director, and was elected Chief Executive Officer in June 2003. Mr. Russo had been an independent consultant to several private businesses during the period from August 2001 until he joined the Company. In that capacity, he developed business and operating strategies and plans for a start-up, new concept modular housing company focused on the affordable housing market. In that assignment, he developed proposals for low-income housing projects under the federal Section 42 tax credit program in Philadelphia, Baltimore and Washington D.C. In another assignment, Mr. Russo was instrumental in structuring a new U.S. holding company with affiliated real estate service operations in Europe. From June 2000 to July 2001, Mr. Russo served as President and Chief Operating Officer for Bartram Healthcare Financial Services, Inc., a start-up healthcare services company providing financial systems and services. From January 1998 to June 2000, Mr. Russo was an independent consultant for projects that included the development of new market penetration strategies in various regions of the former Yugoslavia, that included securing a U.S. export grant and providing environmental technologies to Eastern European power generating stations.

Martin G. Chilek joined the Company as Vice President and CFO in January 2004. Prior to joining the Company, from June 2003 to December 2003, he was an independent consultant providing transitional management, strategic planning and financial management services to privately held and public companies. During the past five years, Mr. Chilek also served as Vice President-Operations of MicroTech Leasing Corporation from October 2000 through May 2003. From October 1999 through October 2000, Mr. Chilek was employed by Acquisitions Management Services, Inc., King of Prussia, Pennsylvania, a merger and acquisitions services company, as Director of Business Development. From December 1998 to October 1999, Mr. Chilek was an independent consultant to privately held companies. Mr. Chilek filed for personal bankruptcy in February 2000, and discharged in July 2000, as a protective measure due to stockholder suits following the bankruptcy of U.S. Physicians, Inc. in October 1998. Mr. Chilek was Senior Vice President-Administration of U.S. Physicians, Inc. at the time it filed its petition in bankruptcy and was employed by U.S. Physicians in that capacity from July 1997 until November 1998.

Jerome Kindrachuk joined the Company in July 2003 as Vice President-Finance and Administration and in January 2004 was appointed as Vice President-International and an officer of the Company. Prior to joining the Company, Mr. Kindrachuk served, from March 2002 to September 2002, as director of finance for CEVA International, Inc., a company that provided environmental services and technologies to countries in Central and Eastern Europe. From October 2002 to June 2003, Mr. Kindrachuk was a consultant to the Company for market penetration strategies in Eastern Europe. During the past five years, he also served as Chief Executive Officer of Winner Automotive Group (from February 2000 to February 2002) and as Chief Executive Officer for the Former Soviet Union and the Baltics for Joseph E. Seagram & Sons (from May 1997 to January 2000). Over the course of his career, Mr. Kindrachuk has held senior executive positions for several multi-national companies operating in Ukraine, Tashkent, Kazakhstan and Russia.

Our directors are elected by the stockholders and our officers are appointed by our board of directors. Our officers hold office until their successors are elected and qualified. Vacancies in our board are filled by the board itself. There is currently one vacancy on our board of directors.

We do not have an audit committee, although we intend to establish such a committee, with an independent "financial expert" member as defined in the rules of the Securities and Exchange Commission.

There are no family relationships between any of our executive officers and/or directors.

We have a corporate code of conduct in place, which provides for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders. Our corporate code of conduct includes a code of ethics for our officers and employees as to workplace conduct, dealings with customers, compliance with laws, improper payments, conflicts of interest, insider trading, company confidential information, and behavior with honesty and integrity.

LEGAL PROCEEDINGS

Except as disclosed above with respect to our officers, to the best of our knowledge, during the past five years no director, person nominated to become a director, executive officer, promoter or control person of the Company has: (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) had any conviction in a criminal proceeding or has been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934


                                    Number      Transactions   Known Failures
                                    Of late     Not Timely     To File a
Name and principal position         Reports     Reported       Required Form
---------------------------        -----------  ------------   --------------

Peter F. Russo, President              2            2               --



ITEM 10. EXECUTIVE COMPENSATION.


                  Annual  Compensation                                                 Awards                          Payouts
------------------------------------------------------------------------------------------------------------------------------------
(a)               (b)        (c)        (d)           (e)             (f)               (g)          (h)               (i)
Name                                                 Other
and                                                  Annual        Restricted        Securities                   LTIP     All Other
Principal         Year     Salary     Bonus          Comp.           Stock           Underlying   Options/        Payouts  Comp.
Position          (1)       ($)        ($)            ($)             ($)              Awards      SARs(#)          ($)     ($)
--------------    ----     ------     -----          ------       ----------        ----------     -------        ------------------
Peter F. Russo    2003     $31,800                                 $6,000                                                  $31,938
President (2)

Gary T.           2003                               $20,000      $93,625
Robinson (2)

(1)   Fiscal years ended December 31, 2003 and 2002.

(2) The other compensation for Peter F. Russo was fees for consulting work completed prior to his employment. The restricted stock value for Gary T. Robinson was for compensation earned during his tenure as CEO.

None of our officers or directors received any compensation for services from our date of inception (November 17, 1999) to December 31, 2002.

EMPLOYMENT AGREEMENTS

On March 11, 2003, we entered into a contract with Peter F. Russo to serve as President. It provides for three years' employment from March 11, 2003, at a salary of $10,000 per month through June 30, 2003, and $15,000 per month thereafter, payable in bi-monthly installments, plus benefits. We also have an employment contract with Jerome Kindrachuk, effective July 2003 prior to Mr. Kindrachuk's appointment as an officer of the Company. It provides for three years' employment from July 1, 2003, at a salary of $10,000 per month, payable in bi-monthly installments, plus benefits. All other officers are employed by us on an at will basis, and the terms and conditions of employment are subject to change.

DIRECTORS' COMPENSATION

We do not compensate directors in their capacity as such nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties .

COMPENSATION PLANS

2001 EMPLOYEE STOCK OPTION PLAN.

In December 2001, the Company's stockholders approved a stock option plan entitled the 2001 Employee Stock Option Plan (the "Plan"). The Plan authorizes the Board of Directors (the "Board"), or a committee comprised of non-employee directors ("Committee"), to grant, over a 10-year period, options to purchase up to 2,000,000 shares of the Company's common stock. Persons eligible to receive options under the Plan include key employees and directors who are also employees of the Company or any subsidiary, as determined by the Board or Committee. The persons to be granted options under the Plan and the number and purchase price of the shares represented by each option, the time or times at which the options may be exercised, and the terms and provisions of each option (which need not be uniform for all options) will be determined by the Board or Committee. The purchase price per share may not be less than 100% of the fair market value of the Company's stock at the time of grant. The purchase price may be paid in cash or common stock of the Company held for at least six months with a market value equal to that of the shares being acquired or, in the discretion of the board or committee, any combination of these. Options granted under the Plan may be in the form of "incentive stock options" which qualify as such under
Section 422 of the Internal Revenue Code or non-qualified stock options which do not meet the criteria for incentive stock options under Section 422. The tax treatment afforded stock options qualifying as incentive stock options is generally more favorable to employees than that afforded to non-qualified stock options, in that the exercise of an incentive stock option does not require the optionee to recognize income for federal income tax purposes at the time of exercise. (The difference between the exercise price of the incentive stock option and the fair market value of the stock at the time of purchase is, however, an item of tax preference which may require payment of an alternative minimum tax.).

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

         The term of each option cannot be more than 10 years from the date of grant, and options can be exercised only during the participant's employment with the Company or one of its subsidiaries. If any option expires or is terminated prior to its exercise in full and prior to the termination of the Plan, the shares subject to such unexercised option will be available for the grant of new options under the Plan. Further, any shares used as full or partial payment by an optionee upon exercise of an option may subsequently be used by the Company to satisfy other options granted under the Plan, subject to the limitation on the total number of shares authorized to be issued under the Plan.

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

         Upon termination of an optionee's employment "for cause," any unexercised options held by the optionee will be forfeited. Unexercised options will terminate in the event of the Company's dissolution, liquidation, or sale of all or substantially all of its assets. In the event of our merger with another corporation, the option would be assumed or an equivalent option substituted by the successor corporation or, if such successor corporation does not agree to assume the option or substitute an equivalent option, the Board can provide for the option holder to have the right to exercise the option as to all of the optioned shares, including shares as to which the option would not otherwise be exercisable. The number of shares subject to options and the option prices will be appropriately adjusted in the event of changes in our outstanding common stock by reason of stock dividends, recapitalizations, mergers, consolidations, stock splits and combinations of shares, and the like. The Board may at any time terminate or modify the Plan except, that without further approval of the stockholders, the Board may not make any changes to the Plan which would materially increase the number of shares that may be issued under the Plan, materially modify the eligibility requirements for participation in the Plan, or require stockholder approval under the Delaware General Corporation Law, the Exchange Act, or the Internal Revenue Code.

         On December 1, 2003, the Plan was amended to give the Board the power to issue a restricted stock award to an Employee representing shares of Common Stock that are issued subject to such restrictions on transfer and other incidents of ownership and such forfeiture conditions as the Board may determine ("Restricted Shares"). In connection with issuance of any Restricted Shares, the Board may (but shall not be obligated to) require the payment of a specified purchase price (which price may be less than Fair Market Value as defined in the Plan).

         We have not adopted any other deferred compensation, pension, profit sharing, stock option plan or programs for our officers or employees. During the second quarter of 2003, the Company established a health insurance benefit plan that is offered to all employees.



         There were no option/SAR grants in our last fiscal year and, at that fiscal year end, there were no unexercised options held by officers of the company.

         No officer or director exercised any options in the fiscal year ended December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of March 31, 2004, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

                                                    Number       Percentage(1)
                                                    ------       -------------

BENEFICIAL OWNER

Officers, Directors and 5%
Beneficial Owners

Peter F. Russo                                       100,000          *
Jerome Kindrachuk                                    100,000          *
Ivano Angelastri                                   1,250,000        10.69%
Neil Berman                                        1,710,000        14.62%
All officers and directors as a group                200,000         1.71%

----------------
*Less than 1%.

----------------
(1) Based on 11,695,688 shares outstanding on March 31, 2004.

Securities Authorized for Issuance under Equity Compensation Plans

         The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as of December 31, 2003.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders                                                                       1,642,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                                                                              1,642,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 6, 2003, Gary T. Robinson, our Former Chief Executive Officer, loaned the Company $100,000 for payment to a consultant. On June 30, 2003, Mr. Robinson agreed to release the Company from the note and assume the responsibility for recovering the amount paid to the consultant.

On March 11, 2003, we entered into a contract with Peter F. Russo to serve as President. It provides for three years' employment from March 11, 2003, at a salary of $10,000 per month through June 30, 2003, and $15,000 per month thereafter, payable in bi-monthly installments, plus benefits. We also have an employment contract with Jerome Kindrachuk, effective July 2003 prior to Mr. Kindrachuk's appointment as an officer of the Company. It provides for three years' employment from July 1, 2003, at a salary of $10,000 per month, payable in bi-monthly installments, plus benefits.

During the first and second quarters, the Company paid consulting fees of $31,938 owed to Peter F. Russo for services rendered prior to his employment.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.


(a) Exhibits:

Exhibit No.                       Description of Exhibits
------------        ------------------------------------------------------------

3.1 Articles of Incorporation of the Company, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.2                 By-Laws of the Company. Incorporated herein by reference to
                    Exhibit 3.2 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.2a                Amendment to Article III, Section I of the By-Laws.
                    Incorporated herein by reference to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 21, 2000.

4.1 Delta Mutual, Inc. 2001 Employee Stock Option Plan, incorporated herein by reference to Appendix B to the Company's definitive Information Statement pursuant to
                    Section 14C of the Exchange Act, filed with the Commission on November 9, 2001.

4.2 Delta Mutual, Inc. 2001 Employee Stock Option Plan, as amended December 1, 2003, filed herewith.

10.1 Agreement of Sale with Enterprises Solutions, Inc. dated May 11, 2001, and amendments. Incorporated herein by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed with the Commission on May 23, 2001.

10.2 Promissory note from Enterprises Solutions, Inc. dated October 31, 2001. Incorporated by reference to Exhibit 10.3 to the Company's annual report on Form 10-KSB, filed with the Commission on April 16, 2002.

10.3                Promissory Note to Rosanne Solomon dated November 27, 2001.
                    Incorporated herereference to Exhibit 10.1 to Amendment No. 3 to the Company's registration statement on Form S-4,filed with the Commission on November 30, 2001.

10.4 License Agreement with Enterprises Solutions, Inc. dated December 11, 2001. Incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-KSB, filed with the Commission on April 16, 2002.

10.5 Employment Agreement between Kenneth A. Martin and the Company. Incorporated by reference to Exhibit 10.6 to the Company's annual report on Form 10-KSB, filed with the Commission on April 16, 2002.

10.6 Agreement, dated January 13, 2003, between the Company and Kenneth A. Martin. Incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-8, filed with the Commission on February 13, 2003.

10.7 Agreement, dated February 3, 2003, between the Company and Peter F. Russo. Incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-8, filed with the Commission on February 13, 2003.

10.8                Agreement, dated February 4, 2003, between the Company and
                    J. Dapray Muir. Incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-8, filed with the Commission on February 13, 2003.

10.9 Executive Employment Agreement, effective March 11, 2003, by and between the Company and Peter F. Russo. Incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 14, 2003.

10.10 Consulting Agreement, effective February 28, 2003, between M.U.R.G., LLC and Delta Mutual, Inc. Incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 14, 2003.

10.11 Agreement, March 31, 2003, between the Company and Burrows Consulting Inc. Incorporated herein by reference to Exhibit
                    10.3 to the Company's current report on Form 8-K, filed with the Commission on April 25, 2003.

10.12 License Agreement with Joseph Friedman and Sons, International, Inc., dated April 2, 2003. Incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 14, 2003.

10.13               Agreement, dated July 1, 2003, between the Company and Gary
                    T. Robinson. Incorporated herein by reference to Exhibit
                    10.10 to the Company's registration statement on Form S-8, filed with the Commission on August 20, 2003.

10.14 Agreement, August 29, 2003, between the Company an Burrows Consulting Inc. Incorporated herein reference to the Company's current report on Form 10.15 8-K, filed with the Commission on September 4, 2003.

10.15 Strategic Alliance Agreement, dated September 10, 2003, between Delta-Envirotech, Inc. and ZAFF International Ltd. Incorporated herein by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed with the Commission on January 22, 2004.

10.16 Agreement, dated January 14, 2004, by and between Delta Mutual, Inc. and Hi Tech Consulting and Construction, Inc., filed herewith.

10.17 Agreement to Purchase Stock, dated January 14, 2004, between Delta Mutual, Inc. and Hi Tech Consulting and Construction, Inc., as sellers, and Ali Razmara, as purchaser, filed herewith.

31.1 Certification of Chief Executive Officer Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.



(b) Reports on Form 8-K.

         No current reports on Form 8-K were filed in the Company's fiscal quarter ended December 31, 2003.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Aggregate fees for the last two years: $95,546

(2) Audit related fees: $91,546

(3) Tax fees: $4,000

(4) All other fees: NA

(5) Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant's full time employees: NA

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DELTA MUTUAL, INC.

Dated: April 6, 2004

By: /s/ Peter F. Russo
   ----------------------------
Peter F. Russo
President, Chief Executive Officer and Director


By: /s/ Martin G. Chilek
   ----------------------------
Martin G. Chilek
Vice President and Chief Financial Officer
Principal Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                         TITLE                     DATE
-----------------                  ------------               --------

/s/ Peter F. Russo
------------------------
Peter F. Russo                     President                     April 6, 2004
                                   And Director

                      DELTA MUTUAL, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 PAGE
                                                                                                 ----
Accountants' Report                                                                              1 - 2

Financial Statements:

  Consolidated Balance Sheet as of December 31, 2003                                               3

  Consolidated Statement of Operations for the years ended December 31, 2003 and
   2002 and for the period November 17, 1999 (Date of Formation) through
   December 31, 2003                                                                               4

  Consolidated Statement of Stockholders' Deficiency for the period
   November 17, 1999 (Date of Formation) through December 31, 2003                                 5

  Consolidated Statement of Cash Flows for the years ended December 31, 2003 and
   2002 and for the period November 17, 1999 (Date of Formation) through December 31, 2003       6 - 7

 Notes to Consolidated Financial Statements                                                      8 - 26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Delta Mutual, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Delta Mutual, Inc. and Subsidiaries (a development stage company) (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2003 and for the period November 17, 1999 (Date of Formation) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Delta Mutual Inc. and Subsidiaries at December 31, 2003, and the results of its operations and their cash flows for each of the two years ended December 31, 2003 and for the period November 17, 1999 (Date of Formation) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise. Since a change in control, new Company management has embarked upon a new mission and strategic direction intending to establish a series of subsidiaries and joint ventures, primarily for the establishment of business operation focusing upon providing technologies and services in the environmental remediation industry and utilizing certain construction technologies to participate in selected housing development projects. As more fully explained in
Note 1, to the financial statements the Company needs to obtain additional financing to fulfill its proposed activities and achieve a level of sales adequate to support its cost structure.

These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.


WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

March 13, 2004

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS

                                                                    December 31,
                                                                        2003
                                                                    ------------
Current Assets:
    Cash                                                            $    14,057
    Prepaid expenses                                                      3,962
      Total Current Assets                                               18,019
                                                                    -----------

    Fixed  assets - net                                                  32,233
    Investment in joint venture                                          33,800
    Other assets                                                            650
                                                                    -----------

         TOTAL ASSETS                                               $    84,702
                                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable                                                $   186,592
    Accrued expenses                                                    265,286
    Loan from former officer/stockholder                                 56,364
    Loan to related parties                                             122,000
    Due to related party                                                 11,200
                                                                    -----------
         Total Current Liabilities                                      641,442
                                                                    -----------

    Minority interest                                                       150
                                                                    -----------

Commitments and Contingencies

Stockholders' Deficiency:
    Common stock $0.0001 par value - authorized
        20,000,000 shares, 9,361,688 and 857,000
        shares outstanding at December 31, 2003
        and 2002, respectively                                              936
     Additional paid-in-captial                                       1,231,574
     Deficit accumulated during the
     development state                                               (1,789,400)
                                                                    -----------
           Total Stockholders' Deficiency                              (556,890)
                                                                    -----------
      TOTAL LIABILITIES AND
    STOCKHOLDERS' DEFICIENCY                                        $    84,702
                                                                    ===========

                       See notes to financial statements.

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                Period from
                                                                             November 17, 1999
                                            Years Ended December 31,        (Date of Formation)
                                        -------------------------------          through
                                           2003                2002          December 31, 2003
                                        -----------         -----------      -----------------
Costs and Expenses
    General and administrative
      expenses                          $ 1,209,853         $   321,732         $ 1,746,092
    Interest expense                         39,656               3,652              43,308
                                        -----------         -----------         -----------
    Net loss                            $ 1,249,509         $   325,384         $ 1,789,400
                                        -----------         -----------         -----------

    Loss per common share-
      basic and diluted                 $     (0.19)        $     (0.57)
                                        ===========         ===========

    Weighted average number of
      common shares outstanding-
      basic and diluted                   6,734,384             569,329
                                        ===========         ===========

                       See notes to financial statements.

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                              Deficit
                                          Number of                                         Accumulated
                                           Common            Common           Paid in    During Development
                                           Shares            Stock            Capital          Stage              Total
                                         ---------         ---------         ---------       ----------         ---------
Balance at formation
   (November 17, 1999)                          --                --         $      --        $      --         $      --
Sale of common stock
   (at $0.0001 - $0.10 per share)          485,000                49             3,501               --             3,550
Deficit for the period from
   November 17, 1999
   (Date of formation) through
   December 31, 1999                            --                --                --           (5,831)           (5,831)
                                         ---------         ---------         ---------       ----------         ---------
Balance, December 31, 1999                 485,000                49             3,501           (5,831)           (2,281)
Sale of common stock
   (at $0.10 per share)                     72,000                 7             7,193                              7,200
Net (loss)                                                                                      (32,986)          (32,986)
                                         ---------         ---------         ---------       ----------         ---------

Balance, December 31, 2000                 557,000                56            10,694          (38,817)          (28,067)
Forgiveness of debt to former
   shareholder                                  --                --            37,528               --            37,528
Net (loss)                                      --                --                --         (175,690)         (175,690)
                                         ---------         ---------         ---------       ----------         ---------

Balance, December 31, 2001                 557,000                56            48,222         (214,507)         (166,229)
Sale of common stock
  (at $0.10per share)                      300,000                30            29,970               --            30,000
Forgiveness of debt by former                   --                --                --
   shareholder                                  --                --            17,500                             17,500
Contribution of note receivable
   in connection with termination               --                --                                 --
   agreement                                                                   208,630                            208,630
Net (loss)                                                                                     (325,384)         (325,384)
                                         ---------         ---------         ---------       ----------         ---------

Balance, December 31, 2002                 857,000                86           304,322         (539,891)         (235,483)

                       See notes to financial statements.

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                                 Deficit
                                              Number of                                         Accumulated
                                               Common           Common           Paid in    During Development
                                               Shares           Stock            Capital           Stage            Total
                                             -----------      -----------      -----------      -----------      -----------
Issuance of common stock
   for interest
   (valued at $0.275 - $0.30 per share)          100,000               10           28,740               --           28,750

Issuance of common stock
   for services
   (valued at $0.09 - $0.50 per share)           950,000               95          244,499               --          244,594

Issuance of common stock in lieu
   of payment of officer loan
   (valued at $0.33 per share)                   280,000               28           93,597               --           93,625

Sale of common stock
   (at $0.13 - $0.50 per share)                  450,000               45          112,455               --          112,500

Issuance of common stock for
   investment in joint venture
   (valued at $0.15 per share)                    50,000                5            7,495               --            7,500

Issuance of common stock
   for debt
   (valued at $0.10 - $0.693
   per share                                     520,000               52          127,074               --          127,126

Stock split February 24, 2003
   (five for one)                              4,708,050              471             (471)              --               --

Issuance of common stock
   for license agreement
   (valued at $0.14 per share)                   288,638               28           39,972                            40,000

Issuance of common stock
   for promissory note
   (valued at $0.31 per share)                   800,000               80          249,920               --          250,000

Issuance of common stock awards from the
   Company's stock option plan
   (valued at $.07 per share)                    358,000               36           23,964               --           24,000

Net (loss)                                                                                       (1,249,509)      (1,249,509)
                                             -----------      -----------      -----------      -----------      -----------
Balance, December 31, 2003                     9,361,688      $       936      $ 1,231,567      $(1,789,400)     $  (556,897)
                                             ===========      ===========      ===========      ===========      ===========

                       See notes to financial statements.

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                              Period
                                                                                         November 17, 1999
                                                      Years Ended December 31,          (Date of Formation)
                                                  -------------------------------             through
                                                      2003               2002            December 31, 2003
                                                  -----------         -----------        -----------------
Cash flows from operating activities:
   Net loss                                       $(1,249,509)        $  (325,384)        $(1,789,400)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
   Depreciation                                         1,759                  --               1,759
   Non-cash compensation                              337,344              89,669             427,012
   Bad debt                                                --              96,625              96,625
   Changes in operating assets
   and liabilities                                    429,666              87,820             440,357
                                                  -----------         -----------         -----------
Net cash used in operating activities                (480,740)            (51,270)           (823,647)
                                                  -----------         -----------         -----------

Cash flows from investing activities:
   Purchase of fixed assets                           (33,992)                 --             (33,992)
   Minority interest                                      150                  --                 150
   Advances to joint ventures                        (115,100)                 --            (115,100)
   Advances to ESI                                         --             (30,000)                 --
                                                  -----------         -----------         -----------
Net cash used in
    investing activities                             (148,942)            (30,000)           (148,942)
                                                  -----------         -----------         -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                 112,500              30,000             153,250
   Proceeds from loan                                      --                  --             540,744
   Repayment of loan                                       --                  --            (540,744)
   Proceeds from former officer
     and stockholder                                  515,383              17,500             570,411
   Repayment for former officer
     and stockholder                                 (109,015)                 --            (109,015)
   Proceeds from related party                        187,000                  --             187,000
   Repayment to related parties                       (65,000)                 --             (65,000)
   Proceeds from convertible debt                          --                  --             250,000
                                                  -----------         -----------         -----------

   Net cash provided by
     financing activities                             640,868              47,500             986,646
                                                  -----------         -----------         -----------

   Net increase (decrease) in cash                     11,186             (33,770)             14,057
   Cash - Beginning of year                             2,871              36,641                  --
                                                  -----------         -----------         -----------
   Cash - End of year                             $    14,057         $     2,871         $    14,057
                                                  ===========         ===========         ===========

                       See notes to financial statements.

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                     Period
                                                                                                November 17, 1999
                                                                  Years Ended December 31,     (Date of Formation)
                                                               ----------------------------          through
                                                                  2003              2002        December 31, 2003
                                                                ---------         ---------     -----------------
Supplementary information:
  Cash paid during year for:
     Interest                                                   $      --         $      --
                                                                =========         =========
     Income taxes                                               $      --         $      --
                                                                =========         =========
Changes in operating assets and liabilities consists of:
 (Increase) decrease  in prepaid expenses                          (3,962)            8,000           (3,962)
  Increase in other assets                                           (650)               --             (650)
  Increase in accounts payable
     and accrued expenses                                         434,278            79,820          444,969
                                                                ---------         ---------        ---------
                                                                $ 429,666         $  87,820        $ 440,357
                                                                =========         =========        =========

Non-cash financing activities:

Issuance of common stock for
 promissory note                                                $ 250,000         $ 208,630        $ 458,630
                                                                =========         =========        =========

Offset of note receivable and convertible
   debt in connection with termination
   agreement                                                    $      --         $ 253,630        $ 253,630
                                                                =========         =========        =========

Forgiveness of debt to former
  shareholders                                                  $      --         $  17,500        $ 398,653
                                                                =========         =========        =========

Offset of note receivable to
  liquidate loan to officer                                     $ 350,000         $      --        $ 350,000
                                                                =========         =========        =========

Issuance of common stock for debt                               $ 127,126         $      --        $ 414,497
                                                                =========         =========        =========

Issuance of common stock for investment
   in unconsolidated subsidiary                                 $   7,500         $      --        $   7,500
                                                                =========         =========        =========

Issuance of common stock in lieu of
   payment of accrued expenses                                  $  93,625         $      --        $  93,625
                                                                =========         =========        =========

                       See notes to financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

         The Company's financial statements for the year ended December 31, 2003 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations. At December 31, 2003 operations had not yet commenced and no revenue has been derived; accordingly the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operations.

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

Organization

         The Company was incorporated under the name Delta Mutual, Inc. ("Delta" or the "Company") on November 17, 1999 in the State of Delaware. The Company is a development stage company and at that time prior Company management intended to provide mortgage services through the Internet to borrowers having substandard credit. Prior management intended to offer varied levels of mortgage and lending services by capitalizing on the popularity of Internet based financial services companies and secured the domain name rights to the name deltamutual.com.

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

         From inception through December 31, 2003, the Company raised a limited amount of capital through the sale of common stock: during the period from inception through December 31, 2001, it raised $10,750 through such private placements, and raised $30,000 in December, 2002 and raised $112,500 in 2003 through investments. These funds were not sufficient to capitalize any of the Company's business plans.

         Prior Operations

         In April 2001, Kelcon, Inc. ("Kelcon"), a company newly organized by Kenneth A. Martin, acquired a controlling interest (450,000 shares) in Delta with a view to acquiring the assets of Enterprises Solutions, Inc. ("Enterprises"). Kelcon's Delta shares were acquired from two of Delta's directors, James E. Platek (300,000 shares) and Bonnie Cunningham (150,000), for which Kelcon paid a total of $450,000. Mr. Martin paid $75,000 of the purchase price for Delta's shares, and an overseas investor who had previously invested in Enterprises paid $375,000, for which Kelcon issued a 20% promissory note due October 31, 2001. The investor had the right to convert $100,000 principal amount of the note into 100,000 shares of Kelcon's Delta stock. As part of this transaction, Mr. Platek, Ms. Cunningham, and Delta's third director, Robert Franz, resigned and appointed Mr. Martin as Delta's sole director. Mr. Martin then appointed Mr. Sailor H. Mohler and Mr. Phillip Chung as additional directors.

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

         Change of Control

         In November, 2002, Kelcon, Inc. sold its 450,000 Company common shares to Mr. Gary T. Robinson, a New York businessman, for $275,000 in a private transaction. This transaction represented a "Change in Control" for the Company. As part of this transaction, on March 10, 2003, Kenneth A. Martin appointed Mr. Gary Robinson and Mr. Peter Russo to serve as members of the Board of Directors. On March 11, 2003, Mr. Robinson was appointed as Chief Executive Officer and Chairman of the Board of Directors, and Mr. Russo was appointed as President and Secretary. Thereafter, on March 11, 2003, Mr. Martin resigned as an officer and director of the Company. On June 11, 2003 Mr. Robinson resigned as Chief Executive Officer and Mr. Russo was appointed to that office. On November 28, 2003 Mr. Robinson resigned as a director.

Business Plan

         Since the change in control, new Company management has embarked upon a new mission and strategic direction, by establishing joint venture subsidiaries and a limited partnership, primarily to establish business operations focused on providing construction and environmental technologies and services in Puerto Rico, the Middle East, Africa and the Far East.

Puerto Rico

         The Company formed a majority owned joint venture in Puerto Rico to manage the construction and related activities required to build low income homes in Puerto Rico under the Federal Government's Section 124 low income housing program. In December 2003, the Company secured the purchase rights to 36 acres that are designated Section 124 eligible. Approximately 270 low-income homes are planned for construction on this property.

Middle East, Africa and Far East

         The Company intends to establish local operating joint ventures in specific countries in the Middle East and the Far East primarily aimed at soil and water reclamation. The initial step of forming a strategic alliance leading to a joint venture has been established with a local organization in Saudi Arabia, and discussions are underway in Kuwait and Indonesia, The Company intends to provide environmental remediation services only in Africa as these projects are primarily funded by international financial institutions.

Central and Eastern Europe

         The Company has made a strategic decision to minimize its activities in Eastern Europe and to maintain a small passive investment in the area that can be expanded in the future if current circumstances change. While the potential for significant environmental remediation activity remains, local government priorities and hard currency shortages relegate these activities to a low status.

United States

         The U.S. Government has scheduled a program for disposal of specific military related waste products that require not only specialized disposal facilities, but also state of the art identification and tracking systems. The disposal requirement is the outcome of a number of weapons destruction treaties that are currently in effect. The Company had planned to establish a joint venture to address this very specific market during the fourth quarter of 2003. However, this was not accomplished and the joint venture has not been formed.

         The Company is currently dependent on equity investments from private investors to pay its operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities. In the event the Company is unable to obtain additional capital or funding it may be unable to pursue its business plans. Due to the fact that the Company has limited operations at this time, it is anticipated that its cash requirements will be limited, and that all necessary capital, to the extent required, will be provided by investors. The Company anticipates that it will be required to raise capital in the approximate amount of $1,800,000 in the next 12 months in order to continue to fund its limited operations and to finance its planned business operations.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

INVESTMENTS

     The Company has investments of less than 20% in associated companies that are accounted for under the equity method and are included in Investment in Joint Ventures on the Company's balance sheet at December 31, 2003. Investments in associated companies where the Company has a controlling interest are consolidated with the Company's operations unless otherwise disclosed.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates

LOSS PER SHARE

         Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt. There were no potential common shares outstanding as of December 31, 2003 and 2002.

EVALUATION OF LONG-LIVED ASSETS

         The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

DEPRECIATION AND AMORTIZATION

         Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

STOCK OPTION PLAN

         The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". APB No. 25 requires the use of intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No.123 "Accounting for Stock-Based Compensation-Transition and Disclosure".

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123) for stock options issued to employees.

         The Company is also authorized to make stock awards to its employees from the Plan. The Company has adopted the expense provisions of SFAS No. 123 in the issuance of stock awards. Stock awards are expensed at the time of issuance as the common stock issued has no restrictions to the employees. The Company issued stock awards to four employees totaling 358,000 shares from the Plan. The shares were issued at fair market value for past compensation due to the employees. The Company recorded compensation expense of $24,000 and is included in the Company's statement of operations for the year ended December 31, 2003.

STOCK-BASED COMPENSATION

         The Company issues shares of its common stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the years ended December 31, 2003 and 2002 the Company issued 950,000 and -0- common shares, respectively, and recorded compensation expense of $244,594 and $-0-, respectively, in connection with the issuance of these shares.

INCOME TAXES

         The Company accounts for income taxes using an asset and liability approach under which deferred taxes are recognized by applying enacted tax rates applicable to future years to the differences between financial statement carrying amounts and the tax basis of reported assets and liabilities. The principal item giving rise to deferred taxes are future tax benefits of certain net operating loss carryforwards.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         For financial instruments including cash, accounts payable, accrued expenses, and convertible debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

NEW FINANCIAL ACCOUNTING STANDARDS

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement did not have a material effect on the Company's results of operations or financial position.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that this statement did not have a material impact on the Company's results of operations or financial position.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company's financial position.

         In December 2003, the FASB issued SFAS No. 132 (Revised) ("SFAS No. 132-R"), "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of revised SFAS No. 132-R did not have a material impact on the Company's historical disclosure.

2.       PROPERTY AND EQUIPMENT

     Property and equipment consists of:


                                                 December 31,
                                                    2003
                                                    ----

                     Equipment                     $   985
                     Leasehold improvements          7,807
                     Deposit on land                25,200
                                                   -------
                                                    33,992

                     Less accumulated
                       depreciation                  1,759
                                                   -------
                                                   $32,233
                                                   =======


         Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $1,759 and $-0-, respectively.

3.       DUE FROM CEVA INTERNATIONAL INC.

         On June 17, 2003, the Company and Dr. Louis Rose entered into an agreement whereby Dr. Rose assigned all of his rights, title and interest in a promissory note from CEVA International, Inc. ("CEVA") in the amount of $250,000 to the Company in exchange for an aggregate of 800,000 shares of the Company's common stock. The note was guaranteed by Gary Robinson, formerly the Company's largest shareholder. CEVA did not pay the note and the Company exercised its right against the guarantor by reducing the amount owed on the revolving line of credit with Gary Robinson in the amount of $250,000. See Note 6 of Notes to Consolidated Financial Statements.

4.       INVESTMENT IN JOINT VENTURES

a) In December 2003, the Company formed a joint venture project to develop government sponsored, Section 124, low income housing in the commonwealth of Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners, LP, that holds the majority share of Delta Developers Corp, a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under
         Section 124. The operations of the joint venture have been consolidated with the Company for the year ended December 31, 2003.

         From January 12, 2004 through March 26, 2004, Neil Berman, an investor, purchased a 25% interest in Delta Development Partners, LP for $148,000.

b) On March 18, 2003, the Company entered into a letter of intent with Hi-Tech Consulting and Construction, Inc. ("Hi-Tech") to form a joint venture to provide environmental technology services primarily to markets in the Middle East and Africa. The joint venture company, named Delta-Envirotech, Inc., is based in Virginia and focuses on participating in foreign government sponsored pollution remediation projects. The joint venture agreement was concluded May 15, 2003 and Delta-Envirotech, Inc., a Delaware corporation, was formed. As of December 31, 2003 the Company expensed $35,000 that was advanced to the joint venture and is included in the Company's statement of operations for the year ended December 31, 2003. The operations for the joint venture for 2003 were minimal and have not been consolidated with the Company's financial statements. In 2004, the Company was unable to make payments due per the agreement but Hi-Tech has indefinitely extended the date of the payments. On January 14, 2004, Delta and Hi-Tech agreed to each sell 75 shares of the joint venture to Ali Razmara, representing a ten (10%) percent interest, for $2.

         On January 22, 2004, the Company announced the conclusion of a strategic alliance agreement between Delta-Envirotech, Inc. and ZAFF International, Ltd., an advanced technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to soil and water reclamation requirements in the Middle East.

c) On May 1, 2003, the Company entered into a joint venture in Romania, forming a new Company, Delta TP Mediu, SRL. The joint venture, of which the Company owns 10%, was organized to primarily pursue the sourcing, treatment and processing of hydrocarbon based and other industrial residuals and, where possible, to create alternative fuels and raw materials for industrial use primarily in Romania. The Company invested $33,800 in the joint venture, consisting of $15,100 in cash, the issuance of 50,000 shares of the Company's common stock valued at $7,500 and a cash obligation of $11,200 to the joint venture which is included in Due to related party on the Company's balance sheet at December 31, 2003.

d) On February 28, 2003, the Company entered into a letter of Intent with CEVA International, Inc., a company whose primary business is to provide environmental services and technologies to public and private entities in Central and Eastern Europe. After the period within which the companies had agreed to cooperate with each other in the performance of due diligence investigations aimed at the opportunity to purchase certain assets, licenses and/or permits, the Company decided not to pursue this opportunity. As stipulated in the Letter of Intent, the Company exercised the option to terminate the activities.

e) On April 25, 2003, the Company entered into a letter of intent with Ms. Jamie Burrows and Burrows Consulting, Inc., a Texas based corporation (collectively referred to as "Burrows") to form a joint venture company to be known as Delta Specialty Services based in Houston, Texas and was to engage in providing waste remediation technologies and services on a project basis to the United States Government, foreign governments and their respective departments, agencies, political sub-divisions as well as to private entities around the world. The funding commitments were not accomplished on the established timetable and the joint venture has not commenced operations. The Company expensed $75,000 that had been advanced to the joint venture and is included in the Company's statement of operations for the year ended December 31, 2003.

5.       ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                               December 31,
                                                   2003
                                               ------------
                      Professional fees          $ 20,000
                      Consulting fees              61,500
                      Interest expense             10,598
                      Payroll expense             158,224
                      Payroll tax expense          14,964
                                                 --------

                                                 $265,286
                                                 ========



6.       LOAN FROM FORMER OFFICER

During 2003, the Company entered into a revolving credit agreement with Gary Robinson ("Robinson"), the former Chairman and Chief Executive Officer of the Company, in the amount of $300,000. The credit agreement bears interest at the prime rate (4% at December 31, 2003). Robinson advanced the Company $515,383 and the Company repaid Robinson $109,015 during 2003.

Robinson was a guarantor on note receivable due the Company from CEVA. See Note 3 of Notes to Consolidated Financial Statements. CEVA did not pay the note and the Company exercised its right by reducing the amount owed on the revolving line of credit with Robinson in the amount of $250,000.

In March, 2003 the Company entered into a consulting agreement with M.U.R.G. and advanced M.U.R.G. $100,000 against future compensation in the form of a promissory note. The project did not go forward and on June 16, 2003, Robinson agreed to assume the promissory note from M.U.R.G. and reduce the amount due him.

The amount due Robinson at December 31, 2003 was $56,364. The Company recorded interest expense of $7,968 for the year ended December 31, 2003 and $7,968 for the period November 17, 1999 (date of formation) through December 31, 2003.

7.    LOANS TO RELATED PARTIES

a) On January 7, 2003, the Company borrowed $15,000 from Michael Pisani ("Pisani") (a stockholder) of the Company. Pisani received 50,000 common shares of the Company's common stock which represented the payment of interest accruing on the unpaid principal balance through January 27, 2003, the maturity date. The Company recorded interest expense of $15,000 in 2003 for the issuance of the shares.

      The Company did not pay the outstanding balance on the maturity date and was required to pay monthly interest of one (1%) percent to Pisani. On April 7, 2003, the Company repaid Pisani $5,000 against the outstanding balance. The balance due Pisani at December 31, 2003 was $10,000. In May 2003, the note was amended. Subsequently, a dispute arose between the parties about the validity of the amendment.

      In March 2004, the Company repaid the principal and interest due under the terms of the amended note. Pisani, through counsel, has informed the Company that, by accepting repayment, he does not prejudice his position regarding the validity of the original note. The Company is attempting to resolve this dispute. If the matter can not be resolved and Pisani prevails in a legal action against the Company, Pisani may be entitled to, in addition to the principal amount and interest, an amount of the Company's common stock that could be substantial.

      The Company recorded interest expense of $1,500 for the year ended December 31, 2003 and $1,500 for the period November 17, 1999 (date of formation) through December 31, 2003.

b. On May 15, 2003, the Company borrowed $12,000 from Michael Fasci ("Fasci") a stockholder of the Company. Fasci received 50,000 common shares of the Company's common stock which represented the payment of interest through May 26, 2003, the maturity date. The Company recorded interest expense of $13,750 in connection with the issuance of the shares.

      The Company did not pay the outstanding balance on the maturity date and the amount of $12,000 was due as of December 31, 2003. In accordance with the agreement the Company must pay monthly interest of one (1%) to Fasci. The Company recorded interest expense in the amount of $840 and $840 for the year ended December 31, 2003, and November 17, 1999 (date of formation) through December 31, 2003. On February 27, 2004 the Company issued 140,000 common shares in repayment of the loan plus interest and penalty amounting to $18,705.

c. On October 17, 2003 the Company borrowed $60,000 from Mitchell Rosenthal, a shareholder of the Company, with interest at six (6%) percent per annum. The note was repaid in December 2003. The Company recorded interest expense of $156 for the year ended December 31, 2003 and for the period November 17, 1999 (date of formation) through December 31, 2003.

d. On December 30, 2003 the Company borrowed $50,000 from Edward Tuccio, a shareholder of the Company. The note is due December 29, 2004, interest at 6 (6%) per annum. No interest expense was recorded for the year ended December 31, 2003.

e. On December 11, 2003 the Company borrowed $50,000 from Neil Jones, a shareholder of the Company. The note is due December 16, 2004 with interest at six (6%) per annum. The Company recorded interest expense of $132 for the year ended December 31, 2003 and for the period November 17, 1999 (date of formation) through December 31, 2003.

8.       STOCKHOLDER'S DEFICIENCY

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

e. On January 12, 2003, the Company entered into an agreement with Ken Martin, the Company's former controlling shareholder, to compensate him for past services rendered to the Company in the amount of $12,454, all of which was accrued at December 31, 2002. The Company issued 30,000 shares of the Company's common stock on Form S-8 registration statement in full payment of the Company's debt.

f. On February 4, 2003, the Company and J. Dapray Muir, Esq. ( the Company's previous attorney) entered into an agreement to compensate him for past services rendered to the Company in the amount of $34,669, all of which was accrued at December 31, 2002. The Company issued 50,000 shares of the Company's common stock on a Form S-8 registration statement in full payment of the Company's debt.

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

j. On April 29, 2003, the Company and Jerry Kindrachuk, an executive of the Company, entered into an agreement to compensate him in recognition of his commitment for services in the amount of $22,500. The Company issued 100,000 shares of the Company stock in full payment of this debt.

k. On April 29, 2003 the Company and Steven L. Gray, entered into an agreement to compensate him for past services rendered to the Company in the amount of $50,000. The Company issued 100,000 shares of the Company stock in full payment of this debt.

l. On April 29, 2003, the Company and Kevin Forcier, entered into an agreement to compensate him for past services rendered to the Company in the amount of $10,000. The Company issued 20,000 shares of the Company stock in full payment of this debt.

m. On April 29, 2003, the Company and T&T Trading of Zurich, Switzerland, entered into an agreement to compensate them for past services rendered in the amount of $50,000. The Company issued 240,000 shares of the Company stock in full payment of this debt.

n. On June 30, and July 23, 2003, the Company and Michael Kahn, entered into an agreements to compensate him for past services rendered to the Company in the amount of $15,000 and $15,000 respectively. The Company issued 74,000 shares of the Company stock in full payment of this debt.

o. On June 30 and July 23, 2003, the Company and Jeffrey Miller, entered into an agreements to compensate him for past services rendered to the Company in the amount of $1,500 and $1,500, respectively. The Company issued 6,000 shares of the Company stock in full payment of this debt.

p. On July 1, 2003, the Company entered into an agreement with Gary Robinson, a stockholder, former CEO and former chairman, to compensate him for past services rendered to the Company in the amount of $93,625, the fair value of the services. The Company issued 280,000 shares of the Company's common stock on Form S-8 registration statement in full payment of the Company's debt.

q. On August 8, 2003 the Company and Joseph Tomasek entered into an agreement to compensate him past services rendered in the amount of $40,000. The Company issued 200,000 shares of the Company stock in full payment of this debt.

r. On August 8, 2003, the Company and Mr. Hallam entered into an agreement to sell 100,000 shares of the Company's common stock for $50,000.

s. On August 11, 2003, the Company and Joy Miller entered into an agreement for compensation of services to the Company in the amount of $43,750. The Company issued 100,000 shares of the Company stock in full payment of this debt.

t. On August 22, 2003, the Company and Michael Kahn entered into an agreement to sell 250,000 shares of the Company common stock for $50,000.

u. On November 15, 2003, the Company and Neil Berman entered into an agreement to sell 100,000 shares of the Company common stock for $12,500.

      On November 15 and December 15, 2003 the Company and Neil Berman entered into consulting agreements for compensation and consulting for $8,500 and $850 respectively. The Company issued 100,000 and 10,000 shares respectively in full payment of this debt.

v. On November 21, 2003, the Company and Nela Pavaliou and Business Center International entered into an agreement for compensation of services in the $1,750 for each. The Company issued 100,000 shares of the Company common stock in full payment of this debt.

w. On February 24, 2003, the Board of Directors effected a forward stock split of five for one. All references to common stock after that date reflect the forward stock split.

9.       INCOME TAXES

         At December 31, 2003, the Company has net operating loss carryforwards of approximately $1,789,400 for financial reporting and for tax purposes, which expire in various years through 2004. The difference between financial and tax purposes results from temporary differences caused by capitalization of start-up expenditures as required by Internal Revenue Code Section 195.

         The utilization of the net loss carryforward may be limited as a result of cumulative changes in the Company's stock ownership.

         Deferred income taxes reflect the impact of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforwards, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset. The deferred income tax asset is comprised of the following at December 31, 2003 and 2002:


                                                    December 31,
                                               2003              2002
                                               ----              ----
       Gross deferred tax asset             $ 608,000         $ 184,000
        resulting from net operating
        loss carryforward
       Valuation allowance                   (608,000)         (184,000)
                                            ---------         ---------
       Net deferred income tax asset        $      --         $      --
                                            =========         =========


         The reconciliation of the effective income tax rate to the federal statutory rate is as follows:


                                            For the Year Ended
                                                December 31,
                                         2003               2002
                                         ----               ----

Federal income tax rate                    34%                 34%

Valuation allowance on net
 operating loss carryforward              (34)%               (34)%
                                        -----               -----

Effective income tax rate                  --%                 --%
                                        =====               =====


10.      STOCK OPTION PLAN

In December 2001, the Company's Board of Directors approved the 2001 Employee Stock Option Plan (the "Plan"). The Plan authorizes the Board of Directors to grant, over a ten year period, options to purchase up to 2,000,000 shares of the Company's common stock. On February 1, 2003, the Company registered the 2,000,000 shares. The purchase price per share may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options granted under the Plan maybe in the form of incentive stock options or non-qualified stock options which do not meet the criteria for incentive stock options under Section 122 of the Internal Revenue Code. Compensation expense, representing the difference between the exercise price and the fair market price at the date of grant, is recognized in the year of grant. No options were granted for the years ended December 31, 2003 and 2002.

The term of each option cannot be more than 10 years from the date of grant, and options can be exercised only during the participant's employment with the Company. The options vest immediately on the date of grant.

On December 1, 2003, the Plan was amended to give the Board of Directors the power to issue a restricted stock award to an employee representing shares of common stock that are issued subject to such restrictions on transfer and other incidents of ownership and such forfeiture conditions as the Board may determine ("Restricted Shares"). In connection with issuance of any Restricted Shares, the Board may (but shall not be obligated to) require the payment of a specified purchase price (which price may be less than Fair Market Value as defined in the Plan).

The Plan also authorizes the Board of Directors to grant and issue stock awards to employees of the Company. The Board of Directors may (but shall not be obligated to) require the stock award to be at a specified price (which price may be less than fair market value). On December 11, 2003, the Board of Directors granted and issued 358,000 shares as stock awards to four employees for past compensation. The stock award totaled $24,000 (issued at $.067 per share), the market price of the Company's common stock at the date of grant and issuance. The compensation expense is included in the Company's statement of operations for the year ending December 31, 2003.

A summary of the status of the Company's options and stock awards under the Plan as of December 31, 2003, and changes during the year then ended, is presented below:


                                                       2003
                                        ---------------------------------
                                                             Weighted-
                                                              Average
                                                              Exercise
                                             Shares            Price
                                        ----------------    -------------
Options out-
          standing, begin-
          ning of year                           --         $       --
        Options granted                          --         $       --
        Options exercised                        --         $       --
        Stock awards granted                358,000         $    0.067
        Stock awards issued                (358,000)        $   (0.067)
        Options cancelled/expired                --         $       --
                                        ---------------
        Options out-
          standing, end
          of year                                --         $       --
                                        ===============
        Options price
          range at end
          of year
        Options price
          range for
          exercised
          shares                                 --
        Options available
          for grant at end
          of year                         1,642,000
        Weighted-
          average fair
          value of options
          granted during
          the year

9.       COMMITMENTS AND CONTINGENCIES

a.    Executive Employment Agreement

         Effective March 11, 2003, the Company entered into an employment agreement with Peter Russo for three years with a renewal option upon mutual agreement. The agreement compensates Mr. Russo $10,800 per month. Additionally, Mr. Russo will receive an incentive of 1.5% of adjusted net profits beginning with the year 2003 and each fiscal year thereafter during the term of this agreement, payable in stock. This agreement and Mr. Russo's employment may be terminated by the Company at its discretion at any time after the initial term, provided that the Mr. Russo be paid six months of his base compensation then in effect. Effective June 15, 2003, Mr. Russo was appointed president and chief executive officer and in recognition of his new responsibilities agreed to compensation of $15,000 per month effective July 1, 2003.

b.    License Agreements

(1) In April 2003, the Company entered into a License Agreement (the "License Agreement") with Joseph Friedman and Sons International, Inc. ("Friedman") for the territory of the Former Soviet Union. The License Agreement was predicated upon technologies that were assigned to Delta Mutual, Inc. under an agreement with the technology owner. Due to actions taken against the technology owner by its creditors during the latter part of 2003, it lost its ability to assign the technologies to the Company. Accordingly, the Company was unable to convey these rights to Friedman.

The Company and Friedman executed an Addendum to the License Agreement (the "Addendum") in April 2003 that Friedman shares of the Company's common stock and a seat on the Company's board of directors. The Company issued Friedman 288,368 shares of common stock representing a value of $40,000 in consideration of Friedman executing and delivering of the license agreement. In November 2003, Friedman made a claim for additional shares of stock, citing the antidilution language in the Addendum. Friedman also required that his nominee be appointed to the Board of Directors.

In light of the events that have effected the License Agreement, the Company notified Friedman on March 30, 2004, as provided in the License Agreement, terminating the License Agreement and the Addendum. The Company has taken the position that the termination of the License Agreement eliminates Friedman's right to a board seat.

In the event that Friedman and the Company are not able to resolve any dispute that may arise, Friedman may seek additional shares of the Company's common stock that could be substantial.

As of December 31, 2003, the Company expensed the $40,000 in connection with the terminated license agreement and the expense included in the Company's statement of operations.

(2) The Company and Delta Envirotech ("Licensee") entered into a license agreement permitting the licensee to utilize any and all technologies, licenses and permits acquired by the Company to develop environmental remediation projects. The license agreement included the Middle East, Africa, and the Far East. The current license agreement lapsed and a new license agreement is pending.

c.    Financing Agreement

      On July 8, 2003, the Company entered into an agreement with Rolan Jansen and Ivano Angelastri ("J&A") to introduce and arrange equity debt or other financing agreements with strategic partners, for the Company, or its affiliates for a finders fee of 6.0% to Rolan Jansen and 2.0% to Ivano Angelastri of the gross proceeds of the equity financing. For the year ended December 31, 2003, no financing was introduced to the Company in connection with this agreement.

d.    Investor Relations Agreement

      On November 6, 2001 the Company entered into an agreement with Direct Development Group, LLC ("Direct") for a period of four months, as its investor relations and strategic communication consultant. Direct received a fee of $8,000 for each of the years ended December 31, 2002 and 2001.

e.    Leases

      The Company entered in to a lease March 1, 2003 for a business office space. The lease will require the Company to pay certain executory costs (such as insurance and maintenance).

      Future minimum lease payments for the operating lease is as follows:


                          Years Ending
                          December 31
                          -----------
                              2004        $ 7,800
                              2005          7,800
                              2006          1,300
                              2007             --
                                          -------
                                           16,900
                                          =======


      The rent expense for 2003 was $6,662. There was no rent expense for the year ended December 31, 2002.

10.   Subsequent Events

In January and February 2004, the Company sold 1,100,000 shares of restricted common stock for $137,500, valued at $.13 per share, which was below the fair market value at the time of issuance.