Form 10-Q
period 2004-03-31
DELTA MUTUAL INC
filed 2004-05-19
CIK 1112985

--------------------------------------------------------------------------------

                                DELTA MUTUAL INC

                                 Filing Type: 10-Q

                                 Description: N/A

                                 Filing Date: 05/15/04

                                      Ticker: DLTM
                                       Cusip: 247734
                                       State: PA

                                     Country: US

                                 Primary SIC: 7375

                            Primary Exchange: OTH

                     Billing Cross Reference:
                                Date Printed: 05/19/04


--------------------------------------------------------------------------------
                          Provided by Thomson Financial

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

              To jump to section, click on hypertexted page number

                                 Filing Sections

Document.....................................................................
Base.........................................................................
Cover Page...................................................................
Table of Contents............................................................
Part I.......................................................................
Financial Statement Item.....................................................
Financial Statements.........................................................
Balance Sheet................................................................
Income Statement.............................................................
Cashflow Statement...........................................................
Financial Footnotes..........................................................
Management Discussion........................................................
Part II......................................................................
Legal Proceedings............................................................
Changes in Securities........................................................
Defaults Upon Securities.....................................................
Submission to a Vote.........................................................
Other Information............................................................
Exhibits and Reports.........................................................
List of Exhibits.............................................................
Signatures...................................................................

                                    Exhibits

Exhibits.....................................................................
Exhibit Index................................................................
Additional Exhibits .........................................................
Additional Exhibits .........................................................


--------------------------------------------------------------------------------

                                  FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

                                       OR

{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


                 111 NORTH BRANCH STREET, SELLERSVILLE, PA 18960
                                 (215) 258-2800
             (Address and telephone number, including area code, of
                    registrant's principal executive office)


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

At May 16, 2004, there were 13,445,688 shares of Common Stock, $.0001 par value, outstanding.

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------

                              DELTA MUTUAL, INC.

                                      INDEX

                                                                            Page

Part I.     Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2004 (unaudited) and
            December 31, 2003                                                 2

            Statements of Operations for the Three Months Ended
            March 31, 2003 and 2002 (unaudited) and the
            Period November 17, 1999 (Date of Formation)
            through March 31, 2004                                            3

            Statements of Cash Flows for the Three Months Ended
            March 31, 2004 and 2003 (unaudited) and the Period
            November 17, 1999 (Date of Formation) through
            March 31, 2004                                                  4-5

            Notes to Financial Statements (unaudited)                      6-12

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           13-19

Item 14.    Controls and Procedures                                          19

Part II.    Other Information

Item 1.     Legal Proceedings                                                20

Item 2.     Changes in Securities                                            20

Item 3.     Defaults upon Senior Securities                                  20

Item 4.     Submission of Matters to a Vote of Security Holders              20

Item 5.     Other Information                                                20

Item 6.     Exhibits and Reports on Form 8-K                                 20

Signatures                                                                   21

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION

PART I. Financial Information

      Item 1. FINANCIAL STATEMENTS

      Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

      The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.


--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET



                       ASSETS
                                                                      March 31,
                                                                       2004
                                                                    -----------
                                                                    (Unaudited)
Current Assets:
      Cash                                                          $    36,521
      Loan receivable - former officer/stockholder                       51,221
      Prepaid expenses                                                      790
                                                                    -----------
            Total Current Assets                                         88,532

Fixed assets - net                                                       31,794
Investment in joint ventures                                             98,741
Capitalized construction costs                                          120,000
Other assets                                                              1,400
                                                                    -----------
                                                                        251,935
                                                                    -----------
           TOTAL ASSETS                                             $   340,467
                                                                    ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
      Accounts payable                                              $   219,415
      Accrued expenses                                                  183,233
      Notes payable related party                                       284,400
      Due to related party                                               11,200
                                                                    -----------
           Total Current Liabilities                                    698,248
                                                                    -----------
Minority interest in subsidiaries                                       142,984
                                                                    -----------
Commitments and Contingencies
Stockholders' Deficiency:
      Common stock $0.0001 par value - authorized
        20,000,000 shares; 11,775,688
        shares issued and outstanding                                     1,178
      Additional paid-in-capital                                      1,601,783
      Deficit accumulated during
        the development stage                                        (2,103,726)
                                                                    -----------
           Total Stockholders' Deficiency                              (500,765)
                                                                    -----------
           TOTAL LIABILITIES AND
             STOCKHOLDERS' DEFICIENCY                               $   340,467
                                                                    ===========


See Notes to Financial Statements

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                Period from
                                                                              November 17, 1999
                                           Three Months Ended March 31,      (Date of Formation)
                                         ------------        ------------         through
                                            2004                2003            March 31, 2004
                                         ------------        ------------        ------------
Revenue                                  $         --        $         --        $         --
                                         ------------        ------------        ------------

Costs and Expenses
      General and administrative
        expenses                              279,504             114,800           2,025,596
                                         ------------        ------------        ------------

      Net loss from operations               (279,504)           (114,800)         (2,025,596)
                                         ------------        ------------        ------------

      Interest expense                         (8,372)               (900)            (51,680)

      Minority interest                         8,609                  --               8,609

      Loss from joint ventures                (35,059)                 --             (35,059)
                                         ------------        ------------        ------------
                                              (34,822)               (900)            (78,130)
                                         ------------        ------------        ------------

      Net loss                           $   (314,326)       $   (115,700)       $ (2,103,726)
                                         ============        ============        ============

      Loss per common share -
        basic and diluted                $       0.03        $       0.02
                                         ============        ============

      Weighted average number of
        common shares outstanding-
        basic and diluted                  10,475,139           5,798,151
                                         ============        ============


See Notes to Financial Statements

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                Period
                                                                                           November 17, 1999
                                                          Three Months Ended March 31,    (Date of Formation)
                                                         ------------------------------         through
                                                            2004              2003           March 31, 2004
                                                         -----------        -----------        -----------
Cash  flows from operating activities:
      Net loss                                           $  (314,326)       $  (115,700)       $(2,103,726)
      Adjustment to reconcile net loss to
        net cash used in operating activities:
      Depreciation                                               439                 49              2,198
      Non cash compensation                                   77,000                 --            504,012
      Joint Ventures                                          35,059                 --             35,059
      Minority interest                                       (8,609)                --             (8,609)
      Bad debt                                                    --                 --             96,625
      Changes in operating assets
      and liabilities:                                       (70,635)            33,631            369,722
                                                         -----------        -----------        -----------
Net cash used in operating activities:                      (281,072)           (82,020)       $(1,104,719)
                                                         -----------        -----------        -----------

Cash flows from investing activities:
      Purchase of fixed assets                                    --               (985)           (33,992)
      Minority interest                                      148,000                 --            148,150
      Advances to joint ventures                            (100,000)                --           (215,100)
                                                         -----------        -----------        -----------
Net cash used in investing activities                         48,000               (985)          (100,942)
                                                         -----------        -----------        -----------

Cash flows from financing activities:
      Proceeds from sale of common stock                      37,500                 --            190,750
      Proceeds from loan                                          --                 --            540,744
      Repayment of loan                                           --                 --           (540,744)
      Proceeds from convertible debt                              --                 --            250,000
      Proceeds from former officer and stockholder           284,400            227,940            854,811
      Repayment for former officer and stockholder           (56,364)          (165,379)
      Note receivable                                             --           (100,000)                --
      Proceeds from related party                                 --             15,000            187,000
      Repayment to related parties                           (10,000)           (75,000)
                                                         -----------        -----------        -----------
      Net cash provided by
        financing activities                                 255,536            142,940          1,242,182
                                                         -----------        -----------        -----------

      Net increase in cash                                    22,464             59,935             36,521
      Cash - Beginning of period                              14,057              2,871                 --
                                                         -----------        -----------        -----------

      Cash - Ending of period                            $    36,521        $    62,806        $    36,521
                                                         ===========        ===========        ===========

See Notes to Financial Statements


--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Period
                                                                                            November 17, 1999
                                                             Three Months Ended March 31,   (Date of Formation)
                                                              --------------------------          through
                                                                 2004           2003           March 31, 2004
                                                              -----------    -----------        -----------
Non-cash financing activities:
Issuance of common stock for
  promissory note                                              $      --        $      --        $ 458,630
                                                               =========        =========        =========
Offset of note receivable and
  convertible debt in connection
  with termination agreement                                   $      --        $      --        $ 253,638
                                                               =========        =========        =========
Issuance of common stock for debt                              $ 176,955        $  87,124        $ 591,452
                                                               =========        =========        =========
Offset of note receivable to
  liquidate loan to officer                                    $      --        $      --        $ 350,000
                                                               =========        =========        =========
Issuance of common stock for
  investment in unconsolidated subsidiary                      $      --        $      --        $   7,500
                                                               =========        =========        =========
Issuance of common stock in lieu
  of payment of accrued expenses                               $  64,952        $      --        $ 158,577
                                                               =========        =========        =========
 Forgiveness of debt to former
   shareholder                                                 $      --        $      --        $ 398,653
                                                               =========        =========        =========

Supplementary information:
  Cash paid during year for:
     Interest                                                  $      --        $      --        $      --
                                                               =========        =========        =========
     Income taxes                                              $      --        $      --        $      --
                                                               =========        =========        =========

Changes in operating assets and liabilities consists of:
  (Increase) in loan receivable                                $ (51,221)       $      --        $ (51,221)
  Decrease in prepaid expenses                                     3,172               --             (790)
  (Increase) decrease in other assets                           (120,750)            (650)        (121,400)
  Increase in accounts payable
     and accrued expenses                                         98,164           34,281          543,133
                                                               ---------        ---------        ---------
                                                               $ (70,635)       $  33,631        $ 369,722
                                                               =========        =========        =========

See Notes to Financial Statements

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------

                               DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated balance sheet as of March 31, 2004, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Delta Mutual, Inc. (the "Company" or "Delta") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company's financial statements for the period ended March 31, 2004 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations. At March 31, 2004 operations had not yet commenced and no revenue has been derived; accordingly the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operations.

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

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


      From inception through March 31, 2004, the Company raised a limited amount of capital through the sale of common stock: during the period from inception through December 31, 2001, it raised $10,750 through such private placements, and raised $30,000 in December, 2002, raised $112,500 in 2003 and $37,500 in quarter ending March, 2004 through investments. These funds were not sufficient to capitalize any of the Company's business plans.

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

      CHANGE OF CONTROL

      In November, 2002, Kelcon, Inc. sold its 450,000 Company common shares to Mr. Gary T. Robinson, a New York businessman, for $275,000 in a private transaction. This transaction represented a "Change in Control" for the Company. As part of this transaction, on March 10, 2003, Kenneth A. Martin appointed Mr. Gary Robinson and Mr. Peter Russo to serve as members of the Board of Directors. On March 11, 2003 Mr. Robinson was appointed as Chief Executive Officer and Chairman of the Board of Directors, and Mr. Russo was appointed as President and Secretary. Thereafter, on March 11, 2003, Mr. Martin resigned as an officer and director of the Company. On June 11, 2003 Mr. Robinson resigned as Chief Executive Officer and Mr. Russo was appointed to that office. On November 28, 2003 Mr. Robinson resigned as a director.


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

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


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

      The Company is currently dependent on equity investments from private investors to pay its operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities/. In the event the Company is unable to obtain additional capital or funding it might be unable to pursue its business plans. Due to the fact that the Company has limited operations at this time, it is anticipated that is cash requirements will be limited, and that all necessary capital, to the extent required, will be provided by investors. The Company anticipates that it will be required to raise capital in the approximate amount of $1,800,000 in the next 12 months in order to fund its limited operations and to finance its planned business operations.

SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

      INVESTMENTS

      The Company has investments of 50% or less in associated companies that are accounted for under the equity method and are included in Investment in Joint Ventures on the Company's balance sheet at March 31, 2004. Investments in associated companies where the Company has a controlling interest are consolidated with the Company's operations unless otherwise disclosed.

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

      Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt. There were no potential common shares outstanding as of March 31, 2004 and 2003.

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


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

      The Company is also authorized to make stock awards to its employees from the Plan. The Company has adopted the expense provisions of SFAS No. 123 in the issuance of stock awards. Stock awards are expensed at the time of issuance as the common stock issued has no restrictions to the employees. The Company issued stock awards to five employees totaling 539,000 shares from the Plan during 2004. The shares were issued at fair market value for compensation due to the employees. The Company recorded compensation expense of $43,000 and is included in the Company's statement of operations for the three months ended March 31, 2004 and $79,000 as repayment of debt.

      STOCK-BASED COMPENSATION

      The Company issues shares of its common stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the three months ended March 31, 2004 and 2003 the Company issued 209,500 and -0- common shares, respectively, and recorded compensation expense of $43,000 and $-0-, respectively, in connection with the issuance of these shares.

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


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

2.    LOAN RECEIVABLE - FORMER OFFICER/SHAREHOLDER

      During 2003, the Company entered into a revolving credit agreement with Gary Robinson ("Robinson"), the former Chairman and Chief Executive Officer of the Company, in the amount of $300,000. The credit agreement bears interest at the prime rate. Robinson advanced the Company $515,383 and the Company repaid Robinson $109,015 through March 31, 2004.

      Robinson was a guarantor on a note receivable due the Company from CEVA International Inc. ("CEVA"). CEVA did not pay the note and the Company exercised its right by reducing the amount owed on the revolving line of credit with Robinson in the amount of $250,000.

      In March 2003, the Company entered into a consulting agreement with M.U.R.G. and advanced M.U.R.G. $100,000 against future compensation in the form of a promissory note. The project did not go forward and on June 16, 2003, Robinson agreed to assume the promissory note from M.U.R.G. and reduce the amount due him.

      On March 4, 2004, the Company paid $121,508 to David Green ("Green"), which constituted full and complete repayment of a $100,000 loan made by Green to Robinson. The loan was secured by a pledge of Delta Mutual, Inc. common stock. The Company offset the payment to Green against the amount due Robinson.

      After adjustments for expense reimbursements due Robinson and offsets as noted above, Robinson owed the Company $51,221 as of March 31, 2004.

      The Company recorded interest expense of $7,986 on the revolving line of credit for the period November 17, 1999 (date of formation) through March 31, 2004. No interest was recorded during the three months ended March 31, 2004.

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


3.    INVESTMENT IN JOINT VENTURES

a) In December 2003, the Company formed a joint venture project to develop government sponsored, Section 124, low income housing in the commonwealth of Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners, LP, that holds the majority share of Delta Developers Corp, a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The operations of the joint venture have been consolidated with the Company for the three months ended March 31, 2004.

      From January 12, 2004 through March 31, 2004, Neil Berman, an investor, purchased a 25% interest in Delta Development Partners, LP for $148,000.

b) On March 18, 2003, the Company entered into a letter of intent with Hi-Tech Consulting and Construction, Inc. ("Hi-Tech") to form a joint venture to provide environmental technology services primarily to markets in the Middle East and Africa. The joint venture company, named Delta-Envirotech, Inc., is based in Virginia and focuses on participating in foreign government sponsored pollution remediation projects. The joint venture agreement was concluded January 14, 2004 and Delta-Envirotech, Inc., a Delaware Corporation, was formed. As of December 31, 2003 the Company expensed $35,000 that was advanced to the Hi-Tech and is included in the Company's statement of operations for the year ended December 31, 2003. In 2004, the Company was unable to make payments due per the agreement but Hi-Tech has indefinitely extended the date of the payments. On January 14, 2004, Delta and Hi-Tech agreed to each sell 75 shares of the joint venture to Ali Razmara, representing a ten (10%) percent interest, for $2. The transaction does not take effect until July 14, 2004.

      On January 22, 2004, the Company announced the conclusion of a strategic alliance agreement between Delta-Envirotech, Inc. and ZAFF International, Ltd., an advanced technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to soil and water reclamation requirements in the Middle East.

      For the three months ended March 31, 2004, the Company recorded a loss of $35,059.

c) On May 1, 2003, the Company entered into a joint venture in Romania, forming a new Company, Delta TP Mediu, SRL. The joint venture, of which the Company owns 10%, was organized to primarily pursue the sourcing, treatment and processing of hydrocarbon based and other industrial residuals and, where possible, to create alternative fuels and raw materials for industrial use primarily in Romania. The Company invested $33,800 in the joint venture, consisting of $15,100 in cash, the issuance of 50,000 shares of the Company's common stock valued at $7,500 and a cash obligation of $11,200 to the joint venture which is included in Due to related party on the Company's balance sheet at March 31, 2004.

d) On April 25, 2003, the Company entered into a letter of intent with Ms. Jamie Burrows and Burrows Consulting, Inc., a Texas based corporation (collectively referred to as "Burrows") to form a joint venture company to be known as Delta Specialty Services based in Houston, Texas and was to engage in providing waste remediation technologies and services on a project basis to the United States Government, foreign governments and their respective departments, agencies, political sub-divisions as well as to private entities around the world. The funding commitments were not accomplished on the established timetable and the joint venture has not commenced operations. The Company expensed $75,000 that had been advanced to the joint venture and is included in the Company's statement of operations for the year ended December 31, 2003.

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


4.    ACCRUED EXPENSES

      Accrued expenses consist of the following:


                                                              March 31,
                                                                2004
                                                              --------

          Professional fees                                   $ 20,000
          Consulting fees                                          625
          Interest expense                                       1,088
          Payroll expense                                      144,847
          Payroll tax expense                                   16,673
                                                              --------
                                                              $183,233
                                                              ========

5.    LOANS TO RELATED PARTIES

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

      The Company recorded interest expense of $1,599 for the three months ended March 31, 2004 and $3,199 for the period November 17, 1999 (date of formation) through March 31, 2004.

b. On May 15, 2003, the Company borrowed $12,000 from Michael Fasci ("Fasci") a stockholder of the Company. Fasci received 50,000 common shares of the Company's common stock which represented the payment of interest through May 26, 2003, the maturity date. The Company recorded interest expense of $13,750 in connection with the issuance of the shares.

      The Company did not pay the outstanding balance on the maturity date and the amount of $12,000 was due as of December 31, 2003. In accordance with the agreement the Company must pay monthly interest of one (1%) to Fasci. The Company recorded interest expense in the amount of $240 and $1,080 for the three months ended March 31, 2004, and November 17, 1999 (date of formation) through March 31, 2004. On February 27, 2004 the Company issued 140,000 common shares in repayment of the loan plus interest and penalty amounting to $18,705.

c. On December 30, 2003, the Company borrowed $50,000 from Edward Tuccio, a shareholder of the Company. The note is due December 29, 2004, interest at 6 (6%) per annum. On February 11, 2004, the Company issued Tuccio 400,000 common shares of the Company's common stock which represented the full payment of this loan plus interest amounting to $168, which is included in the statement of operations for the three months ended March 31, 2004 and for the period November 17, 1999 (date of formation) through March 31, 2004.

--------------------------------------------------------------------------------
                                    Page 12

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


d. On December 11, 2003, the Company borrowed $50,000 from Neil Jones, a shareholder of the Company. The note was due December 16, 2004 with interest at six (6%) per annum. On January 24, 2004, the Company issued Jones 400,000 common shares of the Company's common stock which represented the full payment of this loan plus interest. The Company recorded interest expense of $63 and $195 for the three months ended March 31, 2004 and for the period November 17, 1999 (date of formation) through March 31, 2004, respectively.

e. The Company borrowed $284,000 from Neil Berman and Ivano Angelastri, shareholders of the Company, on various dates during the period ending March 31, 2004. The loan bears interest at four (4%) per annum. The Company recorded interest expense of $1,088 for the three months ended March 31, 2004 and for the period November 17, 1999 (date of formation) through March 31, 2004.

6.    MINORITY INTERESTS

      Minority interests primarily consists of a twenty-five (25%) percent ownership interest in Delta Development Partners, L.P. and a fifteen (15%) percent ownership interest in Delta Developers Corp. The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the three months ended March 31, 2004. The amount on the Company's balance sheet represents the minority interests as of March 31, 2004.

7.    STOCKHOLDER'S DEFICIENCY

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

f. On February 4, 2003, the Company and J. Dapray Muir, Esq. (the Company's previous attorney) entered into an agreement to compensate him for past services rendered to the Company in the amount of $34,669, all of which was accrued at December 31, 2002. The Company issued 50,000 shares of the Company's common stock on a Form S-8 registration statement in full payment of the Company's debt.

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

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


i. On February 24, 2003, the Board of Directors effected a forward stock split of five for one. All references to common stock after that date reflect the forward stock split.

j. On April 29, 2003, the Company and Peter Russo, the President of the Company, entered into an agreement to compensate him in recognition of his commitment for services in the amount of $22,500. The Company issued 100,000 shares of the Company stock in full payment of this debt.

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

o. On June 30, and July 23, 2003, the Company and Michael Kahn, entered into an agreements to compensate him for past services rendered to the Company in the amount of $16,500 and $16,500 respectively. The Company issued 80,000 shares of the Company stock in full payment of this debt.

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

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


w. On January 14, 2004, the Company and David Razmara, entered into an agreement to compensate him for past services rendered to the Company in the amount of $4,125,all of which was accrued at December 31, 2003. The Company issued 50,000 shares of the Company's common stock in full payment of this debt.

x. In February 2004, the Company sold 300,000 shares of restricted common stock for $37,500, valued at $.13 per share, fair market value at the time of issuance.

y. The Company and Citrus Land entered into an agreement for services rendered to the Company in the amount of $25,000. In February 2004, the Company issued 355,000 shares of the Company common stock in connection with these agreements.

z. The Company and Kenneth Martin entered into an agreement to compensate him for past services in the amount of $50,000, all of which was accrued at December 31, 2003. In March 2004, the Company issued 200,000 shares of the Company's common stock in full payment of this debt.

8.    COMMITMENTS AND CONTINGENCIES

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

      The Company and Friedman executed an Addendum to the License Agreement (the "Addendum") in April 2003 that granted Friedman shares of the Company's common stock and a seat on the Company's board of directors. The Company issued Friedman 288,368 shares of common stock representing a value of $40,000 in consideration of Friedman executing and delivering of the license agreement. In November 2003, Friedman made a claim for additional shares of stock, citing the antidilution language in the Addendum. Friedman also required that his nominee be appointed to the Board of Directors.

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

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


c.    FINANCING AGREEMENT

      On July 8, 2003, the Company entered into an agreement with Rolan Jansen and Ivano Angelastri ("J&A") to introduce and arrange equity debt or other financing agreements with strategic partners, for the Company, or its affiliates for a finders fee of 6.0% to Rolan Jansen and 2.0% to Ivano Angelastri of the gross proceeds of the equity financing. For the three months ended March 31, 2004, no financing was introduced to the Company in connection with this agreement.

9.    NEW FINANCIAL ACCOUNTING STANDARDS

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

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


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

FIRST QUARTER

The Note 1 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenue with which to cover our expenses. We will have to raise capital through the placement of our securities in order to remain viable. We are continuing to incur management and administrative costs, professional fees and other expenses. If we are unable to raise capital we will be unable to fund our plan of operations. Because we will continue to incur net losses, we may have to cease operations entirely. This factor, among others, raises substantial doubt about our ability to continue as a going concern.

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

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


2004 COMPARED TO 2003

The net loss increased from approximately $116,000 for the three months ended March 31, 2003 to approximately $314,000 for the three months ended March 31, 2004.

The items of significant increase (or decrease) in the three months ended March 31, 2004 over the comparable period of the prior year were an increase in general and administrative expense from approximately $115,000 in 2003 to approximately $280,000 for the three months ended March 31, 2004, an increase in interest expense from approximately $900 in 2003 to approximately $8,400 for the three months ended March 31, 2004, and a loss from joint venture activities of approximately $35,000 for the three month ended March 31, 2004.

PLAN OF OPERATION

Since the three months ended March 31, 2003, new Company management has embarked upon a new mission and strategic direction, by establishing joint venture subsidiaries and a limited partnership, primarily to establish business operations focused on providing construction and environmental technologies and services in Puerto Rico, the Middle East, Africa and the Far East.

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

At December 31, 2003, we had a working capital deficit of $623,423, and at March 31, 2004 we had a working deficit of $609,716, as compared with a working capital deficit of $265,646 at March 31, 2003. The increase in our working capital deficit is a result of the net loss incurred during the year ended December 31, 2003. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

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

In the three months ended March 31, 2004, we raised $37,500 of equity capital.

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


ASSETS

At December 31, 2003, we had total assets of $84,702, and at March 31, 2004, we had total assets of $340,467, as compared to total assets of $164,392 at March 31, 2003. The increase in assets as of March 31, 2004, was due to a $98,741 investment in a joint venture subsidiary and $120,000 of capitalized construction costs.

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

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------

Item 4. Controls and Procedures

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


--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company, however, the two claims discussed below are currently under negotiation.

Joseph Friedman and Sons International, Inc.

In April 2003, the Company entered into a License Agreement (the "License Agreement") with Joseph Friedman and Sons International, Inc. ("Friedman") for territory of the Former Soviet Union. The License Agreement was predicated upon technologies that were assigned to Delta Mutual, Inc. under an agreement with the technology owner. Due to actions taken against the technology owner by its creditors during the latter part of 2003, it lost its ability to assign the technologies to the Company and its agreement with the Company was terminated. Accordingly, the Company was unable to convey these rights to Friedman.

The Company and Friedman executed an Addendum to the License Agreement (the "Addendum") in April 2003 that granted Friedman shares of the Company's common stock and a seat on the Company's board of directors. The Company issued Friedman 288,368 shares of common stock in consideration of Friedman executing the License Agreement. In October 2003, Friedman made a claim for additional shares of stock, citing the antidilution language in the Addendum, and requested that its nominee be appointed to the Company's board of directors.

In light of the events that have effected the License Agreement, the Company notified Friedman on March 30, 2004 that it considers the License Agreement terminated and that the termination of the License Agreement eliminates Friedman's right to a seat on the Company's board of directors.

In the event that Friedman and the Company are not able to resolve any dispute that may arise, Friedman may seek additional shares of the Company's common stock that could be substantial.

B.    Michael Pisani

On January 7, 2003, the Company borrowed $15,000 from B. Michael Pisani ("Pisani"), a stockholder of the Company, which was payable with interest on January 27, 2003. The promissory note provided for the issuance of shares of common stock to Pisani for each month that amounts due and owing were not paid by the Company. The Company did not pay the outstanding balance on the maturity date. In April 2003, the Company repaid $5,000 of the outstanding balance.

In May 2003, the promissory note was amended to eliminate the requirement of additional shares and subsequently a dispute arose about the validity of the amendment.

On March 24, 2004, the Company repaid the principal and interest due under the terms of the amended note. Pisani, through counsel, informed the Company that, by accepting repayment, he does not prejudice his position regarding the validity of the original note.

The Company is attempting to resolve this dispute. If Pisani prevails in a legal action against the Company, he may be entitled to, in additional to the principal amount and interest, an amount of the Company's common stock that could be substantial.


--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------


ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)   Sales of Unregistered Securities

                                                                                     PRINCIPAL           TOTAL OFFERING
      DATE                       TITLE AND AMOUNT                  PURCHASER       UNDERWRITER    PRICE/UNDERWRITING DISCOUNTS
      ----                       ----------------                  ---------       -----------    ----------------------------
January 14, 2004          50,000 shares of common stock         Consultant              NA               $.0825 per share/NA
January 24, 2004          400,000   shares of common stock      Private Investor        NA               $.125 per share/NA
February 11, 2004         400,000 shares of common stock        Private Investor        NA               $.125 per share/NA
February 18, 2004         200,000 shares of common stock        Private Investor        NA               $.125 per share/NA
February 25, 2004         155,000 shares of common stock        Private Investor        NA               $.1613 per share/NA
February 25, 2004         200,000 shares of common stock        Private Investor        NA               $.10 per share/NA
February 26, 2004         100,000 shares of common stock        Private Investor        NA               $.125 per share/NA
February 27, 2004         140,000 shares of common stock        Private Investor        NA               $.1364 per share/NA
March 2, 2004             200,000 shares of common stock        Consultant              NA               $.25 per share/NA
March 31, 2004            30,000 shares of common stock         Consultant              NA               $.30 per share/NA
March 31, 2004            50,000 shares of common stock         Consultant              NA               $.0825 per share/NA


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

10.18 Consulting Agreement, dated as of March 21, 2004, between Delta Mutual, Inc. and Clark Street Capital.

10.19 Consulting Services Agreement, dated as of April 16, 2004, between Delta Mutual, Inc. and Basic Investors, Inc.

10.20 Memorandum of Understanding, dated as of March 17, 2004, by and between Delta-Envirotech, Inc., PT Faryan Nusantara and Crescent Aeronautical Technology.

31.1     Certification of Chief Executive Officer Pursuant to Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

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


--------------------------------------------------------------------------------
                                    Page 23

DELTA MUTUAL INC - 10-Q                                    Filing Date: 05/19/04
--------------------------------------------------------------------------------

(b)   Reports on Form 8-K

During the quarter ended March 31, 2004, the Company filed four Current Reports on Form 8-K with the Securities and Exchange Commission on January 9, two reports on January 20, and on January 22, respectively.



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


                                          DELTA MUTUAL, INC.


                                          BY: /s/ Peter F. Russo
                                                  Peter F. Russo
                                                  President and Chief
                                                  Executive Officer


Dated: May 19, 2004


                                  EXHIBIT INDEX

10.18 Consulting Agreement, dated as of March 21, 2004, between Delta Mutual, Inc. and Clark Street Capital.

10.19 Conslting Services Agreement, dated as of April 16, 2004 between Delta Mutual, Inc. and Basic Investors, Inc.

10.20 Memorandum of Understanding, dated as of March 17, 2004, by and between Delta-Envirotech, Inc., PT Faryan Nusantara and Crescent Aeronautical Technology.

31.1     Certification of Chief Executive Officer Pursuant to Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

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


--------------------------------------------------------------------------------