Form 10QSB
period 2004-06-30
DELTA MUTUAL INC
filed 2004-08-12
CIK 1112985

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

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

YES  X  NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 9, 2004, there were 13,590,688 shares of Common Stock, $.0001 par value, outstanding.

                               DELTA MUTUAL, INC.

                                      INDEX

                                                                            Page

Part I  Financial Information

Item 1  Financial Statements

Balance Sheets as of June 30, 2004 (unaudited)                                 2

Statements of Operations for the Six Months Ended
  June 30, 2004 and 2003 (unaudited) and the Period November 17, 1999
  (Date of Formation) through June 30, 2004                                    3

Statements of Cash Flows for the Six Months Ended June 30, 2004 and
  2003 (unaudited) and the Period November 17, 1999 (Date of Formation)
  through June 30, 2004                                                   4 - 5

Notes to Financial Statements (unaudited)                                 6 - 12

Item 2  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                              13 - 19

Item 14 Controls and Procedures                                               19

Part II Other Information

Item 1  Legal Proceedings                                                     20

Item 2  Changes in Securities                                                 20

Item 3  Defaults upon Senior Securities                                       20

Item 4  Submission of Matters to a Vote of Security Holders                   20

Item 5  Other Information                                                     20

Item 6  Exhibits and Reports on Form 8-K                                      20

Signatures                                                                    21


                                     Page ii

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

      The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  June 30
                                                              -----------------
                                                                    2004
                                                              -----------------
                                                                (Unaudited)
Current Assets:
   Cash                                                             $    18,013
   Loan receivable - former officer/stockholder                          51,221
   Prepaid expenses                                                          40
                                                                    -----------
         Total Current Assets                                            69,274

Fixed assets - net                                                       31,354
Investment in joint ventures                                            169,861
Capitalized construction costs                                          120,000
Other assets                                                              1,400
                                                                    -----------
                                                                        322,615
                                                                    -----------

        TOTAL ASSETS                                                $   391,889
                                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable                                                 $   186,451
   Accrued expenses                                                     228,970
   Notes payable related party                                          363,900
   Due to related party                                                 110,577
                                                                    -----------
        Total Current Liabilities                                       889,898
                                                                    -----------

Minority interest in subsidiaries                                       131,540
                                                                    -----------

Commitments and Contingencies

Stockholders' Deficiency:
   Common stock $0.0001 par value - authorized
     20,000,000 shares; 13,590,688
     shares issued and outstanding                                        1,359
   Additional paid-in-capital                                         1,825,997
   Deficit accumulated during
     the development stage                                           (2,456,905)
                                                                    -----------
        Total Stockholders' Deficiency                                 (629,549)
                                                                    -----------

        TOTAL LIABILITIES AND
          STOCKHOLDERS'  DEFICIENCY                                 $   391,889
                                                                    ===========


           See notes to consolidated unaudited financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                  Period from
                                                                                                               November 17, 1999
                                            Six Months Ended June 30,          Three Months Ended June 30,    (Date of Formation)
                                          ------------------------------------------------------------------        through
                                              2004              2003              2004              2003         June 30, 2004
                                          ------------      ------------      ------------      ------------      ------------
Revenue                                   $         --      $         --      $         --      $         --      $         --
                                          ------------      ------------      ------------      ------------      ------------

Costs and Expenses
   General and administrative
     expenses                                 (606,923)         (564,011)         (327,418)         (449,211)       (2,353,015)
                                          ------------      ------------      ------------      ------------      ------------

   Net loss from operations                   (606,923)         (564,011)         (327,418)         (449,211)       (2,353,015)
                                          ------------      ------------      ------------      ------------      ------------

   Interest expense                            (11,370)          (32,559)           (2,998)          (31,659)          (54,678)
   Minority interest in losses of
     consolidated subsidiaries                  24,728                --            16,119                --            24,728
   Equity in losses of joint ventures          (73,939)               --           (38,880)               --           (73,939)
                                          ------------      ------------      ------------      ------------      ------------
                                               (60,581)          (32,559)          (25,759)          (31,659)         (103,889)
                                          ------------      ------------      ------------      ------------      ------------

   Net loss                               $   (667,504)     $   (596,570)     $   (353,177)     $   (480,870)     $ (2,456,904)
                                          ============      ============      ============      ============      ============

   Loss per common share -
     basic and diluted                    $       0.06      $       0.09      $       0.03      $       0.07
                                          ============      ============      ============      ============

   Weighted average number of
     common shares outstanding-
     basic and diluted                      11,437,510         6,962,333        13,160,248         6,994,386
                                          ============      ============      ============      ============


            See notes to consolidated unaudited financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        Period
                                                                                   November 17, 1999
                                                      Six Months Ended June 30,   (Date of Formation)
                                                    ----------------------------        through
                                                       2004              2003        June 30, 2004
                                                    -----------      -----------     -------------
Cash flows from operating activities:
   Net loss                                         $  (667,504)     $  (596,570)     $(2,456,904)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
   Depreciation                                             879               98            2,638
   Non-cash compensation                                188,580          200,250          615,592
   Equity in losses of joint ventures                    73,939               --           73,939
   Minority interest in losses of
     consolidated subsidiaries                          (24,727)              --          (24,727)
   Bad debt                                                  --               --           96,625
   Changes in operating assets
     and liabilities:                                   (52,123)         221,945          388,234
                                                    -----------      -----------      -----------
Net cash used in operating activities:                 (480,956)        (174,277)     $(1,304,603)
                                                    -----------      -----------      -----------

Cash flows from investing activities:
   Purchase of fixed assets                                  --             (985)         (33,992)
   Advances to joint ventures                          (103,123)         (52,500)        (218,223)
                                                    -----------      -----------      -----------
Net cash used in investing activities                  (103,123)         (53,485)        (252,215)
                                                    -----------      -----------      -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                   142,500               --          295,750
   Proceeds from loans                                  363,900               --          904,644
   Repayment of loans                                        --               --         (540,744)
   Proceeds from convertible debt                            --               --          250,000
   Proceeds from former officer and stockholder              --          203,630          570,411
   Proceeds from minority interest                      148,000               --          148,150
   Repayment to former officer and stockholder          (56,364)                         (165,379)
   Proceeds from related party                               --           22,000          187,000
   Repayment to related parties                         (10,000)                          (75,000)
                                                    -----------      -----------      -----------
   Net cash provided by
     financing activities                               588,036          225,630        1,574,832
                                                    -----------      -----------      -----------

   Net (decrease) increase in cash                        3,957           (2,132)          18,014
   Cash - Beginning of period                            14,057            2,871               --
                                                    -----------      -----------      -----------
   Cash - End of period                             $    18,014      $       739      $    18,014
                                                    ===========      ===========      ===========

            See notes to consolidated unaudited financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                            Period
                                                                                       November 17, 1999
                                                            Six Months Ended June 30, (Date of Formation)
                                                            -------------------------      through
                                                               2004           2003      June 30, 2004
                                                             ---------     ---------    -------------
Non-cash financing activities:
Issuance of common stock for
  promissory note                                            $      --     $      --     $ 458,630
                                                             =========     =========     =========
Offset of note receivable and
  convertible debt in connection
  with termination agreement                                 $      --     $      --     $ 253,638
                                                             =========     =========     =========
Issuance of common stock for debt                            $      --     $      --     $      --
                                                             =========     =========     =========
Offset of note receivable to
  liquidate loan to officer                                  $      --     $      --     $ 350,000
                                                             =========     =========     =========
Issuance of common stock for
  investment in unconsolidated subsidiary                    $   7,500     $      --     $  15,000
                                                             =========     =========     =========
Issuance of common stock in lieu
  of payment of accrued expenses                             $      --     $      --     $  93,625
                                                             =========     =========     =========
 Forgiveness of debt to former
   shareholder                                               $      --     $ 100,000     $ 398,653
                                                             =========     =========     =========

Supplementary information:
  Cash paid during year for:
     Interest                                                $      --     $      --     $      --
                                                             =========     =========     =========
     Income taxes                                            $      --     $      --     $      --
                                                             =========     =========     =========

Changes in operating assets and liabilities consists of:
  (Increase) in loan receivable                              $ (51,221)    $      --     $ (51,221)
  Decrease in prepaid expenses                                   3,922            --           (40)
  (Increase) decrease in other assets                         (120,750)         (650)     (121,400)
  Increase in accounts payable
     and accrued expenses                                      115,926       222,595       560,895
                                                             ---------     ---------     ---------
                                                             $ (52,123)    $ 221,945     $ 388,234
                                                             =========     =========     =========

            See notes to consolidated unaudited financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated balance sheet as of June 30, 2004, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Delta Mutual, Inc. (the "Company" or "Delta") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company's consolidated financial statements for the period ended June 30, 2004 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations. At June 30, 2004 operations had not yet commenced and no revenue has been derived; accordingly the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operations.

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

      From inception through June 30, 2004, the Company raised a limited amount of capital through the sale of common stock: during the period from inception through December 31, 2001, it raised $10,750 through such private placements, and raised $30,000 in December, 2002, raised $112,500 in 2003 and $142,500 during the six months ended June 30, 2004 through investments. These funds were not sufficient to capitalize any of the Company's business plans.

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

      Change of Control

      In November, 2002, Kelcon, Inc. contracted for the sale of its 450,000 Company common shares to Mr. Gary T. Robinson, a New York businessman, for $275,000 in a private transaction. This transaction represented a "Change in Control" for the Company. As part of this transaction, on March 10, 2003, Kenneth A. Martin appointed Mr. Gary Robinson and Mr. Peter Russo to serve as members of the Board of Directors. On March 11, 2003 Mr. Robinson was appointed as Chief Executive Officer and Chairman of the Board of Directors, and Mr. Russo was appointed as President and Secretary. Thereafter, on March 11, 2003, Mr. Martin resigned as an officer and director of the Company. On June 11, 2003 Mr. Robinson resigned as Chief Executive Officer and Mr. Russo was appointed to that office. On November 28, 2003 Mr. Robinson resigned as a director.

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

Middle East, Africa and Far East

      The Company intends to establish local operating joint ventures in specific countries in the Middle East and the Far East primarily aimed at soil and water reclamation. The initial step of forming a strategic alliance leading to a joint venture has been established with a local organization in Saudi Arabia, and discussions are underway in Indonesia. The Company intends to provide only environmental remediation services in Africa as these projects are primarily funded by international financial institutions.

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

      INVESTMENTS

      The Company has investments of 50% or less in associated companies that are accounted for under the equity method and are included in Investment in Joint Ventures on the Company's balance sheet at June 30, 2004. Investments in associated companies where the Company has a controlling interest are consolidated with the Company's operations unless otherwise disclosed.

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

      Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt. There were no potential common shares outstanding as of June 30, 2004 and 2003.

      REVENUE RECOGNITION ON CONSTRUCTION CONTRACTS

      Revenue and profits in construction contracts are recorded under the percentage of completion method. Progress toward completion is measured using the cost to cost method. Under the cost to cost method, revenues and profits are recognized based on the ratio that costs incurred bear to total estimated costs. This method is subject to physical verification of actual progress towards completion.

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

      The Company is also authorized to make stock awards to its employees from the Plan. The Company has adopted the expense provisions of SFAS No. 123 in the issuance of stock awards. Stock awards are expensed at the time of issuance as the common stock issued has no restrictions to the employees. The Company issued stock awards to two employees totaling 179,000 shares from the Plan during 2004. The shares were issued at fair market value for compensation due to the employees. The Company recorded compensation expense of $14,000 and is included in the Company's statement of operations for the six months ended June 30, 2004.

      STOCK-BASED COMPENSATION

      The Company issues shares of its common stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the six months ended June 30, 2004 and 2003, the Company issued 1,320,000 and 510,000 common shares, respectively, and recorded compensation expense of $188,580 and $200,250, respectively, in connection with the issuance of these shares.

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

2.    LOAN RECEIVABLE - FORMER OFFICER/SHAREHOLDER

      During 2003, the Company entered into a revolving credit agreement with Gary Robinson ("Robinson"), the former Chairman and Chief Executive Officer of the Company, in the amount of $300,000. The credit agreement bears interest at the prime rate. Robinson advanced the Company $515,383 and the Company repaid Robinson $109,015 through June 30, 2004.

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

      After adjustments for expense reimbursements due Robinson and offsets as noted above, Robinson owed the Company $51,221 as of June 30, 2004.

      The Company recorded interest expense of $7,986 on the revolving line of credit for the period November 17, 1999 (date of formation) through June 30, 2004. No interest was recorded during the six months ended June 30, 2004.

3.    INVESTMENT IN JOINT VENTURES

a) In December 2003, the Company formed a joint venture project to develop government sponsored, Section 124, low income housing in the commonwealth of Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners, LP, that holds the majority share of Delta Developers Corp, a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The operations of the joint venture have been consolidated with the Company for the three and six months ended June 30, 2004.

      From January 12, 2004 through June 30, 2004, Neil Berman, an investor, purchased a 25% interest in Delta Development Partners, LP for $148,000.

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

c) As of June 30, 2004, the Company owes the joint venture $106,877. On January 14, 2004, Delta and Hi-Tech agreed to each sell 75 shares of the joint venture to Ali Razmara, representing a ten (10%) percent interest, for $2. The transaction becomes effective July 14, 2004.

      On January 22, 2004, the Company announced the conclusion of a strategic alliance agreement between Delta-Envirotech, Inc. and ZAFF International, Ltd., an advanced technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to soil and water reclamation requirements in the Middle East.

      For the six months ended June 30, 2004, the Company recorded a loss of $73,939 from the joint venture.

d) On May 1, 2003, the Company entered into a joint venture in Romania, forming a new Company, Delta TP Mediu, SRL. The joint venture, of which the Company owns 10%, was organized to primarily pursue the sourcing, treatment and processing of hydrocarbon based and other industrial residuals and, where possible, to create alternative fuels and raw materials for industrial use primarily in Romania. The Company invested $33,800 in the joint venture, consisting of $15,100 in cash, the issuance of 100,000 shares of the Company's common stock valued at $15,000 and a cash obligation of $3,700 to the joint venture which is included in the Due to Related Party amount on the Company's balance sheet at June 30, 2004.

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

      The following represents a schedule of investments as of June 30, 2004:


                     Delta-Envirotech, Inc.        $136,061
                     Delta TP Mediu                  33,800
                                                   --------
                                                   $169,861
                                                   ========

4.    ACCRUED EXPENSES

      Accrued expenses consist of the following:


                                                  June 30,
                                                   2004
                                                 --------
                      Professional fees          $  2,280
                      Consulting fees                 625
                      Interest expense              4,013
                      Payroll expense             208,443
                      Payroll tax expense          13,609
                                                 --------
                                                 $228,970
                                                 ========


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

      In March 2004, the Company repaid the principal and interest due under the terms of the amended note. Pisani, through counsel, has informed the Company that, by accepting repayment, he does not prejudice his position regarding the validity of the original note. The Company is attempting to resolve this dispute. If the matter can not be resolved and Pisani prevails in a legal action against the Company, Pisani may be entitled to, in addition to the principal amount and interest that he has received from the Company, shares of common stock as additional interest.

      The Company recorded interest expense of $1,599 for the six months ended June 30, 2004 and $3,199 for the period November 17, 1999 (date of formation) through June 30, 2004.

b. On May 15, 2003, the Company borrowed $12,000 from Michael Fasci ("Fasci") a stockholder of the Company. Fasci received 50,000 common shares of the Company's common stock which represented the payment of interest through May 26, 2003, the maturity date. The Company recorded interest expense of $13,750 in connection with the issuance of the shares.

      The Company did not pay the outstanding balance on the maturity date and the amount of $12,000 was due as of December 31, 2003. In accordance with the agreement the Company must pay monthly interest of one (1%) to Fasci. The Company recorded interest expense in the amount of $240 and $1,080 for the six months ended June 30, 2004, and November 17, 1999 (date of formation) through June 30, 2004. On February 27, 2004 the Company issued 140,000 common shares in repayment of the loan plus interest and penalty amounting to $18,705.

c. On December 30, 2003, the Company borrowed $50,000 from Edward Tuccio, a shareholder of the Company. The note is due December 29, 2004, interest at 6 (6%) per annum. On February 11, 2004, the Company issued Tuccio 400,000 common shares of the Company's common stock which represented the full payment of this loan plus interest amounting to $168, which is included in the statement of operations for the six months ended June 30, 2004 and for the period November 17, 1999 (date of formation) through June 30, 2004.

d. On December 11, 2003, the Company borrowed $50,000 from Neil Jones, a shareholder of the Company. The note was due December 16, 2004 with interest at six (6%) per annum. On January 24, 2004, the Company issued Jones 400,000 common shares of the Company's common stock which represented the full payment of this loan plus interest. The Company recorded interest expense of $63 and $195 for the six months ended June 30, 2004 and for the period November 17, 1999 (date of formation) through June 30, 2004, respectively.

e. The Company borrowed $322,900 from Neil Berman and Ivano Angelastri, shareholders of the Company, on various dates during the period ending June 30, 2004. The loan bears interest at four (4%) per annum and is due May 2006. The full amount of principal and accrued interest may be converted into common stock of the Company at a conversion price of $0.125 per share. The Company recorded interest expense of $3,773 and $1,088 for the six months ended June 30, 2004 and for the period November 17, 1999 (date of formation) through June 30, 2004.

f. The Company borrowed $157,000 from Neil Berman, a shareholder of the Company, of which $41,000 was received as of June 30, 2004 and the balance received in July 2004. The loan bears interest at 4% and principal and interest are due December 31, 2006. The outstanding principal and accrued interest shall automatically be converted into shares of the Company's common stock at a conversion price of $.05 per share.

6.    MINORITY INTERESTS

      Minority interests primarily consists of a twenty-five (25%) percent ownership interest in Delta Development Partners, L.P. and a fifteen (15%) percent ownership interest in Delta Developers Corp. The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the six months ended June 30, 2004. The amount on the Company's balance sheet represents the minority interests as of June 30, 2004.

      The following represents a schedule of minority interests as of June 30, 2004:


               Delta Development Partners L.P.        $ 145,713
               Delta Developers Corp                    (14,173)
                                                      ---------
                                                      $ 131,540
                                                      =========

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

c. During November 2002, Gary Robinson contracted for the acquisition of the controlling equity position from Kelcon, Inc. in a private transaction.

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

r. On August 8, 2003, the Company and Peter Hallam entered into an agreement to sell 100,000 shares of the Company's common stock for $50,000.

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

v. On November 21, 2003, the Company and Nela Pavaliou and Business Centres International, Inc., entered into an agreement for compensation of services in the $1,750 for each. The Company issued 100,000 shares of the Company common stock in full payment of this debt.

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

y. The Company and Citrus Land and Development Company entered into an agreement for services rendered to the Company in the amount of $25,000. In February 2004, the Company issued 355,000 shares of the Company common stock in connection with these agreements.

z. The Company and Kenneth Martin entered into an agreement to compensate him for past services in the amount of $50,000, all of which was accrued at December 31, 2003. In March 2004, the Company issued 200,000 shares of the Company's common stock in full payment of this debt.

aa. On April 16, 2004, the Company and Burton Lasalle Corporation, entered into an agreement for services rendered to the Company in the amount of $36,000. In April 2004 the Company issued 200,000 shares of the Company common stock in connection with this agreement.

bb. On April 16, 2004, the Company and Basic Investors, Inc. entered into an agreement for services rendered to the Company in the amount of $72,000. In
April 2004, the Company issued 400,000 shares of the Company common stock in connection with this agreement.

cc. On March 4, 2004, the Company and Charter Capital Resources, Inc. entered into an agreement for services rendered to the Company in the amount of $14,000. In May 2004, the Company issued 100,000 shares of the Company common stock in connection with this agreement.

dd. On March 21, 2004 the Company and Clark Street Capital, entered into an agreement for services rendered to the Company in the amount of $72,000. In June 2004, the Company issued 400,000 shares of the Company common stock in connection with this agreement.

ee. On May 5, 2004, the Company issued to three employees 185,000 shares of the Company common stock valued at $25,900 in consideration for their respective commitments as employees of the Company.

ff. During the second quarter of 2004 the Company sold 840,000 shares of restricted common stock for $105,000 valued at $.125 per share, fair market value at the time of issuance.

8.    COMMITMENTS AND CONTINGENCIES

a.    Executive Employment Agreement

      Effective March 11, 2003, the Company entered into an employment agreement with Peter Russo for three years with a renewal option upon mutual agreement. The agreement compensates Mr. Russo $10,800 per month. Additionally, Mr. Russo will receive an incentive of 1.5% of adjusted net profits beginning with the year 2003 and each fiscal year thereafter during the term of this agreement, payable in stock. This agreement and Mr. Russo's employment may be terminated by the Company at its discretion at any time after the initial term, provided that the Mr. Russo be paid six months of his base compensation then in effect. Effective June 11, 2003, Mr. Russo was appointed president and chief executive officer and in recognition of his new responsibilities agreed to compensation of $15,000 per month effective July 1, 2003.

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

      The Company has agreed to a settlement amount to be paid to Friedman in settlement of his claims against the Company, and expects to conclude the settlement in the near future.

(2) The Company and Delta Envirotech ("Licensee") entered into a license agreement permitting the licensee to utilize any and all technologies, licenses and permits acquired by the Company to develop environmental remediation projects. The license agreement included the Middle East, Africa, and the Far East. The current license agreement lapsed and a new license agreement is pending.

c.    FINANCING AGREEMENT

      On July 8, 2003, the Company entered into an agreement with Rolan Jansen and Ivano Angelastri ("J&A") to introduce and arrange equity debt or other financing agreements with strategic partners, for the Company, or its affiliates for a finders fee of 6.0% to Rolan Jansen and 2.0% to Ivano Angelastri of the gross proceeds of the equity financing. For the six months ended June 30, 2004, no financing was introduced to the Company in connection with this agreement.

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

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

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

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2003 we incurred a net loss of $1,249,509, because we had no revenue to offset operating expenses. During the fiscal year ended December 31, 2002 we incurred a net loss of $325,384 that was primarily attributable to bad debts in the aggregate amount of $96,625, consulting expenses of approximately $71,000 and professional fees in the approximate amount of $114,500. From inception (November 17, 1999) to December 31, 2003, we had a net loss of $1,789,400. For the six months ended June 30, 2004, we incurred a net loss of $667,504.

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

2004 COMPARED TO 2003

The net loss increased from approximately $597,000 for the six months ended June 30, 2003 to approximately $668,000 for the six months ended June 30, 2004. The items of significant increase or decrease in the six months ended June 30, 2004 over the comparable period of the prior year were an increase in general and administrative expense from approximately $564,000 in 2003 to approximately $610,000 for the six months ended June 30, 2004; a decrease in interest expense of approximately $22,000 from the comperable prior year period; and a loss from joint venture activities of approximately $74,000 for the six months ended June 30, 2004.

The net loss decreased from approximately $481,000 for the three months ended June 30, 2003 to approximately $353,000 for the three months ended June 30, 2004. The items of significant increase or decrease in the three months ended June 30, 2004 over the comparable period of the prior year were an decrease in general and administrative expense from approximately $449,000 in 2003 to approximately $327,000 for the three months ended June 30, 2004; a decrease in interest expense from approximately $32,000 in 2003 to approximately $3,000 for the three months ended June 30, 2004; and a loss from joint venture activities of approximately $39,000 for the three months ended June 30, 2004.

PLAN OF OPERATION

Since the Change in Control, new Company management has embarked upon a new mission and strategic direction, by establishing joint venture subsidiaries and a limited partnership, primarily to establish business operations focused on providing construction and environmental technologies and services in Puerto Rico, the Middle East, Africa and the Far East.

Puerto Rico

The Company formed a majority owned joint venture in Puerto Rico to manage the construction and related activities required to build low income homes in Puerto Rico under the Federal Government's Section 124 low income housing program. In December 2003, the Company secured the purchase rights to 36 acres that are designated Section 124 eligible. Approximately 270 low-income homes are planned for construction on this property. During the second quarter of 2004, the necessary building permits were submitted for approval and a real estate agency was hired to to sell the homes planned for construction.

Middle East, Africa and Far East

We intend to establish local operating joint ventures in specific countries in the Middle East and the Far East primarily aimed at soil and water reclamation. The initial step of forming a strategic alliance leading to a joint venture has been established with a local organization in Saudi Arabia, and discussions are underway in Indonesia. The Company intends to provide only environmental remediation services in Africa as these projects are primarily funded by international financial institutions.

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

We are currently dependent on equity investments from private investors to pay our operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plans. Due to the fact that we have limited operations at this time, it is anticipated that our cash requirements for general and administrative expenses will be limited; however, we estimate that we will require approximately $400,000 in working capital for Puerto Rico, and $517,000 for our evironmental activities in the Middle East and Indonesia. We anticipate that we will be required to raise capital in the approximate amount of $1,800,000 in the next 12 months in order to continue to fund our limited operations and to finance our planned business operations.

LIQUIDITY

At December 31, 2003, we had a working capital deficit of $623,423, and at June 30, 2004 we had a working deficit of $820,624, as compared with a working capital deficit of $296,218 at June 30, 2003. The increase in our working capital deficit is a result of the net loss incurred during the year ended December 31, 2003 and the six month period ended June 30, 2004. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon and private placements of our stock or debt for funding.

In 2003, we raised $162,500 of equity capital, through the sale of 550,000 shares of common stock. In addition, we borrowed $100,000 from our Former Chief Executive Officer in March 2003 to make a payment of an identical amount to a consultant. On June 30, 2003, the Former Chief Executive Officer agreed to release the Company from the note and assume the responsibility for recovering the amount paid to the Consultant.

In the six months ended June 30, 2004, we raised $142,500 of equity capital from private investors through the sale of common stock and $363,900 through the issuance of convertible notes to private investors.

ASSETS

At December 31, 2003, we had total assets of $84,702, and at June 30, 2004, we had total assets of $391,889, as compared to total assets of $344,776 at June 30, 2003. The increase in assets as of June 30, 2004, was due to an increase in cash, an increase in fixed assets, an investment in a subsidiary and capitalized construction costs.

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

In light of the events that effected the License Agreement, the Company notified Friedman on March 30, 2004 that it considered the License Agreement terminated and that the termination of the License Agreement eliminated Friedman's right to a seat on the Company's board of directors.

We have agreed to a settlement amount to be paid to Friedman in settlement of his claims against the Company, and are expecting to conclude the settlement in the near future.

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

The Company is attempting to resolve this dispute. If Pisani prevails in a legal action against the Company, he may be entitled to, in addition to the principal amount and interest that he has received from the Company, shares of common stock as additional interest.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Sales of Unregistered Securities

                                                                                               Total Offering
                                                                                 Principal   Price/Underwriting
     Date                Title and Amount                       Purchaser       Underwriter       Discounts
     ----                ----------------                       ---------       -----------       ---------

April 5, 2004       50, 000 shares of common stock           Private Investor         NA            $.15/NA

April 14, 2004      200,000 shares of common stock           Private Investor         NA            $.125/NA

April 16, 2004      400,000 shares of common stock              Consultant            NA            $.18/NA

April 16, 2004      200,000 shares of common stock              Consultant            NA            $.18/NA

May 5, 2004         100,000 shares of common stock               Employee             NA            $.14/NA

May 5, 2004         60,000 shares of common stock                Employee             NA            $.14/NA

May 5, 2004         25,000 shares of common stock                Employee             NA            $.14/NA

May 5, 2004         35,000 shares of common stock            Private Investor         NA            $.125/NA

May 5, 2004         35,000 shares of common stock            Private Investor         NA            $.125/NA

May 6, 2004         200,00 shares of common stock            Private Investor         NA            $.125/NA

May 6, 2004         100,000 shares of common stock              Consultant            NA            $.125/NA

May 11, 2004        100,000 shares of common stock           Private Investor         NA            $.125/NA

May 12, 2004        Term Sheet for convertible note          Private Investor         NA            $.125/NA
                    due May 12, 2006 in the principal
                    amount of $193,740, convertible into
                    1,549,920 shares of common stock

May 12, 2004        Term Sheet for convertible note          Private Investor         NA            $.125/NA
                    due May 12, 2006 in the principal
                    amount of $129,160, convertible into
                    1,033,280 shares of common stock

June 2, 2004        60,000 shares of common stock            Private Investor         NA            $.125/NA

June 8, 2004        50,000 shares of common stock            Private Investor         NA            $.125/NA

June 8, 2004        50,000 shares of common stock            Private Investor         NA            $.125/NA

June 10,2004        50,000 shares of common stock            Private Investor         NA            $.125/NA

June 10,2004        30,000 shares of common stock            Private Investor         NA            $.125/NA

June 10,2004        15,000 shares of common stock            Private Investor         NA            $.125/NA

June 10,2004        15,000 shares of common stock            Private Investor         NA            $.125/NA

June 14, 2004       400,000 shares of common stock           Private Investor         NA            $.18/NA

July 1, 2004        Term Sheet for convertible note          Private Investor         NA            $.05/NA
                    due December 31,2006 in the principal
                    amount of $157,000, convertible into
                    3,140,000 shares of common stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.21 Agreement, dated April 5, 2004, between Trans Indies Realty Investment Corporation and Delta Developers Corp.

10.22 Term Sheet, dated May 12, 2004, among Delta Mutual, Inc., Neil Berman and Ivano Angelastri.

10.23    Term Sheet,  dated July 1, 2004,  between Delta  Mutual,  Inc. and Neil
         Berman.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DELTA MUTUAL, INC.


                                             BY: /s/ Peter F. Russo
                                                 -------------------
                                                 Peter F. Russo
                                                 President and Chief
                                                 Executive Officer

Dated: August 12, 2004

                                  EXHIBIT INDEX

10.21 Agreement, dated April 5, 2004, between Trans Indies Realty Investment Corporation and Delta Developers Corp.

10.22 Term Sheet, dated May 12, 2004, among Delta Mutual, Inc., Neil Berman and Ivano Angelastri.

10.23    Term Sheet,  dated July 1, 2004,  between Delta  Mutual,  Inc. and Neil
         Berman.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.