Form 10QSB
period 2004-09-30
DELTA MUTUAL INC
filed 2004-11-15
CIK 1112985

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

                                       OR

{ }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission File Number 000-30563

                               DELTA MUTUAL, INC.
             ------------------------------------------------------
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

At November 11, 2004, there were 15,415,688 shares of Common Stock, $.0001 par value, outstanding.

                              DELTA MUTUAL, INC.

                                      INDEX

                                                                            Page

Part I.  Financial Information

Item 1.  Financial Statements

Balance Sheet as of September 30, 2004 (unaudited)                             2

Statements of Operations for the Nine Months Ended September 30,
2004 and 2003 (unaudited) and the Period November 17, 1999 (Date of
Formation) through September 30, 2004                                          4

Statements of Cash Flows for the Nine Months Ended September 30, 2004
and 2003 (unaudited) and the Period November 17, 1999 (Date of Formation)
through September 30, 2004                                                   5-6

Notes to Financial Statements (unaudited)                                   7-13

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                      14-20

Item 14. Controls and Procedures                                              20

Part II. Other Information

Item 1.  Legal Proceedings                                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                  21

Item 5.  Other Information                                                    21

Item 6.  Exhibits and Reports on Form 8-K                                     21

Signatures                                                                    22

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

                  The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                   September 30,
                                                                       2004
                                                                    -----------
                                                                    (Unaudited)
Current Assets:
   Cash                                                             $    98,152
   Loan receivable - former officer/stockholder                          51,221
   Due from related parties                                             192,000
   Prepaid expenses                                                          40
                                                                    -----------
         Total Current Assets                                           341,413

Fixed assets - net                                                       30,914
Investment in joint ventures                                            216,023
Capitalized construction costs                                          170,000
Other assets                                                              1,400
                                                                    -----------
                                                                        418,337
                                                                    -----------
        TOTAL ASSETS                                                $   759,750
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Current portion of convertible debtentures/notes                 $   331,500
   Accounts payable                                                     239,011
   Accrued expenses                                                     237,016
   Due to related party                                                 159,295
                                                                    -----------
        Total Current Liabilities                                       966,822
                                                                    -----------
Long Term Liabilities:
   Convertible debtentures/notes                                        517,400
                                                                    -----------
Minority interest in subsidiaries                                       122,218
                                                                    -----------
      TOTAL LIABILITIES                                               1,606,440

Stockholders' Deficiency:
   Common stock $0.0001 par value - authorized
     100,000,000 shares; 14,415,688
     shares issued and outstanding                                        1,442
   Additional paid-in-capital                                         3,351,370
   Deficit accumulated during
     the development stage                                           (4,199,502)
                                                                    -----------
        Total Stockholders' Deficiency                                 (846,690)
                                                                    -----------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIENCY                                  $   759,750
                                                                    ===========

           See notes to consolidated unaudited financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                            Period from
                                             Nine Months Ended               Three Months Ended         November 17, 1999
                                                September 30,                   September 30,          (Date of Formation)
                                        ----------------------------    ----------------------------         through
                                            2004            2003            2004            2003        September 30, 2004
                                        ------------    ------------    ------------    ------------    ------------------
Revenue                                 $         --    $         --    $         --    $         --       $         --
                                        ------------    ------------    ------------    ------------       ------------
Costs and Expenses
   General and administrative
     expenses                               (865,316)       (805,436)       (258,393)       (241,425)        (2,611,408)
   Compensatory element of
    warrant issuance                      (1,456,200)             --      (1,456,200)             --         (1,456,200)
                                        ------------    ------------    ------------    ------------       ------------
                                          (2,321,516)       (805,436)     (1,714,593)       (241,425)        (4,067,608)
                                        ------------    ------------    ------------    ------------       ------------
   Net loss from operations               (2,321,516)       (805,436)     (1,714,593)       (241,425)        (4,067,608)
                                        ------------    ------------    ------------    ------------       ------------

   Interest expense                          (16,889)        (35,877)         (5,519)         (3,318)           (60,197)
   Minority interest in losses of
     consolidated subsidiaries                38,578              --          13,850              --             38,578
   Equity in losses of joint ventures       (110,275)             --         (36,336)             --           (110,275)
                                        ------------    ------------    ------------    ------------       ------------
                                             (88,586)        (35,877)        (28,005)         (3,318)          (131,894)
                                        ------------    ------------    ------------    ------------       ------------
   Net loss                             $ (2,410,102)   $   (841,313)   $ (1,742,598)   $   (244,743)      $ (4,199,502)
                                        ============    ============    ============    ============       ============
   Loss per common share -
     basic and diluted                  $       0.17    $       0.14    $       0.12    $       0.03
                                        ============    ============    ============    ============
   Weighted average number of
     common shares outstanding-
     basic and diluted                    14,051,148       5,987,573      14,250,963       8,236,079
                                        ============    ============    ============    ============

           See notes to consolidated unaudited financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    Period
                                                       Nine Months Ended       November 17, 1999
                                                         September 30,        (Date of Formation)
                                                  --------------------------       through
                                                     2004            2003      September 30, 2004
                                                  -----------    -----------  -------------------
Cash flows from operating activities:

   Net loss                                       $(2,410,102)   $  (841,313)     $(4,199,502)
   Adjustment to reconcile net loss to
     net cash used in operating activities:
   Depreciation                                         1,318            798            3,077
   Non-cash compensation                              214,400        260,500          641,412
   Equity in losses of joint ventures                 110,275             --          110,275
   Minority interest in losses of
     consolidated subsidiaries                        (38,578)            --          (38,578)
   Fair market value of warrants                    1,456,200             --        1,456,200
   Bad debt                                                --             --           96,625
   Changes in operating assets
   and liabilities:                                   (37,299)       253,998          403,067
                                                  -----------    -----------      -----------
Net cash used in operating activities:               (703,786)      (326,017)     $(1,527,424)
                                                  -----------    -----------      -----------

Cash flows from investing activities:
   Purchase of fixed assets                                --         (8,792)         (33,992)
   Advances to joint ventures                        (328,905)      (157,432)        (444,014)
                                                  -----------    -----------      -----------
Net cash used in investing activities                (328,905)      (166,224)        (478,006)
                                                  -----------    -----------      -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                 186,250        100,000          339,500
   Proceeds from loans                                363,900             --          904,644
   Repayment of loans                                      --             --         (540,744)
   Proceeds from convertible debt                     485,000             --          735,000
   Proceeds from former officer and stockholder            --        377,504          570,411
   Proceeds from minority interest                    148,000             --          148,150
   Repayment to former officer and stockholder        (56,364)                       (165,379)
   Proceeds from related party                             --         22,000          187,000
   Repayment to related parties                       (10,000)            --          (75,000)
                                                  -----------    -----------      -----------
   Net cash provided by
     financing activities                           1,116,786        499,504        2,103,582
                                                  -----------    -----------      -----------

   Net (decrease) increase in cash                     84,095          7,263           98,152
   Cash - Beginning of period                          14,057          2,871               --
                                                  -----------    -----------      -----------
   Cash - End of period                           $    98,152    $    10,134      $    98,152
                                                  ===========    ===========      ===========

           See notes to consolidated unaudited financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                              Period
                                                Nine Months Ended        November 17, 1999
                                                  September 30,         (Date of Formation)
                                            ------------------------         through
                                               2004           2003       September 30, 2004
                                            ---------      ---------    -------------------
Non-cash financing activities:
Issuance of common stock for
  promissory note                           $      --      $  40,000        $ 458,630
                                            =========      =========        =========
Offset of note receivable and
  convertible debt in connection
  with termination agreement                $      --      $ 250,000        $ 253,638
                                            =========      =========        =========
Issuance of common stock for debt           $ 330,400      $      --        $ 330,400
                                            =========      =========        =========
Offset of note receivable to
  liquidate loan to officer                 $      --      $      --        $ 350,000
                                            =========      =========        =========
Issuance of common stock for
  investment in unconsolidated subsidiary   $   7,500      $      --        $  15,000
                                            =========      =========        =========
Issuance of common stock in lieu
  of payment of accrued expenses            $      --      $      --        $  93,625
                                            =========      =========        =========
 Forgiveness of debt to former
   shareholder                              $      --      $ 100,000        $ 398,653
                                            =========      =========        =========
Forgiveness of debt from officer
   shareholder                              $      --      $  93,625        $  93,625
                                            =========      =========        =========

Supplementary information:
  Cash paid during year for:
     Interest                               $      --      $      --        $      --
                                            =========      =========        =========
     Income taxes                           $      --      $      --        $      --
                                            =========      =========        =========

Changes in operating assets and
 liabilities consists of:
  (Increase) in loan receivable             $ (51,221)     $      --        $ (51,221)
  Decrease in prepaid expenses                  3,922             --              (40)
  (Increase) decrease in other assets        (170,750)          (650)        (171,400)
  Increase in accounts payable
     and accrued expenses                     180,750        254,648          625,728
                                            ---------      ---------        ---------
                                            $ (37,299)     $ 253,998        $ 403,067
                                            =========      =========        =========


           See notes to consolidated unaudited financial statements.

                                DELTA MUTUAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The consolidated balance sheet as of September 30, 2004, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Delta Mutual, Inc. (the "Company" or "Delta") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

         DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company's consolidated financial statements for the period ended September 30, 2004 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations. At September 30, 2004 operations had not yet commenced and no revenue has been derived; accordingly the Company is considered a development stage enterprise. There is no assurance the Company will achieve a profitable level of operations.

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

         From inception through September 30, 2004, the Company raised a limited amount of capital through the sale of common stock: during the period from inception through December 31, 2003, it raised $153,250 through such private placements, and investments and $186,250 during the nine months ended September 30, 2004. These funds were not sufficient to capitalize any of the Company's business plans.

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

Middle East, Africa and Far East

         The Company intends to establish local operating joint ventures in specific countries in the Middle East and the Far East primarily aimed at soil and water reclamation. The initial step of forming a strategic alliance leading to a joint venture has been established with a local organization in Saudi Arabia, and in Indonesia. The Company intends to provide only environmental remediation services in Africa as these projects are primarily funded by international financial institutions.

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

         INVESTMENTS

     The Company has investments of 50% or less in associated companies that are accounted for under the equity method and are included in Investment in Joint Ventures on the Company's balance sheet at September 30, 2004. Investments in associated companies where the Company has a controlling interest are consolidated with the Company's operations unless otherwise disclosed.

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

         Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt. There were no potential common shares outstanding as of September 30, 2004 and 2003.

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

         The Company is also authorized to make stock awards to its employees from its 2001 Employee Stock Option Plan. The Company has adopted the expense provisions of SFAS No. 123 in the issuance of stock awards. Stock awards are expensed at the time of issuance as the common stock issued has no restrictions to the employees. The Company issued stock awards to two employees totaling 179,000 shares from the Plan during 2004. The shares were issued at fair market value for compensation due to the employees. The Company recorded compensation expense of $14,000 and is included in the Company's statement of operations for the nine months ended September 30, 2004.

         STOCK-BASED COMPENSATION

         The Company issues shares of its common stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the nine months ended September 30, 2004 and 2003, the Company issued 1,794,500 and 840,000 common shares, respectively, and recorded compensation expense of $214,400 and $260,500, respectively, in connection with the issuance of these shares.

         The Company also granted 6,630,000 warrants to the various lenders to acquire the Company's common stock. The warrants are exercisable at a price per share of $0.10 per share. The warrant may be exercised anytime after the issuance. The warrants expire March 31, 2006.
         The fair value of the 6,630,000 warrants amounts to $1,456,200 and was charged to operations and is included in compensatory element in the accompanying statement of operations for the nine months ended September 30, 2004.

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

2. LOAN RECEIVABLE - FORMER OFFICER/SHAREHOLDER

         During 2003, the Company entered into a revolving credit agreement with Gary Robinson ("Robinson"), the former Chairman and Chief Executive Officer of the Company, in the amount of $300,000. The credit agreement bears interest at the prime rate. Robinson advanced the Company $515,383 and the Company repaid Robinson $109,515 through September 30, 2004.

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

         After adjustments for expense reimbursements due Robinson and offsets as noted above, Robinson owed the Company $51,221 as of September 30, 2004.

         The Company recorded interest expense of $7,986 on the revolving line of credit for the period November 17, 1999 (date of formation) through September 30, 2004. No interest was recorded during the nine months ended September 30, 2004.

3. INVESTMENT IN JOINT VENTURES

a) In December 2003, the Company formed a joint venture project to develop government sponsored, Section 124, low income housing in the commonwealth of Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners, LP, that holds the majority share of Delta Developers Corp, a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The operations of the joint venture have been consolidated with the Company for the three and nine months ended September 30, 2004.

         From January 12, 2004 through September 30, 2004, Neil Berman, an investor, purchased a 25% interest in Delta Development Partners, LP for $148,000.

b) On March 18, 2003, the Company entered into a letter of intent with Hi-Tech Consulting and Construction, Inc. ("Hi-Tech") to form a joint venture to provide environmental technology services primarily to markets in the Middle East and Africa. The joint venture company, named Delta-Envirotech, Inc., is based in Virginia and focuses on participating in foreign government sponsored pollution remediation projects. The joint venture agreement was concluded January 14, 2004 and Delta-Envirotech, Inc., a Delaware Corporation, was formed. As of December 31, 2003 the Company expensed $35,000 that was advanced to the Hi-Tech and is included in the Company's statement of operations for the year ended December 31, 2003. In 2004, the Company was unable to make all the payments due per the agreement but Hi-Tech has indefinitely extended the date of the payments. As of September 30, 2004, the Company paid $136,905 to the joint venture and is currently obligated to pay the joint venture an additional $155,595. In addition, the Company loaned the joint venture $192,000.

         On January 14, 2004, Delta and Hi-Tech agreed to each sell 75 shares of the joint venture to Ali Razmara, representing a ten (10%) percent interest, for $2. The transaction became effective July 14, 2004.

         On January 22, 2004, the Company announced the conclusion of a strategic alliance agreement between Delta-Envirotech, Inc. and ZAFF International, Ltd., an advanced technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to soil and water reclamation requirements in the Middle East.

         For the nine months ended September 30, 2004, the Company recorded a loss of $110,277 from the joint venture.

c) On May 1, 2003, the Company entered into a joint venture in Romania, forming a new Company, Delta TP Mediu, SRL. The joint venture, of which the Company owns 10%, was organized to primarily pursue the sourcing, treatment and processing of hydrocarbon based and other industrial residuals and, where possible, to create alternative fuels and raw materials for industrial use primarily in Romania. The Company invested $33,800 in the joint venture, consisting of $15,100 in cash, the issuance of 100,000 shares of the Company's common stock valued at $15,000 and a cash obligation of $3,700 to the joint venture which is included in the Due to Related Party amount on the Company's balance sheet at September 30, 2004.

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

         The following represents a schedule of investments as of September 30, 2004:

                        Delta-Envirotech, Inc.    $ 182,223
                        Delta TP Mediu               33,800
                                                  ---------
                                                  $ 216,023
                                                  =========

4.    CONVERTIBLE DEBENTURES/NOTES

a) The Company entered into several agreements with various lenders for the issuance of $331,500 of the Company's convertible debentures due September 20, 2006. The debentures bear interest of 6% per annum and are convertible into the Company's common stock at an initial conversion price of $0.05 per share.

b) The Company issued a convertible note to a related party for $37,500 which is due January 16, 2007. The note bears interest of 4% per annum and is convertible into the Company's common stock at an initial conversion price of $0.05 per share. The Company issued a convertible note to a related party for $157,000 which is due December 31, 2006. The note bears interest of 4% per annum and is convertible into the Company's common stock at an initial conversion price of $0.05 per share. The Company issued a convertible note to a related party for $193,740 which is due May 12, 2006. The note bears interest of 4% per annum and is convertible into the Company's common stock at an initial conversion price of $0.125 per share. The Company issued a convertible note to the spouse of a related party for $129,160 which is due May 12, 2006. The note bears interest of 4% per annum and is convertible into the Company's common stock at an initial conversion price of $0.125 per share.

c) As of September 30, 2004, the holders of the convertible debentures and convertible notes can convert the debentures/notes into 9,213,200 shares of the Company's common stock.


5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                September 30,
                                                     2004
                                                -------------
                Professional fees                $    8,058
                Interest expense                      9,792
                Payroll expense                     202,574
                Payroll tax expense                  16,594
                                                 ----------
                                                 $  237,018
                                                 ==========

6. LOANS TO RELATED PARTIES

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

         The Company recorded interest expense of $1,599 for the nine months ended September 30, 2004 and $3,199 for the period November 17, 1999 (date of formation) through September 30, 2004.

b. On May 15, 2003, the Company borrowed $12,000 from Michael Fasci ("Fasci") a stockholder of the Company. Fasci received 50,000 common shares of the Company's common stock which represented the payment of interest through May 26, 2003, the maturity date. The Company recorded interest expense of 13,750 in connection with the issuance of the shares.

         The Company did not pay the outstanding balance on the maturity date and the amount of $12,000 was due as of December 31, 2003. In accordance with the agreement the Company must pay monthly interest of one (1%) to Fasci. The Company recorded interest expense in the amount of $240 and $1,080 for the nine months ended September 30, 2004, and November 17, 1999 (date of formation) through September 30, 2004, respectively. On February 27, 2004 the Company issued 140,000 common shares in repayment of the loan plus interest and penalty amounting to $18,705.

c. On December 30, 2003, the Company borrowed $50,000 from Edward Tuccio, a shareholder of the Company. The note is due December 29, 2004, interest at 6 (6%) per annum. On February 11, 2004, the Company issued Tuccio 400,000 shares of the Company's common stock which represented the full payment of this loan plus interest amounting to $168, which is included in the statement of operations for the nine months ended September 30, 2004 and for the period November 17, 1999 (date of formation) through September 30, 2004.

d. On December 11, 2003, the Company borrowed $50,000 from Neil Jones, a shareholder of the Company. The note was due December 16, 2004 with interest at six (6%) per annum. On January 24, 2004, the Company issued Jones 400,000 shares of the Company's common stock which represented the full payment of this loan plus interest. The Company recorded interest expense of $63 and $195 for the nine months ended September 30, 2004 and for the period November 17, 1999 (date of formation) through September 30, 2004, respectively.

e. The Company borrowed $322,900 from Neil Berman, a shareholder, and Sophie Angelastri, the assignee of a shareholder of the Company, on various dates during the period ending June 30, 2004. The loans bear interest at four (4%) per annum and are due May 2006, and are convertible into 2,583,200 shares of common stock of the Company at a conversion price of $0.125 per share. The Company recorded interest expense of $3,074 for the nine months ended September 30, 2004 and for the period November 17, 1999 (date of formation) through September 30, 2004.

f. The Company borrowed $157,000 from Neil Berman , a shareholder of the Company, of which $41,000 was received as of June 30, 2004 and the balance received in July, 2004. The note bears interest at 4% and principal and interest are due December 31, 2006, and the principal amount is convertible into 3,140,000 shares of the Company's common stock at a conversion price of $.05 per share.

7. MINORITY INTERESTS

         Minority interests primarily consists of a twenty-five (25%) percent ownership interest in Delta Development Partners, L.P. and a fifteen (15%) percent ownership interest in Delta Developers Corp. The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the nine months ended September 30, 2004. The amount on the Company's balance sheet represents the minority interests as of September 30, 2004.

         The following represents a schedule of minority interests as of September 30, 2004:

                Delta Development Partners L.P.      $ 144,384
                Delta Developers Corp                  (22,166)
                                                     ---------
                                                     $ 122,218
                                                     =========

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

n. On April 29, 2003, the Company and T&T Asset Management of Zurich, Switzerland, entered into an agreement to compensate them for past services rendered in the amount of $50,000. The Company issued 240,000 shares of the Company stock in full payment of this debt.

o. On June 30 and July 23, 2003, the Company and Michael Kahn entered into agreements to compensate him for past services rendered to the Company in the amount of $16,500 and $16,500 respectively. The Company issued 80,000 shares of the Company stock in full payment of this debt.

p. On July 1, 2003, the Company entered into an agreement with Gary Robinson, a stockholder, former CEO and former chairman, to compensate him for past services rendered to the Company in the amount of $93,625, the fair value of the services. The Company issued 280,000 shares of the Company's common stock on Form S-8 registration statement in full payment of the Company's debt.

q. On August 8, 2003 the Company and Joseph Tomasek entered into an agreement to compensate him for past services rendered in the amount of $40,000. The Company issued 200,000 shares of the Company stock in full payment of this debt.

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

u. On October 21, 2003, the Company entered into agreements for compensation for services with Nela Pavaliou and Business Centres International, Inc. in the amount of $1,750 for each. The Company issued 50,000 shares of the Company's common stock to each in full payment of this debt.

v. On November 15, 2003, the Company and Neil Berman entered into an agreement to sell 100,000 shares of the Company common stock for $12,500.

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

x. In February 2004, the Company sold 300,000 shares of restricted common stock for $37,500, valued at $.125 per share, fair market value at the time of issuance.

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

aa. On March 31, 2004, pursuant to a joint venture agreement dated January 14, 2004, the Company issued 50,000 shares of Company common stock to David Razmara in consideration of services rendered to the joint venture in the amount of $4,125.

bb. On April 16, 2004, the Company and Burton Lasalle Capital Corporation, entered into an agreement for services rendered to the Company in the amount of $36,000. In April 2004 the Company issued 200,000 shares of the Company common stock in connection with this agreement.

cc. On April 16, 2004, the Company and Basic Investors, Inc. entered into an agreement for services rendered to the Company in the amount of $72,000. In
April 2004, the Company issued 400,000 shares of the Company common stock in connection with this agreement.

dd. On March 4, 2004, the Company and Charter Capital Resources, Inc. entered into an agreement for services rendered to the Company in the amount of $12,500. In May 2004, the Company issued 100,000 shares of the Company common stock in connection with this agreement.

ee. On March 21, 2004 the Company and Clark Street Capital, entered into an agreement for services rendered to the Company in the amount of $72,000. In June 2004, the Company issued 400,000 shares of the Company common stock in connection with this agreement.

ff. On May 5, 2004, the Company issued to three employees 185,000 shares of the Company common stock valued at $25,900 in consideration for their respective commitments as employees of the Company.

gg. During the second quarter of 2004 the Company sold 840,000 shares of restricted common stock for $105,000 valued at $.125 per share, fair market value at the time of issuance.

hh. In August 2004, pursuant to a placement agent agreement dated May 3, 2004, the Company issued 250,000 shares of Company common stock to T&T Asset Management of Zurich, Switzerland in consideration of past services rendered to the Company in the amount of $31,250, all of which was expensed at September 30, 2004.

ii. On September 16, 2004, pursuant to a placement agent agreement dated September 1, 2004, the Company issued 125,000 shares of Company common stock to T&T Asset Management of Zurich, Switzerland in consideration of services rendered to the Company in the amount of $6,250.

jj. On September 17, 2004, pursuant to an amended and restated consulting services agreement dated September 7, 2004, the Company issued 100,000 shares of Company common stock to Basic Investors, Inc. to compensate them for past services rendered to the Company in the amount of $12,000 as full payment of the Company's debt, all of which was expensed at September 30, 2004. In return, Basic Investors returned to the Company 400,000 shares of Company common stock that was issued to Basic in April 2004 in consideration of services rendered to the Company in the amount of $72,000.

kk. On September 10, 2004, the Company and B C N Investments, L.L.C. entered into an agreement to compensate them for services rendered to the Company in the amount of $36,000 all of which was expensed at September 30, 2004. The Company issued 300,000 shares of the Company's common stock in connection with this agreement.

ll. On September 20, 2004, the Company and Commonwealth Holdings, Inc. entered into an agreement to compensate them for services rendered to the Company in the amount of $12,000 all of which was expensed at September 30, 2004. The Company issued 100,000 shares of the Company's common stock in connection with this agreement.

mm. During the third quarter of 2004, the Company sold 350,000 shares of restricted common stock for $43,750 valued at $.125 per share, fair market value at the time of issuance..

9. COMMITMENTS AND CONTINGENCIES

a. Executive Employment Agreement

         Effective March 11, 2003, the Company entered into an employment agreement with Peter Russo for three years with a renewal option upon mutual agreement. The agreement compensates Mr. Russo $10,800 per month. Additionally, Mr. Russo will receive an incentive of 1.5% of adjusted net profits beginning with the year 2003 and each fiscal year thereafter during the term of this agreement, payable in stock. This agreement and Mr. Russo's employment may be terminated by the Company at its discretion at any time after the initial term, provided that the Mr. Russo be paid six months of his base compensation then in effect. Effective June 11, 2003, Mr. Russo was appointed president and chief executive officer and in recognition of his new responsibilities agreed to compensation of $15,000 per month effective July 1, 2003. On September 20, 2004, Mr. Russo's employment agreement was amended by mutual agreement, and his monthly salary was reduced to $6,500 for the entire year 2004. In addition, he will be eligible for any incentive compensation program for senior executives that is established by the board of directors.

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

         The Company and Friedman executed an Addendum to the License Agreement (the "Addendum") in April 2003 that granted Friedman shares of the Company's common stock and a seat on the Company's board of directors. The Company issued Friedman 288,368 shares of common stock representing a value of $40,000 in consideration of Friedman executing and delivering of the license agreement. In November 2003, Friedman made a claim for additional shares of stock, citing the antidilution language in the Addendum. Friedman also required that its nominee be appointed to the Board of Directors.

         In light of the events that have effected the License Agreement, the Company notified Friedman on March 30, 2004, as provided in the License Agreement, terminating the License Agreement and the Addendum. The Company has taken the position that the termination of the License Agreement eliminates Friedman's right to a board seat.

         The Company has agreed to a settlement amount to be paid to Friedman in settlement of its claims against the Company, and expects to conclude the settlement in the near future.

(2) The Company and Delta Envirotech ("Licensee") entered into a license agreement permitting the licensee to utilize any and all technologies, licenses and permits acquired by the Company to develop environmental remediation projects. The license agreement included the Middle East, Africa, and the Far East. The current license agreement lapsed and a new license agreement is pending.

c.       Financing Agreement

         On July 8, 2003, the Company entered into an agreement with Rolan Jansen and Ivano Angelastri ("J&A") to introduce and arrange equity debt or other financing agreements with strategic partners, for the Company, or its affiliates for a finders fee of 6.0% to Rolan Jansen and 2.0% to Ivano Angelastri of the gross proceeds of the equity financing. For the nine months ended September 30, 2004, no financing was introduced to the Company in connection with this agreement.

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

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2003 we incurred a net loss of $1,249,509, because we had no revenue to offset operating expenses. During the fiscal year ended December 31, 2002 we incurred a net loss of $325,384 that was primarily attributable to bad debts in the aggregate amount of $96,625, consulting expenses of approximately $71,000 and professional fees in the approximate amount of $114,500. From inception (November 17, 1999) to December 31, 2003, we had a net loss of $1,789,400. For the nine months ended September 30, 2004, we incurred a net loss of $2,410,102.

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

2004 COMPARED TO 2003

The net loss increased from approximately $841,313 for the nine months ended September 30, 2003 to approximately $2,410,102 for the nine months ended September 30, 2004. The items of significant increase or decrease in the nine months ended September 30, 2004 over the comparable period of the prior year were $1,456,200 compensatory stock expense resulting from the issuance of warrants to purchase an aggregate of 6,630,000 of our common stock, as compared with no such expense in 2003, an increase in general and administrative expense from approximately $805,436 in 2003 to approximately $865,316 for the nine months ended September 30, 2004, and a decrease in interest expense from approximately $35,873 in 2003 to approximately $16,889 for the nine months ended September 30, 2004.

The net loss increased from approximately $244,743 for the three months ended September 30, 2003 to approximately $1,742,598 for the three months ended September 30, 2004. The items of significant increase or decrease in the three months ended September 30, 2004 over the comparable period of the prior year were $1,456,200 compensatory stock expense resulting from the issuance of warrants to purchase an aggregate of 6,630,000 shares of our common stock, as compared with no such expense in 2003,an increase in general and administrative expense from approximately $241,425 in 2003 to approximately $258,393 for the three months ended September 30, 2004, and an increase in interest expense from approximately $3,318 in 2003 to approximately $5,519 for the three months ended September 30, 2004.

PLAN OF OPERATION

Since the Change in Control, new Company management has embarked upon a new mission and strategic direction, by establishing joint venture subsidiaries and a limited partnership, primarily to establish business operations focused on providing construction and environmental technologies and services in Puerto Rico, the Middle East, Africa and the Far East.

Puerto Rico
The Company formed a majority owned joint venture in Puerto Rico to manage the construction and related activities required to build low income homes in Puerto Rico under the Federal Government's Section 124 low income housing program. In December 2003, the Company secured the purchase rights to 36 acres that are designated Section 124 eligible. Approximately 270 low-income homes are planned for construction on this property. The necessary building permits have been submitted for approval and a real estate agency has been hired to sell the homes planned for construction.

Middle East, Africa and Far East
We intend to establish local operating joint ventures in specific countries in the Middle East and the Far East primarily aimed at soil and water reclamation. The initial step of forming a strategic alliance leading to a joint venture has been established with a local organization in Saudi Arabia and Indonesia. The Company intends to provide environmental remediation services only in Africa as these projects are primarily funded by international financial institutions.

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

We are currently dependent on equity investments from private investors to pay our operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plans. Due to the fact that we have limited operations at this time, it is anticipated that our cash requirements will be limited, and that all necessary capital, to the extent required, will be provided by investors. We estimate that we will require approximately $400,000 in working capital for Puerto Rico, and $637,000 for our environmental activities in the Middle East and Indonesia. We anticipate that we will be required to raise capital in the approximate amount of $1,800,000 in the next 12 months in order to continue to fund our limited operations and to finance our planned business operations.

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock and debtto pay operating expenses.

At December 31, 2003, we had a working capital deficit of $623,423, and at September 30, 2004 we had a working deficit of $ 625,409, as compared with a working capital deficit of $411,625 at September 30, 2003. The increase in our working capital deficit in 2003 is a result of the net loss incurred during the year ended December 31, 2003 and the nine month period ended September 30, 2004. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock or debt for funding.

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

In the nine months ended September 30, 2004, we raised $186,250 of equity capital from private investors through the sale of common stock and $484,900 through the issuance of convertible notes to private investors.

ASSETS

At December 31, 2003, we had total assets of $84,702, and at September 30, 2004, we had total assets of $759,750, as compared to total assets of $466,210 at September 30, 2003. The increase in assets as of September 30, 2004, was due to an increase in cash, an increase in fixed assets, an investment in joint ventures, and capitalized construction costs.

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

We have agreed to a settlement amount to be paid to Friedman in settlement of its claims against the Company, and are expecting to conclude the settlement in the near future.

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

The Company is attempting to resolve this dispute. If Pisani prevails in a legal action against the Company, he may be entitled to, in additional to the principal amount and interest that he has received from the Company, shares of common stock as additional interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting of Stockholders on August 30, 2004, at the offices of the Company in Sellersville, Pennsylvania.

         (c) At the Annual Meeting, a total of 9,136,917 shares were present in person or by proxy out of 13,590,688 shares outstanding. The following is the result of stockholder voting on the proposals before the meeting:

                                                                 Abstentions/
       Proposal          Votes in Favor    Votes Against       Broker Nonvotes

Election of Peter F.       9,127,917             9,000                0
Russo as sole Director

Increase of Authorized     8,811,694           325,223                0
Common Stock to
100,000,000 shares

Authorization of New       5,060,746           321,023           0/3,755,148
Class of Preferred
Stock*

Adoption of 2004           5,317,384            39,385        25,000/3,755,148
Stock Option Plan
(10,000,000 shares)

-----------
* The proposal to authorize a new class of preferred stock was not approved. All other proposals were approved.


ITEM 5. OTHER INFORMATION

         Effective September 22, 2004, the Company entered into agreements with Peter F. Russo, its President and Chief Executive Officer, and Jerome Kindrachuk, its Vice President-International to modify their employment agreements with the Company. For the year 2004, Messrs. Russo and Kindrachuk agreed to a reduction in monthly salary to $6,500 and $6,000, respectively. In addition, their incentive compensation formula was eliminated but they will be eligible for any future incentive program for senior executives that is established by the board of directors. All other material provisions of their employment agreements remain in effect.

ITEM 6. Exhibits

3.1b Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended.

4.5 4% Convertible Promissory Note of the Company due May 2006 issued in the principal amount of $129,160 on May 12, 2004.

4.6 Convertible Promissory Note of the Company due May 2006 issued in the principal amount of $193,740 on May 12, 2004.

4.7 4% Convertible Promissory Note "A" of the Company due December 2006 issued in the principal amount of $157,000 on July 1, 2004.

4.8 4% Convertible Promissory Note "B" of the Company due January 2007 issued in the principal amount of $37,500 on July 16, 2004.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

                                                    DELTA MUTUAL, INC.


                                                    BY: /s/ Peter F. Russo
                                                        ------------------------
                                                        Peter F. Russo
                                                        President and Chief
                                                        Executive Officer

Dated: November 15, 2004

                                  EXHIBIT INDEX

3.1b Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended.

4.5 4% Convertible Promissory Note of the Company due May 2006 issued in the principal amount of $129,160 on May 12, 2004.

4.6 Convertible Promissory Note of the Company due May 2006 issued in the principal amount of $193,740 on May 12, 2004.

4.7 4% Convertible Promissory Note "A" of the Company due December 2006 issued in the principal amount of $157,000 on July 1, 2004.

4.8 4% Convertible Promissory Note "B" of the Company due January 2007 issued in the principal amount of $37,500 on July 16, 2004.

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