Form 10KSB
period 2004-12-31
DELTA MUTUAL INC
filed 2005-04-14
CIK 1112985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for its fiscal year ended December 31, 2004: $-0-

      Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of April 12, 2005: $9,863,574 (See Item 5)

      Number of shares outstanding of registrant's Common Stock, par value $.0001, as of April 12, 2005: 20,849,113 shares of Common Stock (See Item 11)

      Documents incorporated by reference: NONE

      Transitional Small Business  Disclosure Format (check one): Yes |_| No |X|

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

ITEM 1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the terms "the Company," "we," "our" and "us" refers to Delta Mutual, Inc., and, as the context requires, its consolidated subsidiaries.

GENERAL

         We were incorporated under the name Delta Mutual, Inc. on November 17, 1999, in the State of Delaware. We have established business operations focused on providing construction and environmental technologies and services to specific geographic areas in Puerto Rico, the Middle East, and the Far East.

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

         In April 2001, Kelcon, Inc. ("Kelcon"), a company newly organized for the purpose by Kenneth A. Martin, acquired a controlling interest in us with a view to acquiring the assets of Enterprises Solutions, Inc. ("Enterprises") pursuant to an Agreement of Sale in exchange for shares of our common stock. Due to the death of Enterprises' president, the Agreement of Sale with Enterprises was terminated. In November 2002, Kelcon contracted for the sale of its 450,000 shares of our common stock to Mr. Gary T. Robinson, a New York businessman, pursuant to an agreement providing for a total purchase price of $275,000 in a private transaction. Mr. Robinson paid $50,000 of the purchase price in connection with the execution of the purchase agreement. We have viewed this transaction as representing a change in control of the Company. On June 11, 2003, Mr. Robinson resigned as Chief Executive Officer and Mr. Peter F. Russo was appointed to that office. On November 28, 2003, Mr. Robinson resigned as a director.

Business Plan

         Since the change in control, new Company management has embarked upon a new mission and strategic direction, through the establishment of joint ventures and two limited partnerships. This structure is primarily for the establishment of business operations focused on providing construction and environmental technologies and services to specific geographic areas in Puerto Rico, the Middle East and the Far East. The Company, simultaneously, made a strategic decision to minimize its activities in Eastern Europe and to maintain a small passive investment in the area that can be expanded in the future should circumstances change.

         Access to technologies for our proposed environmental remediation and housing construction activities has been secured primarily through strategic alliance agreements with the manufacturers and/or patent license holders. These agreements enable the Company, in most cases, to utilize the technology holder as the sub-contractor for the projects thereby minimizing the need for Company trained employees.

         We have entered into strategic alliance agreements with several United States-based entities with technologies in the environmental technology field to support our activities in the Middle East and Far East.

         On March 18, 2003 we entered into a Letter Of Intent with Hi Tech Consulting and Construction, Inc. to form a joint venture to provide environmental technology services for certain business sectors located in the Middle East and Africa. The joint venture agreement was concluded January 14, 2004, and the joint venture company, Delta-Envirotech, Inc., is based in the Commonwealth of Virginia and incorporated in the State of Delaware.

Middle East

         On January 22, 2004, the Company announced the conclusion of a strategic alliance agreement between Delta-Envirotech, Inc. and ZAFF International, Ltd., an advanced technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to soil and water reclamation requirements in the Middle East. Under the terms of the agreement, the strategic alliance is to transition to a joint venture as soon as possible within the formation and registration process of Saudi Arabia. On December 1, 2004, the Company announced that ZAFF International, Ltd., Delta's strategic partner, received its operating license from the Saudi Arabia environmental authorities to employ all soil, refinery waste and waste water technologies held by Delta for environmental recovery projects. ZAFF International, Ltd. is one of the first companies to be granted a multi-technology environmental license in Saudi Arabia. The technologies that will be deployed are related centrifugal recovery of oil from shorelines, sludge pools and other collection areas, thermal removal of non-hydrocarbon contamination from soil and water and oxygenation wastewater recovery systems. We believe that the potential in the Middle East is significant for energy and water recovery projects.

Far East

         In April 2004, Delta-Envirotech, Inc. executed an agreement with the Indonesian government's technology authority, LIPI. The agreement outlines a joint cooperation between Delta-Envirotech, Inc. and a local Indonesian technology company to commence energy recovery and waste processing operations in Indonesia. The initial technology will be for separation of water and hydrocarbons through centrifuges, water cleaning using a reverse osmosis system, and removal of the remaining waste. Subsequent technology will be for the further centrifugal treatment of the recovered hydrocarbons to yield heavy pipeline grade crude oil. A local joint venture is being established to conduct the actual recovery and processing activities. The Company estimates a large market for environmental remediation in Indonesia, Malaysia, Singapore and the Philippines. Today, according to our estimates more than seven million tons of oil sludge are located in refineries, collection areas and storage pools in Indonesia.

Puerto Rico

         On January 20, 2004, the Company announced the formation of a joint venture project to develop government sponsored, Section 124 low income housing in the Commonwealth of Puerto Rico. The development, Brisas Del Atlantico, has been approved for development under Section 124 of the Puerto Rico Housing Authority (Vivendes), which provides for government subsidized low-income housing. The Company is the General Partner and majority owner of a limited partnership that is the majority shareholder of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The Company will use insulated concrete form technology (ICF) to construct the houses. This technology allows for stronger and less expensive construction than conventional concrete block. ICF also incorporates insulation in its basic design that must be added with conventional construction. The necessary building permits have been submitted for approval and a real estate agency has been hired to sell the homes planned for construction. Due to events related to the ballot recount in the Puerto Rico gubernatorial election held November 2, 2004, the election of a new governor was not certified until late December 2004. These events have delayed the Company's permit approval process. Currently, we expect the building permits to be approved and presale of the homes to begin in the third quarter of 2005.

         On December 9, 2004, the Company announced the formation of a second joint venture project to develop government sponsored, Section 124 low income housing in the Commonwealth of Puerto Rico. Using the same ownership structure as the first project, Delta Mutual, Inc. is the majority owner of Delta Developers Guayanilla Corp., a Puerto Rico corporation. The Company plans to build approximately 300 low income houses under Section 124. Demand for Section 124 low income housing exceeded 60,000 units, based on a 2000 study conducted for the Puerto Rico Bankers Association, which projected the shortage would continue to increase. The Company currently estimates the Section 124 low income housing market to be in excess of $6 billion.

COMPETITION

         Until we have successfully obtained the full amount of debt or equity financing required to fund our projected business operations, it is difficult to compete with large, well-capitalized companies for environmental remediation governmental or private sector contracts. Many of these contracts require significant up-front expenditures on behalf of the firm awarded the contract.

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

Our planned housing construction activities in Puerto Rico also face intense competition from larger, better-financed developers and construction companies.

EMPLOYEES

         Currently, we have five employees: Peter F. Russo, President and Chief Executive Officer; Martin G. Chilek, Vice President and Chief Financial Officer; Jerome Kindrachuk, Vice President--International; John Latza, Vice President-Puerto Rico Operations and Judith Dallas, Director, Administration. Assuming that we obtain the necessary funding to operate our planned businesses, we will hire several additional personnel to support our projected business operations.

RISK FACTORS

Our business is subject to numerous risk factors, including the following:

NO REVENUE AND MINIMAL ASSETS.

We have no revenues. The Company's ability to continue as a going concern is dependent upon its ability to obtain funds to meet its obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to obtain any additional financing or, if it is able to obtain additional financing, that such financing will be on favorable terms. The inability to obtain additional financing when needed would have a material adverse effect on operating results.

WE HAVE NOT OPERATED PROFITABLY SINCE INCEPTION, AND WE EXPECT TO INCUR LOSSES IN THE FUTURE. WE WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL.

Our operations have not generated any revenue nor are they profitable. We have incurred net operating losses from the formation of our company through December 31, 2004, of $5,710,099 and expect that we will continue to incur operating losses in the future. In 2004, we generated no revenue, incurred operating expenses of $1,848,078 and had a net loss of $3,920,699. As of April 12, 2005, we had approximately $7,500 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

         We will have to obtain significant additional capital to continue development of our proposed business. There is no assurance that we will be able to obtain sufficient capital to develop our proposed environmental remediation and housing businesses and market our services successfully.


WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

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

WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION FOR OUR PROPOSED ENVIRONMENTAL REMEDIATION OPERATIONS.

Each aspect of our proposed environmental remediation business is subject to significant international governmental and U.S. federal, state and local environmental regulations. No assurances can be given that such environmental laws or regulations, or that future changes in environmental laws, regulations, or interpretations currently applicable to the Company or changes in the nature of the Company's operations, will not adversely impact our proposed operations or have a material adverse effect on the financial condition, operations and liquidity of the Company.

AS A HOUSING DEVELOPER WE FACE ECONOMIC AND MARKET RISKS.

Many factors which are beyond our control will affect our proposed business as a developer of housing, including, among others, general economic and real estate market conditions, competitive factors, the availability and cost of borrowed funds, real estate tax rates, federal and state income tax laws, operating expenses (including maintenance and insurance), energy costs, government regulations, including delays in acquiring or our inability to acquire required permits, and potential liability under and changes in environmental and other laws, as well as the successful management of the properties.

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

WE DO NOT EXPECT TO PAY DIVIDENDS.

We have never paid dividends on our common stock. Current Company management anticipates that any earnings generated from our operations will be used to finance our working capital requirements, to develop services and products and for marketing. For the foreseeable future, cash dividends will not be paid to holders of our common stock.

VOLATILITY OF STOCK PRICE.

The market price of our common stock, as is the case for companies without established operations, is extremely volatile due to our uncertain future prospects and general market and economic conditions. During the fifteen month period ended April 12, 2005, the closing per share price of our common stock has fluctuated from $1.09 to $0.16 per share. Our common stock currently trades in the OTC Bulletin Board market.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease office space consisting of approximately 1,700 square feet in an office building located in Sellersville, Pennsylvania. We are obligated to pay a monthly rent of $650 as well as pay for the utilities serving the premises. Our lease is for a period of three years from March 1, 2003 to February 28, 2006. We anticipate that our current office space will accommodate our operations for the foreseeable future. We also rent, commencing in November 2004, an office located in McLean, Virginia consisting of approximately 150 square feet. We are obligated to pay a monthly rental of $1,100 under a month-to-month arrangement.

ITEM 3. LEGAL PROCEEDINGS.

We have no pending legal proceedings and are not aware of any threatened legal proceedings.

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


                                          High                          Low
                                         -----                         -----
2003:    1st Quarter                     2.80                          2.10
         2nd Quarter                     2.00                           .65
         3rd Quarter                     1.35                           .63
         4th Quarter                      .95                           .17

2004:    1st Quarter                     1.09                          0.49
         2nd Quarter                     0.79                          0.16
         3rd Quarter                     0.35                          0.17
         4th Quarter                     0.48                          0.17

2005:    1st Quarter                     0.69                          0.28


During the last two fiscal years, no cash dividends have been declared on Delta's common stock and current Company management does not anticipate that dividends will be paid in the foreseeable future. As of April 12, 2005, there were 77 record holders of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

---------------------------------------------------------------------------------------------------------------------
       Date              Title and Amount            Purchasers          Principal             Total Offering
                                                                         Underwriter         Price/Underwriting
                                                                                                  Discounts
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         100,000 shares of common   Private Investor             NA          $.50 per share/NA
                     stock
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         20,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.50 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         240,000 shares of common   Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.1667 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         100,000 shares of common   Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.25 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         100,000 shares of common   Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.25 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         288,638 shares of common   Licensee                     NA          Services under License
                     stock issued for                                                    Agreement valued at $.139
                     consulting services                                                 per share/NA
---------------------------------------------------------------------------------------------------------------------
May 23 and           800,000 shares of common   Private Investors            NA          Purchase of $250,000
September 5, 2003    stock                                                               principal amount note,
                                                                                         valued at $.3125 per
                                                                                         share/NA
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         50,000 shares of common    Private Investor             NA          Interest on loan valued at
                     stock, issued as payment                                            $.275 per share/NA
                     of interest on
                     outstanding debt
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         37,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.405 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         3,000 shares of common     Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.50 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         50,000 shares of common    Private Investor             NA          Interest on loan valued at
                     stock, issued as payment                                            $.333 per share/NA
                     of interest on
                     outstanding debt
---------------------------------------------------------------------------------------------------------------------
July 23, 2003        37,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.405 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
       Date            Title and Amount         Purchasers                Principal             Total Offering
                                                                         Underwriter         Price/Underwriting
                                                                                                  Discounts
---------------------------------------------------------------------------------------------------------------------
July 23, 2003        3,000 shares of common     Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.50 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
August 1, 2003       200,000 shares of common   Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.20 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
August 8, 2003       100,000 shares of common   Private Investor             NA          $.50 per share/NA
                     stock
---------------------------------------------------------------------------------------------------------------------
August 11, 2003      50,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.4375 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
August 11, 2003      25,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.4375 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
August 11, 2003      15,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.4375 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
August 11, 2003      10,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.4375 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
August 22, 2003      250,000 shares of common   Private Investor             NA          $.20 per share/NA
                     stock
---------------------------------------------------------------------------------------------------------------------
November 15, 2003    100,000 shares of common   Private Investor             NA          $.125 per share/NA
                     stock
---------------------------------------------------------------------------------------------------------------------
November 15, 2003    100,000 shares of common   Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.085 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
November 21, 2003    50,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.035 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
November 21, 2003    50,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.035 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
December 15, 2003    10,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.085 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
        Date             Title and Amount           Purchaser            Principal        Total Offering
                                                                        Underwriter      Price/Underwriting
                                                                                            Discounts
---------------------------------------------------------------------------------------------------------------------
                        50,000 shares of
January 14, 2004        common stock            Consultant                  NA         $.0825 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        400,000 shares of
January 24, 2004        common stock            Private Investor            NA         $.125 per share/NA
---------------------------------------------------------------------------------------------------------------------
February 11, 2004       400,000 shares of       Private Investor            NA         $.125 per share/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
                        200,000 shares of       Private Investor
February 18, 2004       common stock                                        NA         $.125 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        155,000 shares of       Consultant
February 25, 2004       common stock                                        NA         $.16 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        200,000 shares of       Consultant
February 25, 2004       common stock                                        NA         $.10 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        100,000 shares of       Private Investor
February 26, 2004       common stock                                        NA         $.125 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        140,000 shares of       Private Investor
February 27, 2004       common stock                                        NA         $.137 per share/NA
---------------------------------------------------------------------------------------------------------------------
March 2, 2004           200,000 shares of       Consultant                  NA         $.25 per share/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
                        30,000 shares of
March 31, 2004          common stock            Vendor                      NA         $.30 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        50,000 shares of
March 31, 2004          common stock            Consultant                  NA         $.0825 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        200,000 shares of
April 14, 2004          common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        400,000 shares of
April 16, 2004          common stock            Consultant                  NA         $.18/NA
---------------------------------------------------------------------------------------------------------------------
                        200,000 shares of
April 16, 2004          common stock            Consultant                  NA         $.18/NA
---------------------------------------------------------------------------------------------------------------------
                        100,000 shares of
May 5, 2004             common stock            Employee                    NA         $.14/NA
---------------------------------------------------------------------------------------------------------------------
                        60,000 shares of
May 5, 2004             common stock            Employee                    NA         $.14/NA
---------------------------------------------------------------------------------------------------------------------
                        25,000 shares of
May 5, 2004             common stock            Employee                    NA         $.14/NA
---------------------------------------------------------------------------------------------------------------------
                        35,000 shares of
May 5, 2004             common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        35,000 shares of
May 5, 2004             common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        200,00 shares of
May 6, 2004             common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        100,000 shares of
May 6, 2004             common stock            Consultant                  NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        100,000 shares of
May 11, 2004            common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        $193,740 principal      Private Investor            NA         $193,740/NA
                        amount of 4%
May 12, 2004            convertible note due
                        May 12, 2006
                        convertible into
                        1,549,920 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------
May 12, 2004            $129,160 principal      Private Investor            NA         $129,160/NA
                        amount of 4%
                        convertible note due
                        May 12, 2006
                        convertible into
                        1,033,280 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------
May 25, 2004            60,000 shares of        Private Investor            NA         $.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
        Date             Title and Amount           Purchaser            Principal        Total Offering
                                                                        Underwriter      Price/Underwriting
                                                                                            Discounts
---------------------------------------------------------------------------------------------------------------------
June 8, 2004            50,000 shares of        Private Investor            NA         $.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
                        50,000 shares of
June 10, 2004           common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        50,000 shares of
June 10,2004            common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        30,000 shares of
June 10,2004            common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        15,000 shares of
June 10,2004            common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        15,000 shares of
June 10,2004            common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        400,000 shares of
June 14, 2004           common stock            Private Investor            NA         $.18/NA
---------------------------------------------------------------------------------------------------------------------
July 1, 2004            $157,000  principal     Private Investor            NA         $157,000/NA
                        amount of 4%
                        convertible
                        promissory note due
                        December 31, 2006
                        convertible into
                        3,140,000 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------
July 16, 2004           $37,500 principal       Private Investor            NA         $37,500/NA
                        amount of 4%
                        convertible
                        promissory note due
                        January 16, 2007
                        convertible into
                        750,000 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------
August 18, 2004         50,000 shares of        Private Investor            NA         $.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
August 18, 2004         250,000 shares of       Consultant                  NA         $.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
AUGUST 30, 2004         100,000 shares of       Private Investor            NA         $.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
August 31, 2004         200,000 shares of       Private Investor            NA         $.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
September 7, 2004       100,000 shares of       Consultant                  NA         $.12/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
September 10, 2004      300,000 shares of       Consultant                  NA         $.12/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
September 16, 2004      125,000 shares of        Consultant                 NA         $.05/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
September 20, 2004      100,000 shares of        Consultant                 NA         $.12/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
September 20, 2004      $301,500 principal       Private Investors          NA         $301,500/NA
                        amount of 6%
                        convertible
                        promissory notes due
                        September 16, 2006,
                        convertible into an
                        aggregate of
                        6,030,000 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------
September 20, 2004      Warrants to purchase     Private Investors          NA         NA/NA
                        an aggregate of
                        6,030,000 shares of
                        common stock issued
                        in connection with
                        the sale of the 6%
                        convertible
                        promissory notes
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
September 23, 2004      $10,000 principal        Private Investor           NA         $10,000/NA
                        amount of 6%
                        convertible
                        promissory note due
                        September 22, 2006,
                        convertible into an
                        aggregate of 200,000
                        shares of common stock
---------------------------------------------------------------------------------------------------------------------
September 23, 2004      Warrants to purchase     Private Investor           NA         NA/NA
                        an aggregate of
                        200,000 share of
                        common stock issued
                        in connection with
                        the sale of the 6%
                        convertible
                        promissory note
---------------------------------------------------------------------------------------------------------------------
September 27, 2004      $20,000 principal        Private Investor           NA         $20,000/NA
                        amount of 6%
                        convertible
                        promissory note due
                        September 26, 2006,
                        convertible into an
                        aggregate of 400,000
                        shares of common stock
---------------------------------------------------------------------------------------------------------------------
September 27, 2004      Warrants to purchase     Private Investor           NA         NA/NA
                        an aggregate of
                        400,000 shares of
                        common stock issued
                        in connection with
                        the sale of the 6%
                        convertible
                        promissory note
---------------------------------------------------------------------------------------------------------------------
October 4,  2004        750,000 shares of        Consultant                 NA         $0.05/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
October 19, 2004        $25,000 principal        Private Investor           NA         $25,000/NA
                        amount of 6%
                        convertible promissory
                        note due October 18,
                        2006, convertible into
                        an aggregate of
                        500,000 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------
October 19, 2004        Warrants to purchase     Private investor           NA         NA/NA
                        an aggregate of
                        500,000 shares of
                        common stock issued in
                        connection with the
                        sale of the 6%
                        convertible promissory
                        note
---------------------------------------------------------------------------------------------------------------------
October 22, 2004        250,000 shares of        Consultant                 NA         $0.1415/NA
                        common stock

---------------------------------------------------------------------------------------------------------------------
November 2, 2004        $12,500 principal        Private investor           NA         $12,500/NA
                        amount of 6%
                        convertible promissory
                        note due November 1,
                        2006, convertible into
                        an aggregate of
                        250,000 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 1, 2004        250,000 shares of        Consultant                 NA         $0.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 2, 2004        Warrants to purchase     Private investor           NA         NA/NA
                        an aggregate of
                        250,000 shares of
                        common stock issued in
                        connection with the
                        sale of the 6%
                        convertible promissory
                        note
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
November 5, 2004        $25,000 principal        Private investor           NA         $25,000/NA
                        amount of 6%
                        convertible promissory
                        note due November 4,
                        2006, convertible into
                        an aggregate of
                        500,000 shares of
                        common
                        stock
---------------------------------------------------------------------------------------------------------------------
November 5, 2004        Warrants to purchase     Private investor           NA         NA/NA
                        an aggregate of
                        500,000 shares of
                        common stock issued in
                        connection with the
                        sale of the 6%
                        convertible promissory
                        note
---------------------------------------------------------------------------------------------------------------------
November 8, 2004        500,000 shares of
                        Common Stock issued      Private investor           NA         $25,000/NA
                        upon conversion of a
                        promissory note in the
                        principal amount of
                        $25,000
---------------------------------------------------------------------------------------------------------------------
November 9,2004         250,000 shares of        Consultant                 NA         $0.10/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 15, 2004       45,000 shares of         Consultant                 NA         $0.12/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 16, 2004       250,000 shares of        Consultant                 NA         $0.15/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 19, 2004       403,951 shares of        Private Investor           NA         $20,000/NA
                        common stock issued
                        upon conversion of a
                        promissory note in the
                        principal amount of
                        $20,000 (including
                        accrued interest)
---------------------------------------------------------------------------------------------------------------------
November 23, 2004       502,887 shares of        Private Investor           NA         $25,000/NA
                        common stock issued
                        upon conversion of a
                        promissory note in the
                        principal amount of
                        $25,000 (including
                        accrued interest)
---------------------------------------------------------------------------------------------------------------------
November 25, 2004       $50,000 principal        Private Investor           NA         $50,000/NA
                        amount of 6%             (settlement)
                        convertible promissory
                        notes due November 24,
                        2006, convertible into
                        an aggregate of 1,00000
                        shares of common stock
---------------------------------------------------------------------------------------------------------------------

November 25, 2004       Warrants to purchase an  Private Investor           NA         NA/NA
                        aggregate of 1,000,000   (settlement)
                        shares of common stock
                        issued in connection
                        with the sale of the 6%
                        convertible promissory
                        notes

---------------------------------------------------------------------------------------------------------------------
November 26, 2004       412,000 shares of        Private Investor           NA         $0.17/NA
                        common stock             (settlement)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
December 6, 2004        150,000 shares of         Private Investor          NA         $.10 per share/NA
                        common stock issued
                        upon exercise of
                        outstanding common
                        stock purchase warrant
---------------------------------------------------------------------------------------------------------------------
December 7, 2004        200,000 shares of         Private Investor          NA         $.10 per share/NA
                        common stock issued
                        upon exercise of
                        outstanding common
                        stock purchase warrant
---------------------------------------------------------------------------------------------------------------------
December 13, 2004       150,000 shares of         Private Investor          NA         $.10 per share/NA
                        common stock issued
                        upon exercise of
                        outstanding common
                        stock purchase warrant
---------------------------------------------------------------------------------------------------------------------
December 15, 2004       54,055 shares of          Private Investor          NA         $.185 per share/NA
                        common stock



---------------------------------------------------------------------------------------------------------------------
December 22, 2004       300,000 shares of         Private Investor          NA         $.10 per share/NA
                        common stock issued
                        upon exercise of
                        outstanding common
                        stock purchase warrant
---------------------------------------------------------------------------------------------------------------------

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

GENERAL

We were incorporated in the State of Delaware on November 17, 1999 and will require additional capital to execute our planned business operations.

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2004 we incurred a net loss of $3,920,699, because we had no revenue to offset operating expenses. The loss in fiscal 2004 was primarily attributable to general and administrative expenses of approximately $1,848,000 including professional fees in the approximate amount of $366,100, gain on minority interest share of consolidated losses of $101,644, write down of joint venture of $33,799, interest element of warrant issue of $2,112,500 and interest expense of about $28,000. From inception (November 17, 1999) to December 31, 2004, we had a net loss of $5,710,099.

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

2004 COMPARED TO 2003

The net loss increased from approximately $1,250,000 in 2003 to approximately $3,921,000 for the twelve months ended December 31, 2004.

The items of significant increase or decrease in the twelve months ended December 31, 2004 over the comparable period of the prior year were an increase in general and administrative expense from approximately $1,210,000 in 2003 to approximately $1,848,000, gain on minority share of consolidated losses of $101,644, write down of joint venture of $33,799, for the twelve months ended December 31, 2004, interest element of warrant issue of $2,112,500 and a decrease in interest expense from approximately $40,000 in 2003 to approximately $28,000 for the twelve months ended December 31, 2004.

PLAN OF OPERATION

We have established joint venture subsidiaries and two limited partnerships, primarily to establish business operations focused on providing construction and environmental technologies and services in Puerto Rico, the Middle East and the Far East.

Puerto Rico

The Company formed majority owned joint ventures in Puerto Rico to manage the construction and related activities required to build low income homes in Puerto Rico under the Federal Government's Section 124 low income housing program. In December 2003, the Company secured the purchase rights to 36 acres that are designated Section 124 eligible. Approximately 270 low income homes are planned for construction on this property. The necessary building permits have been submitted for approval and a real estate agency has been hired to sell the homes planned for construction. Due to events related to the ballot recount in the Puerto Rico gubernatorial election held November 2, 2004, the election of a new governor was not certified until late December 2004. These events have delayed the Company's permit approval process. Currently, we expect the building permits to be approved and presale of the homes to begin in the third quarter of 2005.

The Company formed a second majority owned joint venture in Puerto Rico in December 2004, to manage construction and related activities required to build approximately 300 additional homes under the Section 124 low income housing program. We secured the rights to an additional 40 acre tract for the second project in December, 2004.

Middle East and Far East

The Company intends to establish local operating joint ventures in specific countries in the Middle East and the Far East primarily aimed at soil and water reclamation primarily related to oil contamination recovery. The initial step of forming strategic alliances leading to joint ventures, has been established with local organizations in Saudi Arabia and Indonesia.

Central and Eastern Europe

The Company has made a strategic decision to minimize its activities in Eastern Europe and to maintain a small passive investment in the area that can be expanded in the future should circumstances change.

FUNDING

We are currently dependent on equity investments or borrowing from private investors to pay our operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plans. We anticipate that we will be required to raise capital in the approximate amount of $3,000,000 in the next 12 months in order to continue to fund our limited operations and to finance our planned business operations.

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock or debt to pay operating expenses.

At December 31, 2004 and 2003, we had working capital deficits of $370,546 and $623,423, respectively. The decrease in our working capital deficit is a result of the net loss incurred during the year ended December 31, 2004, partially offset by the increase in cash and refundable deposits. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon loans from private investors and private placements of our stock for funding.

In 2004, we raised $276,250 of equity capital, through the sale of 2,544,055 shares of common stock. In addition, we borrowed $961,400 from outside lenders to provide financing for our activities.

ASSETS

At December 31, 2004, we had total assets of $441,444, compared to total assets of $84,702 at December 31, 2003. The increase in assets as of December 31, 2004 was due to an increase in cash, an increase in deposits, an increase in fixed assets and capitalized pre-construction cost payments.

CRITICAL ACCOUNTING ISSUES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that effect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN No. 45 on January 1, 2003. The adoption of FIN No. 45 did not have a material impact on the Company's results of operations or financial position.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

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

In December 2003, the FASB issued SFAS No. 132(R), "Employer's Disclosure about Pensions and Other Postretirement Benefits" (revised). SFAS No. 132(R) retains disclosure requirements of the original SFAS No. 132(R) and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132(R) is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of SFAS No. 132(R) did not have a material effect on the Company's results of operations or financial position.

In November 2004 the FASB issued SFAS No. 151, an amendment to ARB No. 43 chapter 4 "Inventory Costs". SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153 an amendment of APB Opinion No. 29 "Exchanges of Nonmonetary Assets". SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers, deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB staff issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer as more fully described in Note 8 of Notes to Consolidated Financial Statements. The FSP is effective upon issuance. The adoption of FAS 109-2 could have a material effect on the Company's results of operations and financial position.

In December 2004, the Financial Accounting Standard Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" (revised), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. The statement also amends SFAS No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) is effective as to the Company as of the beginning of the first interim period that begins after June 15, 2005. The Company is currently evaluating its position and will make its determination to account for the compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's results of operations.

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

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures:

Based on their evaluation as of the close of the fiscal year covered by this report, Peter F. Russo, our Chief Executive Officer, and Martin G. Chilek, our Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-KSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Limitations on the effectiveness of controls:

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 8B. OTHER INFORMATION.

None
                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, the executive officers and director of Delta Mutual, Inc. were as follows:

NAME                          AGE                         TITLE(S)
----------                  --------                    ------------
Peter F. Russo                62                 President, CEO, Secretary and
                                                 Director

Martin G. Chilek              54                 Vice President, Chief
                                                 Financial Officer and Assistant
                                                 Secretary

Jerome Kindrachuk             60                 Vice President--International

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

Martin G. Chilek joined the Company as Vice President and CFO in January 2004. Prior to joining the Company, from June 2003 to December 2003, he was an independent consultant providing transitional management, strategic planning and financial management services to privately held and public companies. During the past five years, Mr. Chilek also served as Vice President-Operations of MicroTech Leasing Corporation from October 2000 through May 2003. From October 1999 through October 2000, Mr. Chilek was employed by Acquisitions Management Services, Inc., a merger and acquisitions services company, as Director of Business Development. Mr. Chilek filed for personal bankruptcy in February 2000, and discharged in July 2000, as a protective measure due to stockholder suits following the bankruptcy of U.S. Physicians, Inc. in October 1998. Mr. Chilek was Senior Vice President-Administration of U.S. Physicians, Inc. at the time it filed its petition in bankruptcy.

Jerome Kindrachuk joined the Company in July 2003 as Vice President-Finance and Administration and in January 2004 was appointed as Vice President-International and an officer of the Company. Prior to joining the Company, Mr. Kindrachuk served, from March 2002 to September 2002, as director of finance for CEVA International, Inc., a company that provided environmental services and technologies to countries in Central and Eastern Europe. From October 2002 to June 2003, Mr. Kindrachuk was a consultant to the Company for market penetration strategies in Eastern Europe. During the past five years, he also served as Chief Executive Officer of Winner Automotive Group from February 2000 to February 2002.

Our directors are elected by the stockholders and our officers are appointed by our board of directors. Our officers hold office until their successors are elected and qualified. Vacancies in our board are filled by the board itself. There are currently two vacancies on our board of directors.

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


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    Number      Transactions   Known Failures
                                    Of late     Not Timely     To File a
Name and principal position         Reports     Reported       Required Form
---------------------------        -----------  ------------   --------------
Peter F. Russo, President                            1

Martin G. Chilek, CFO                                1

Jerome Kindrachuk, Vice President                    1




ITEM 10. EXECUTIVE COMPENSATION


          Annual  Compensation                       Awards                            Payouts
-------------------------------------------------   --------------------------   ---------------------
(a)              (b)     (c)       (d)      (e)        (f)            (g)           (h)        (i)


Name                                        Other   Restricted     Securities
and              Year                      Annual     Stock        Underlying     LTIP       All Other
Principal               Salary    Bonus     Comp.     Awards        Options/     Payouts       Comp.
Position         (1)      ($)      ($)      ($)        ($)          SARs(#)        ($)          ($)
-------------    ----   -------   -----    ------   ----------     ----------    ------      ---------
Peter F.         2004   $57,588                       $9,000
Russo            2003   $31,800                       $6,000                                   $31,938
President (2)

Martin G.
Chilek           2004   $64,700                      $16,000

Jerome
Kindrachuk       2004   $42,738                       $9,000                                   $13,612

Gary T.          2003                     $20,000    $93,625
Robinson (2)

(1)   Fiscal years ended December 31, 2003 and 2004.
(2) The other compensation for Peter F. Russo was fees for consulting work completed prior to his employment. The restricted stock value for Gary T. Robinson was for compensation earned during his tenure as CEO.

None of our officers or directors received any compensation for services from our date of inception (November 17, 1999) to December 31, 2002.

EMPLOYMENT AGREEMENTS

On March 11, 2003, we entered into a contract with Peter F. Russo to serve as President. It provides for three years' employment from March 11, 2003, at a salary of $10,000 per month through June 30, 2003, and $15,000 per month thereafter, payable in bi-monthly installments, plus benefits. An Amendment was made to the contract to reduce his compensation to $6,500 per month effective January 1, 2004. We also have an employment contract with Jerome Kindrachuk, effective July 2003 prior to Mr. Kindrachuk's appointment as an officer of the Company. It provides for three years' employment from July 1, 2003, at a salary of $10,000 per month, payable in bi-monthly installments, plus benefits. An amendment was made to the contract to reduce compensation to $6,000 per month effective January 1, 2004. All other officers are employed by us on an at will basis, and the terms and conditions of employment are subject to change.

DIRECTORS' COMPENSATION

We do not compensate directors in their capacity as such nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

COMPENSATION PLANS

STOCK OPTION PLANS

In December 2001, the Company's stockholders approved a stock option plan entitled the 2001 Employee Stock Option Plan (the "2001 Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance, and in August 2004, our stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of December 31, 2004, 613,000 shares of common stock remained available for issuance of options under the 2001 Plan; as of March 28, 2005, all shares under that Plan had been issued.

The 2004 Plan authorizes the Board of Directors (the "Board"), or a committee comprised of non-employee directors ("Committee"), to grant, over a 10-year period, options to purchase up to 10,000,000 shares of the Company's common stock. Persons eligible to receive options under the Plan include key employees and directors who are also employees of the Company or any subsidiary, and consultants to the Company or any subsidiary, as determined by the Board or Committee. The persons to be granted options under the Plan and the number and purchase price of the shares represented by each option, the time or times at which the options may be exercised, and the terms and provisions of each option (which need not be uniform for all options) will be determined by the Board or Committee. The purchase price per share may not be less than 100% of the fair market value of the Company's stock at the time of grant. The purchase price may be paid in cash or common stock of the Company held for at least six months with a market value equal to that of the shares being acquired or, in the discretion of the board or committee, any combination of these. Options granted under the Plan may be in the form of "incentive stock options" which qualify as such under
Section 422 of the Internal Revenue Code or non-qualified stock options which do not meet the criteria for incentive stock options under Section 422. The tax treatment afforded stock options qualifying as incentive stock options is generally more favorable to employees than that afforded to non-qualified stock options, in that the exercise of an incentive stock option does not require the optionee to recognize income for federal income tax purposes at the time of exercise. (The difference between the exercise price of the incentive stock option and the fair market value of the stock at the time of purchase is, however, an item of tax preference which may require payment of an alternative minimum tax.)

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

The 2004 Plan gives the Board the power to issue a restricted stock award to an Employee representing shares of Common Stock that are issued subject to such restrictions on transfer and other incidents of ownership and such forfeiture conditions as the Board may determine ("Restricted Shares"). In connection with issuance of any Restricted Shares, the Board may (but shall not be obligated to) require the payment of a specified purchase price (which price may be less than Fair Market Value as defined in the Plan).

We have not adopted any other deferred compensation, pension, profit sharing, stock option plan or programs for the benefit of our officers or employees. During the second quarter of 2003, the Company established a health insurance benefit plan that is offered to all employees. During the third quarter of 2004, the Company made a dental insurance plan available to all employees.

Option/SAR Grants in Last Fiscal Year

Individual Grants

----------------------------------------------------------------------------------------------------------
         (a)                  (b)                   (c)                      (d)                (e)
                           Number of             Percent of             Exercise or
                           Securities              Total                 Base Price          Expiration
        Name               Underlying           Options/SARSs              ($/Sh)               Date
                           Options/SARS          Granted to
                             Granted            Employee in
                                                Fiscal Year
----------------------------------------------------------------------------------------------------------
Peter F. Russo (1)         2,500,000                38.5                     $0.25           11/19/09
----------------------------------------------------------------------------------------------------------
Martin G. Chilek           1,750,000                26.9                     $0.25           11/19/09
(2)
----------------------------------------------------------------------------------------------------------
Jerome Kindrachuk            750,000                11.5                     $0.25           11/19/09
(3)
----------------------------------------------------------------------------------------------------------

(1) The options are exercisable as to 16 percent of the shares covered by each option immediately upon grant of the option; the option grant became exercisable as to an additional 16 percent on January 3, 2005; and becomes exercisable as to an additional 68 percent on January 3, 2006.

(2) The options are exercisable as to 23 percent of the shares covered by each option immediately upon grant of the option; the option grant became exercisable as to an additional 23 percent on January 3, 2005; and becomes exercisable as to an additional 54 percent on January 3, 2006.

(3) The options are exercisable as to 33 percent of the shares covered by each option immediately upon grant of the option; the option grant became exercisable as to an additional 33 percent on January 3, 2005; and becomes exercisable as to an additional 33 percent on January 3, 2006.

     The following table summarizes the number and value of unexercised options held by our executive officers as of December 31, 2004.

FISCAL YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                       Number of Securities     Value of Unexercised
                                                                       Underlying Unexercised   in-the-Money Option/
                                                                       Options/SARS At          SARs at Fiscal
                                                                       Fiscal Year-End (#)      Year-End ($)
                             Shares Acquired on                        Exercisable/             Exercisable/
Name                         Exercise (#)         Value Realized ($)   Unexercisable            Unexercisable
--------------------------- -------------------- --------------------- ------------------------ ----------------------
Peter F. Russo                    -                    -               2,500,000/0              1,200,000/0
                                                                       400,000/2,100,000        192,000/1,008,000
Martin G. Chilek                                                       1,750,000/0              840,000/0
                                                                       400,000/1,350,000        192,000/648,000
Jerome Kindrachuk                                                      750,000/0                360,000/0
                                                                       250,000/500,000          120,000/240,000

      The above value has been calculated based on closing price of the common stock as quoted on the OTC Bulletin Board on December 31, 2004.

No officer or director exercised any options in the fiscal year ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of April 12, 2005, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owner                    Number of Shares Owned       Percentage**
                                                             Beneficially
Peter F. Russo                                                900,000(1)                 4.16

Martin G. Chilek                                              900,000(2)                 4.16

Jerome A. Kindrachuk                                          600,000(3)                 2.81

All Officers and Directors as a Group                          2,400,000                10.46

T&T Asset Management                                         2,925,000(4)               13.21

J. Friedman & Sons                                           2,700,638(5)               11.82

United Charities of America                                  1,202,877(6)                5.63

Sophie Angelastri                                            1,840,751(7)                8.26

Nice Holdings, Ltd.                                          2,400,000 (8)              10.32

Neil Berman                                                  6,255,120(9)               23.83

Ivano Angelastri                                             1,400,000(10)               6.71

The Divergence Fund, LP                                      1,700,000(11)               7.54

** Based on 20,849,113 shares outstanding on April 12, 2005.

----------------

(1) In addition to 100,000 shares owned directly, Mr. Russo holds options expiring November 19, 2009 to purchase an aggregate of 2,500,000 shares of common stock at an exercise price of $.25 per share, of which options to purchase 800,000 shares are presently exercisable.

(2) In addition to 100,000 shares owned directly, Mr. Chilek holds options expiring November 19, 2009 to purchase an aggregate of 1,750,000 shares of common stock at an exercise price of $.25 per share, of which options to purchase 800,000 shares are presently exercisable.

(3) In addition to 100,000 shares owned directly, Mr. Kindrachuk holds options expiring November 19, 2009 to purchase an aggregate of 750,000 shares of common stock at an exercise price of $.25 per share, of which options to purchase 500,000 shares are presently exercisable.

(4) In addition to 1,625,000 shares owned directly, T&T Asset Management holds notes convertible into 800,000 shares of common stock at a conversion price of $0.05 per share and warrants expiring March 31, 2006 to purchase 500,000 shares of common stock at an exercise price of $0.10 per share.

(5) In addition to 700,638 shares owned directly, J.Friedman & Sons holds notes convertible into 1,000,000 shares of common stock at a conversion price of $0.05 per share and warrants expiring March 31, 2006 to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share.

(6) In addition to 702,877 shares owned directly, United Charities of America holds warrants expiring March 31, 2006 to purchase 500,000 shares of common stock at an exercise price of $0.10 per share.

(7) In addition to 403,951 shares owned directly, Ms. Angelastri holds notes convertible into 1,033,280 shares of common stock at a conversion price of $.125 per share and warrants expiring March 31, 2006 to purchase 400,000 shares of common stock at an exercise price of $0.10 per share. Ms. Angelastri disclaims any beneficial ownership of shares of common stock held by her husband Ivano Angelastri.

(8) Nice Holdings, Ltd., holds notes convertible into 1,200,000 shares of common stock at a conversion price of $0.05 per share and warrants expiring March 31, 2006 to purchase 1,200,000 shares of common stock at an exercise price of $0.10 per share.

(9) In addition to 855,200 shares owned directly, Neil Berman holds notes convertible into 1,549,920 shares of common stock at a conversion price of $0.125 per share, notes convertible into 3,620,000 shares at a conversion price of $0.05 per share, and warrants expiring March 31, 2006 to purchase 230,000 shares of common stock at an exercise price of $0.10 per share.

(10) Mr. Angelastri disclaims any beneficial ownership of shares of common stock, convertible notes and warrants held by his wife Sophie Angelastri. (11) The Divergence Fund, LP holds notes convertible into 1,000,000 shares of common stock at a conversion price of $0.05 per share and warrants expiring March 31, 2006 to purchase 700,000 shares of common stock at an exercise price of $0.10 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as of December 31, 2004.

----------------------------------------------------------------------------------------------------------------------
                                  (a)                          (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Plan category                     Number of securities to be   Weighted-average exercise    Number of securities
                                  issued upon exercise of      price of outstanding         remaining available for
                                  outstanding options,         options, warrants and        future issuance under
                                  warrants and rights          rights                       equity compensation plans
                                                                                            (excluding securities
                                                                                            reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans               6,500,000                      $0.25                      4,113,000
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                                   6,500,000                                                 4,113,000
----------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 6, 2003 the Company entered into a consulting agreement with M.U.R.G. LLC ("M.U.R.G."), a Florida-based real estate consulting firm. The consultant was to provide advisor services in connection with a proposed construction of approximately 500 homes in Puerto Rico by the Company. We advanced M.U.R.G. $100,000 against its future commission compensation and M.U.R.G. delivered to us its promissory note payable on demand with interest accruing at the rate of 5% per annum. Gary T. Robinson, Former Chief Executive Officer and Former Chairman of the Board, loaned the Company $100,000 that enabled us to make the advance to M.U.R.G. The project did not go forward and on June 16, 2003 Mr. Robinson agreed to assume the promissory note from M.U.R.G. and eliminate the loan amount due him from the Company.

On March 11, 2003, we entered into a contract with Peter F. Russo to serve as President. It provides for three years' employment from March 11, 2003, at a salary of $10,000 per month through June 30, 2003, and $15,000 per month thereafter, payable in bi-monthly installments, plus benefits. On September 20, 2004 the contract was amended to adjust the salary to $6,500 per month effective January 1, 2004. Certain benefits were also eliminated effective the same dates. We also have an employment contract with Jerome Kindrachuk effective July 2003, prior to Mr. Kindrachuk's appointment as an officer of the Company. It provides for three years' employment from July 1, 2003, at a salary of $10,000 per month, payable in bi-monthly installments, plus benefits. On September 22, 2004 the contract was amended to adjust salary to $6,000 per month effective January 1, 2004. Certain benefits were also eliminated effective the same dates.

During the first quarter of 2004, the Company paid consulting fees to Jerome Kindrachuk of $13,612 for services rendered prior to his employment. The following officers of the Company were issued shares of common stock under the 2001 Employee Stock Option Plan as follows:

-------------------------------------------------------------------------------------------------------------
Name                                  Date of Issuance              Number of Shs.        Per Share
                                                                                          Valuation
-------------------------------------------------------------------------------------------------------------
Peter F. Russo                        December 10, 2004             50,000                $0.18
-------------------------------------------------------------------------------------------------------------
Martin G. Chilek                      January 14, 2004              89,500                $0.078
                                      December 10, 2004             50,000                $0.18

-------------------------------------------------------------------------------------------------------------
Jerome Kindrachuk                     December 10, 2004             50,000                $0.18
-------------------------------------------------------------------------------------------------------------

ITEM 13. EXHIBITS.

Exhibit No.                 Description of Exhibits
------------     ---------------------------------------------------------------

3.1 Articles of Incorporation of the Company, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.1a Amendment to Certificate of Incorporation, filed September 1, 2004. Incorporated herein by reference to Exhibit 3.1a to the Company's Current Report on Form 8-K, filed with the Commission on September 3, 2004.


3.1b Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended. Incorporated herein by reference to
                 Exhibit 3.1b to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

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

4.2 Delta Mutual, Inc. 2001 Employee Stock Option Plan, as amended December 1, 2003.

4.2a Delta Mutual, Inc. 2004 Stock Option Plan. Incorporated herein by reference to Exhibit B to the Company's Definitive Proxy Statement, filed with the Commission on June 16, 2004.

4.3 Form of 6% Convertible Promissory Notes of the Company due 2006. Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the Commission on September 24, 2004.

4.4 Form of Warrants to purchase shares of Common Stock, of the Company issued to the purchasers of the Company's 6% Convertible Promissory Notes. Incorporated by reference to
                 Exhibit 4.4 to the Company's Current Report on Form 8-K, filed with the Commission on September 24, 2004.

4.5 4% Convertible Promissory Note of the Company due May 2006 issued in the principal amount of $129,160 on May 12, 2004. Incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

4.6 Convertible Promissory Note of the Company due May 2006 issued in the principal amount of $193,740 on May 12, 2004. Incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

4.7 4% Convertible Promissory Note "A" of the Company due December 2006 issued in the principal amount of $157,000 on July 1, 2004. Incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

4.8 4% Convertible Promissory Note "B" of the Company due January 2007 issued in the principal amount of $37,500 on July 16, 2004. Incorporated herein by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

4.9 6% Promissory note of the Company due December 2005 issued in the principal amount of $71,731.29 on March 22, 2005. Incorporated herein by reference to Exhibit 4.9 to the Company's current report on Form 8K filed with the Commission on March 25, 2005.

4.10 8% Promissory note of the Company due October 2, 2005 issued in the principal amount of $210,655.04 on April 5, 2004. Incorporated herein by reference to Exhibit 4.10 to the Company's current report on Form 8K filed with the Commission on April 11, 2005.

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

10.3             Promissory Note to Rosanne Solomon dated November 27, 2001.
                 Incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company's registration statement on Form S-4,filed with the Commission on November 30, 2001.

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

10.14 Agreement, dated August 29, 2003, between the Company and Burrows Consulting Inc. Incorporated herein reference to
                 Exhibit 10.10 to the Company's current report on Form 8-K, filed with the Commission on September 4, 2003.

10.15 Strategic Alliance Agreement, dated September 10, 2003, between Delta-Envirotech, Inc. and ZAFF International Ltd. Incorporated herein by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed with the Commission on January 22, 2004.

10.16 Agreement, dated January 14, 2004, by and between Delta Mutual, Inc. and Hi Tech Consulting and Construction, Inc. Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 6, 2004.

10.17 Agreement to Purchase Stock, dated January 14, 2004, between Delta Mutual, Inc. and Hi Tech Consulting and Construction, Inc., as sellers, and Ali Razmara, as purchaser. Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 6, 2004.

10.18            Consulting Agreement, dated as of March 21, 2004, between
                 Delta Mutual, Inc. and Clark Street Capital. Incorporated herein by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-QSB, filed May 19, 2004.

10.19 Consulting Services Agreement, dated as of April 16, 2004, between Delta Mutual, Inc. and Basic Investors, Inc. Incorporated herein by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB, filed May 19, 2004.

10.20 Memorandum of Understanding, dated as of March 17, 2004, by and between Delta-Envirotech, Inc., PT Faryan Nusantara and Crescent Aeronautical Technology. Incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB, filed May 19, 2004.

10.21 Agreement, dated April 5, 2004, Trans Indies Realty Investment Corporation and Delta Developers Corp. Incorporated herein by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB, filed August 12, 2004.

10.22 Term Sheet, dated May 12, 2004, among Delta Mutual, Inc., Neil Berman and Ivano Angelastri. Incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-QSB, filed August 12, 2004.

10.23 Term Sheet, dated July 1, 2004, between Delta Mutual, Inc. and Neil Berman. Incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-QSB, filed August 12, 2004.

10.24 Settlement Agreement and Mutual General Releases, dated November 26, 2004, between the Company and Joseph Friedman and Sons International, Inc. Incorporated herein by reference to
                 Exhibit 10.24 to the Company's Current Report on Form 8-K, filed with the Commission on December 2, 2004.

10.25 Delta Mutual, Inc. Code of Conduct and Business Ethics, filed herewith.

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

32.2             Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Aggregate fees for the last two years:

                                  2004             2003
                                  ----             ----

                                $75,116          $52,855

(2) Audit related fees:           2004             2003
                                  ----             ----

                                $72,704          $48,855


(3) Tax fees:
                                  2004             2003
                                  ----             ----

                                 $5,000           $4,000

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


DELTA MUTUAL, INC.

Dated: April 14, 2005


By:/s/ Peter F. Russo
   ------------------------------
Peter F. Russo
President, Chief Executive Officer and Director

By:/s/ Martin G. Chilek
   ------------------------------
Martin G. Chilek
Vice President and Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                    TITLE                      DATE
-----------------           -----------------           ---------------

/s/ Peter F. Russo
---------------------
Peter F. Russo                 President                 April 14, 2005
                               And Director

                DELTA MUTUAL, INC. AND CONSOLIDATED SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE

Accountant's Report                                                         F-1


Financial Statements:

    Consolidated Balance Sheet as of December 31, 2004                      F-2


    Consolidated Statement of Operations for the years ended
      December 31, 2004 and 2003                                            F-3


    Consolidated Statement of Stockholders' Deficiency as of
      December 31, 2004 and 2003, Respectively                              F-4


    Consolidated Statement of Cash Flows for the years ended
      December 31, 2004 and 2003.                                           F-5


    Notes to Consolidated Financial Statements                              F-6

                [LETTERHEAD OF WIENER, GOODMAN & COMPANY, P.C.)


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Delta Mutual Inc.


We have audited the accompanying consolidated balance sheets of Delta Mutual, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders deficiency and cash flows for each of the two years in the period ended December 31, 2004. These financial
statements   are  the   responsibility   of  the   Companys   management.   Our
responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Mutual, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WIENER, GOODMAN & COMPANY, P.C.
-----------------------------------
WIENER, GOODMAN & COMPANY, P.C.

Eatontown, New Jersey
March 30, 2005

                       DELTA MUTUAL INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           December 31
                                                   ---------------------------
                                                       2004            2003
                                                   ------------   ------------
  Current Assets:
            Cash                                   $    113,780   $     14,057
            Prepaid expenses                                 40          3,962
            Refundable deposits                         144,700         25,200
                                                   ------------   ------------
               Total Current Assets                     258,520         43,219

  Property & Equipment - net                              8,689          7,033
  Investment in joint ventures                                1         33,800
  Capitalized construction costs                        170,000             --
  Other assets                                            4,234            650
                                                   ------------   ------------
                    Total Assets                   $    441,444   $     84,702
                                                   ============   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

  Current Liabilities:
           Accounts payable                        $    202,929   $    186,592
           Accrued expenses                             426,137        265,286
           Loan due former officer/stockholder             --           56,364
           Loan to related parties                         --          122,000
           Due to related parties                          --           11,200
                                                   ------------   ------------
             Total Current Liabilities                  629,066        641,442

  Long term convertible debt                            891,400             --
                                                   ------------   ------------

                    Total Liabilities                 1,520,466        641,442
                                                   ------------   ------------

  Minority interest in consolidated subsidiaries        183,160            150


   Stockholders' Deficiency:
     Common stock $0.0001 par value -
           Authorized 100,000,000 shares;
           19,133,571 and 9,361,688  shares issued
           and outstanding, respectively                  1,913            936
     Additional paid-in-capital                       4,446,004      1,231,574
    Deficit accumulated during the
           development stage                         (5,710,099)    (1,789,400)
                                                   ------------   ------------

  Total Stockholders' Deficiency                     (1,262,182)      (556,890)
                                                   ------------   ------------

  TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                         $    441,444   $     84,702
                                                   ============   ============

 See notes to consolidated financial statements

                      DELTA MUTUAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                            Years Ended December 31,

                                             2004             2003
                                       ---------------   ---------------

  Revenue                              $            --   $            --
                                       ---------------   ---------------


  Costs and Expenses
      General and administrative
      expenses                               1,848,078         1,209,853
                                       ---------------   ---------------

   Loss from operations                     (1,848,078)       (1,209,853)
                                       ---------------   ---------------

   Minority interest share of loss
   of consolidated subsidiaries                101,644                --

   Write down of joint venture                 (33,799)               --

   Interest element of warrant issue        (2,112,500)               --

   Interest expense                            (27,966)          (39,656)
                                       ---------------   ---------------

   Loss before benefit
   from income taxes                        (3,920,699)       (1,249,509)

   Benefit from income taxes                        --                --
                                       ---------------   ---------------
   Net loss                            $    (3,920,699)   $   (1,249,509)
                                       ===============   ===============


   Loss per common share -
   basic and diluted                   $          0.28   $          0.19
                                       ===============   ===============

   Weighted average number of
   common shares outstanding -
   basic and diluted                        14,250,963         6,734,384
                                       ===============   ===============


    See notes to consolidated financial statements

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                            Number of        Common          Paid in                           Total
                                            Common           Stock           Capital
                                            Shares                                            Deficit
                                                                                              Accumulated
                                            -------------    -------------   -------------    -------------    -------------

Balance, January 1, 2003                          857,000    $          56   $     304,329    $    (539,891)   $    (235,476)
Issuance of common stock for interest             100,000               10          28,740             --             28,750
expense (valued at $0.275-$0.30 per
share)

Issuance of common stock for services             950,000               95         244,499             --            244,594
(valued at $0.035 - $0.50)

Issuance of common stock in lieu of               280,000               28          93,597             --             93,625
payment of officer loan (valued at
$0.334375 per share)

Sale of common stock (at $0.125 - $0.50)          450,000               45         112,455                           112,500

Issuance of common stock for investment            50,000                5           7,495             --              7,500
in joint venture (valued at $0.15 per
share)

Issuance of common stock for repayment            520,000               52         127,074             --            127,126
of debt (valued at $0.10 - $0.69336)

Stock split February 24, 2003 (five for         4,708,050              471            (471)            --                 --
one)

Issuance of common stock for license              288,638               28          39,972             --             40,000
agreement (valued at $0.138582 per share)

Issuance of common stock for promissory           800,000               80         249,920             --            250,000
note repayment (valued at $0.3125 per
share)

Issuance of common stock awards from the          358,000               36          23,964             --             24,000
Company's stock option plan (valued at
$0.067039 per share)

Net loss                                             --               --              --         (1,249,509)      (1,249,509)
                                            -------------    -------------   -------------    -------------    -------------

Balance, December 31, 2003                      9,361,688             936        1,231,574       (1,789,400)        (556,890)


See notes to consolidate financial statements

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued)

                                    Number of        Common           Paid in                            Total
                                    Common Shares    Stock            Capital
                                                                                       Deficit
                                                                                       Accumulated
                                    --------------   --------------   --------------   --------------    --------------

Issuance of common stock for             2,636,328              264          246,178             --             246,442
repayment and conversion for
debt and interest expense (valued
at $0.05 - $0.137 per share)

Issuance of common stock for             3,840,000              384          457,791             --             458,175
services (valued at $0.05 - $0.30
per share)

Sale of common stock (valued at          2,544,055              254          275,996             --             276,250
$0.05 - $0.18 per share)


Issuance of common stock for               412,000               41           69,999             --              70,040
settlement Agreement (valued at
$0.17 per share)

Issuance of common stock awards            339,500               34           51,966             --              52,000
from the Company's 2001 stock
option plan (valued at $0.078 -
$0.18 per share)

Issuance of common stock purchase             --               --          2,112,500             --           2,112,500
warrants in connection with the
proceeds from borrowings (valued
at $0.10 per share)

Net loss                                       --             --                 --       (3,920,699)       (3,920,699)
                                    --------------   --------------   --------------   --------------    --------------

Balance, December 31, 2004              19,133,571   $        1,913   $    4,446,004   $   (5,710,099)   $   (1,262,182)
                                    ==============   ==============   ==============   ==============    ==============

See notes to consolidated  financial statements

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Years Ended December 31
                                           --------------------------------
                                                2004               2003
                                           --------------    --------------
Cash flows from operating activities:
 Net loss                                  $   (3,920,699)   $   (1,249,509)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation                                       2,137             1,759
  on-cash compensation, including
  settlement and common stock awards              528,215           337,344
 Issuance of common stock awards                   52,000
 Minority interest share of losses
  of consolidated subsidiaries                    (101,644)             --

 Non-cash fair value of warrants                2,112,500               --
 Bad debt                                          47,521               --
 Write-down of joint venture                       33,799               --
 Changes in operating assets
  and liabilities                                (106,253)          429,666
                                           --------------    --------------
Net cash used in operating activities          (1,352,424)         (480,740)
                                           --------------    --------------

Cash flows from investing activities:
 Purchase of fixed assets                          (3,793)          (33,992)
 Advances to joint ventures                          --            (115,100)
 Advances to ESI                                     --
                                           --------------    --------------

Net cash used in
  Investing activities                             (3,793)         (149,092)
                                           --------------    --------------

Cash flows from financing activities:
 Proceeds from sale of common stock               276,250           112,500
 Proceeds from loans                                 --                  --
 Repayment of loans                                  --                  --
 Proceeds from minority interest                  284,654               150
 Proceeds from former officer
   and stockholder                                   --             515,383
 Repayment to former officer
   and stockholder                                (56,364)         (109,015)
 Proceeds from related parties                       --             187,000
 Repayment to related parties                     (10,000)          (65,000)
 Proceeds from convertible debt                   961,400                --
                                           --------------    --------------

 Net cash provided by
   financing activities                         1,455,940           641,018
                                           --------------    --------------

 Net increase in cash                              99,723            11,186
 Cash - Beginning of year                          14,057             2,871
                                           --------------    --------------
 Cash - End of year                        $      113,780    $       14,057
                                           ==============    ==============

                 See notes to consolidated financial statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                  Years Ended December 31,
                                           -----------------------------------
                                                2004                2003
                                           ---------------     ---------------
 Supplementary information:
   Cash paid during year for:
      Interest                             $        12,328     $
                                           ===============     ===============

      Income taxes                         $            --     $            --
                                           ===============     ===============
 Changes in operating assets and
   liabilities consists of:
  (Increase) in loan receivable            $       (51,221)    $            --
  (Increase) decrease  in prepaid expenses           3,922              (3,962)
  (Increase) decrease  in deposits                (119,500)                 --
   Increase in other assets                       (173,584)               (650)
   Increase in accounts payable
      and accrued expenses                         234,130             434,278
                                           ---------------     ---------------
                                           $      (106,253)    $       429,666
                                           ===============     ===============
 Non-cash financing activities:

 Issuance of common stock for
  promissory note                          $            --     $       250,000
                                           ===============     ===============

 Offset of note receivable and convertible
    debt in connection with termination
    Agreement                              $            --     $            --
                                           ===============     ===============

 Forgiveness of debt to former
      Shareholders                         $            --     $            --
                                           ===============     ===============

 Offset of note receivable to
   liquidate loan to officer               $            --     $       350,000
                                           ===============     ===============

 Issuance of common stock for debt         $        46,442     $       127,126
                                           ===============     ===============

 Issuance of common stock for investment
    in unconsolidated subsidiary           $            --              7,500
                                           ===============     ===============

 Issuance of common stock in lieu of
    payment of accrued expenses            $            --     $        93,625
                                           ===============     ===============

 See notes to consolidate financial statements

                               DELTA MUTUAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The Company's financial statements for the year ended December 31, 2004 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations. As of December 31, 2004 operations had commenced and, accordingly, the Company is no longer considered a development stage enterprise.

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

      The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing to achieve a level of sales adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its development activities and complete the proposed joint ventures. However, there is no assurance that additional capital will be obtained and the joint ventures will be profitable. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of uncertainties should the Company be unable to continue as a going concern.

      Business Plan

      Since the change in control, new Company management has embarked upon a new mission and strategic direction, through the establishment of joint ventures and a limited partnership. This structure is primarily for the establishment of business operations focused on providing construction and environmental technologies and services to specific geographic areas in Puerto Rico, the Middle East and the Far East. The Company, simultaneously, made a strategic decision to minimize its activities in Eastern Europe and to maintain a small passive investment in the area that can be expanded in the future should circumstances change.


      The Company has entered into strategic alliance agreements with several United States-based entities with technologies in the environmental technology field to support the Company's world wide activities.

      On March 18, 2003 the Company entered into a Letter of Intent with Hi Tech Consulting and Construction, Inc. to form a joint venture to provide environmental technology services for certain business sectors located in the Middle East and Africa. The joint venture agreement was finalized January 14, 2004, and the joint venture company, Delta-Envirotech, Inc., is based in the Commonwealth of Virginia and incorporated in the State of Delaware.

      Middle East

      On January 22, 2004, the Company announced a strategic alliance agreement between Delta-Envirotech, Inc. and ZAFF International, Ltd., a technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to soil and water reclamation requirements in the Middle East. On December 1, 2004, the Company announced that ZAFF International, Ltd., Delta's strategic partner, received its operating license from the Saudi Arabia environmental authorities to employ all soil, refinery waste and waste water technologies held by Delta for environmental recovery projects. ZAFF International, Ltd. is one of the first companies to be granted a multi-technology environmental license in Saudi Arabia.

      Far East

      In April 2004, Delta-Envirotech executed an agreement with the Indonesian government's technology authority, LIPI. The agreement outlines a joint cooperation between Delta-Envirotech, Inc. and a local Indonesian technology company to commence energy recovery and waste processing operations in Indonesia. A local joint venture is being established to conduct the actual recovery and processing activities.

      Puerto Rico

      On January 20, 2004, the Company announced the formation of a joint venture project to develop government sponsored, Section 124 low income housing in the Commonwealth of Puerto Rico. The development, Brisas Del Atlantico, has been approved for development under Section 124 of the Housing Department, which provides for government subsidized low-income housing. The Company is the General Partner and majority owner of a limited partnership that is the majority shareholder of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The necessary building permits have been submitted for approval and a real estate agency has been hired to sell the homes planned for construction. Due to events related to the ballot recount in the Puerto Rico gubernatorial election held November 2, 2004, the election of a new governor was not certified until late December 2004. These events have delayed the Company's permit approval process. Currently, the Company expects the building permits to be approved and presale of the homes to begin in the third quarter of 2005.

      On December 9, 2004, the Company announced the formation of a second joint venture project to develop government sponsored Section 124 low income housing in the Commonwealth of Puerto Rico using the same construction as the first project. The Company is the majority owner of Delta Developers Guayanilla Corp., a Puerto Rico corporation. The Company plans to build approximately 300 low income houses under Section 124.

      The Company is currently dependent on equity investments and/or loans from private investors to pay its operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities. In the event the Company is unable to obtain additional capital or funding it may be unable to pursue its business plans. Due to the fact that the company has limited operations at this time, it is anticipated that its cash requirements will be limited, and that all necessary capital, to the extent required, will be provided by investors. The Company anticipates that it will be required to raise capital in the amount of $3,000,000 in the next 12 months in order to continue to fund its limited operations and to finance its planned business operations. However there is no assurance that additional capital will be obtained and the joint ventures will be profitable.

      SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its majority - owned subsidiaries and joint ventures. The consolidated statements include 100 percent of the assets and liabilities of these subsidiaries and joint ventures and the ownership interests of minority participants are recorded as "Minority interests in consolidated subsidiaries". All intercompany transactions and balances have been eliminated.

      INVESTMENTS

      Long-term investments between 20% and 50% in associated companies are accounted for under the equity method and are included in Investment in Joint Ventures on the Company's balance sheet at December 31, 2004. Investments in associated companies where the Company has a controlling interest and exercises significant influence are consolidated with the Company's operations unless otherwise disclosed.

      USE OF ESTIMATES

      The preparation of consolidated financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those efforts.

      LOSS PER SHARE

      Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt and common stock purchase warrants. As of December 31, 2004, there were 13,953,200 potential common shares related to convertible debt issued by the Company and 8,080,000 potential common shares related to common stock purchase warrants issued by the Company. As of December 31, 2003, there were no potential common shares.

      REVENUE RECOGNITION ON CONSTRUCTION CONTRACTS

      The Company will recognize revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104 "Revenue Recognition Finance Statements" (SAB No. 104).

      Revenue and profits in construction contracts will be recorded under the percentage of completion method. Progress toward completion is measured using the cost to cost method. Under the cost to cost method, revenues and profits are recognized based on the ratio that costs incurred bear to total estimated costs. This method is subject to physical verification of actual progress towards completion. To date the Company has recognized no revenue as defined.

      EVALUATION OF LONG-LIVED ASSETS

      The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair market value and an impairment loss would be charged to operations in the period identified.

      DEPRECIATION AND AMORTIZATION

      Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

      STOCK OPTION PLAN

      The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". APB No. 25 requires the use of intrinsic value method, which measures compensation cost as the excess, if any, of the quoted price of the stock at the measurement date over the amount the employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-market-value based method of accounting had been applied as required by SFAS No. 123 "Accounting for Stock-Based Compensation".

      In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS
      No. 148 beginning with the year ended December 31, 2002. The Company grants stock options with exercise prices at fair market value at the date of grant. The Company will continue to account for stock-based employee compensation under recognition and measurement principle of APB Opinion No. 25 and related interpretations through December 15, 2005. Thereafter, the Company will account for stock-based compensation under SFAS No. 123(R). The Company is currently evaluating its position and will make a determination to account for the compensation costs either prospectively or retroactively at the time of adoption.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date of awards in 2004 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts included below:



       For the year ended
                                              December 31,
                                    --------------------------------
                                         2004               2003
                                    --------------    --------------

Net loss-as reported                $   (3,920,699)   $   (1,249,509)

  Deduct:  Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards,
  net of taxes                             406,250                --
                                    --------------    --------------

Net loss- pro forma                 $   (4,326,949)   $   (1,249,509)
                                    ==============    ==============

Loss per common share
  basic and diluted- as reported    $        (0.28)   $        (0.19)

Loss per common share
  basic and diluted - pro forma     $        (0.30)   $        (0.19)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average-average assumptions used for grants in 2004: dividends yield of 0%, expected volatility of 116% and expected life of 10 years. 6,500,000 options were granted during the year ended December 31, 2004, and there were no option grants in 2003.

      The Company is also authorized to issue shares of stock to its employees from its 2001 Employee Stock Option Plan. The Company expenses the issuance of stock awards in accordance with SFAS No. 123. Shares issued from the Plan are expensed at the time of issuance, as the common stock issued has no restrictions to the employees. The Company issued stock awards to five employees totaling 339,500 shares from the 2001 Plan during 2004 and 358,000 shares issued to four employees during 2003. The shares issued were at fair market value as compensation to employees. The Company recorded compensation expense of $52,000 and $24,000 and is included in the Company's statement of operations for the year ended December 31, 2004 and 2003, respectively.

      STOCK-BASED COMPENSATION

      The Company issues shares of its common stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the years ended December 31, 2004 and 2003 the Company issued 3,840,000 and 1,230,000 common shares respectively, and recorded compensation expense of $458,175, and $244,594 respectively, in connection with the issuance of these shares. In 2004, the Company issued 412,000 common shares and recorded $70,040 in settlement expenses in connection with the termination of a license agreement.

      The Company also granted 8,880,000 warrants to the various lenders to acquire the Company's common stock during the year ended December 31, 2004. The warrants are exercisable at a price per share of $0.10, which was below the fair market value at the time of the grant. The warrants may be exercised any time after issuance and expire March 31, 2006. During the year ended December 31, 2004, 800,000 warrants were exercised. There were no warrants issued during the year ended December 31, 2003.

      The fair value of the 8,880,000 warrants amount to $2,112,500 and was charged to operations and is included in interest element of warrant issuance in accompanying statement of operations for the year ended December 31, 2004.

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

      RECLASSIFICATIONS

      Certain reclassifications have been made to prior period amounts to conform to current year presentation.


      NEW FINANCIAL ACCOUNTING STANDARDS


      In December 2004, the Financial Accounting Standard Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" (revised), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. The statement also amends SFAS No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) is effective as to the Company as of the beginning of the first interim period that begins after June 15, 2005. The Company is currently evaluating its position and will make its determination to account for the compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's results of operations.

      In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers, deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's results of operations or financial position.

      In December 2004, the FASB staff issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer as more fully described in Note 8 of Notes to Consolidated Financial Statements. The FSP is effective upon issuance. The adoption of FAS 109-2 could have a material effect on the Company's results of operations and financial position.

      In December 2004, the FASB issued SFAS No. 153 an amendment of APB Opinion No. 29 "Exchanges of Nonmonetary Assets". SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

      In November, 2004 the FASB issued SFAS No. 151, an amendment to ARB No. 43 chapter 4 "Inventory Costs". SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material
      (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations or financial position.

      In December 2003, the FASB issued SFAS No. 132(R), "Employer's Disclosure about Pensions and Other Postretirement Benefits" (revised). SFAS No. 132(R) retains disclosure requirements of the original SFAS No. 132(R) and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132(R) is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of SFAS No. 132(R) did not have a material effect on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material effect on the Company's financial position.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN No. 46(R) (revised) to address certain FIN No. 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN No. 46(R) also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's results of operations or financial position.

      In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN No. 45 on January 1, 2003. The adoption of FIN No. 45 did not have a material impact on the Company's results of operations or financial position.

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

2.    REFUNDABLE DEPOSITS

                                                     December 31,
                                            -------------------------------
                                                 2004             2003
                                            --------------   --------------
      Deposits on land                      $       60,700   $       25,200
      Other joint venture deposits                  84,000               --
                                            --------------   --------------
                                            $      144,700   $       25,200
                                            ==============   ==============

3.    PROPERTY AND EQUIPMENT




                                                     December 31,
                                            -------------------------------
                                                 2004             2003
                                            --------------   --------------

      Equipment                             $        4,778   $          985
      Leasehold improvements                         7,807            7,807
                                            --------------   --------------
                                            $       12,585   $        8,792
      Less accumulated
      Depreciation                                  (3,896)          (1,759)
                                            --------------   --------------
                                            $        8,689   $        7,033
                                            ==============   ==============


      Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $2,137 and $1,759, respectively.

4.    DUE FROM CEVA INTERNATIONAL, INC.

      On June 17, 2003 the Company and Dr. Louis Rose entered into an agreement whereby Dr. Rose assigned all of his rights, title and interest in a promissory note from CEVA International, Inc. ("CEVA") in the amount of $250,000 to the Company in exchange for an aggregate of 800,000 shares of the Company's common stock. The note was guaranteed by Gary Robinson, formerly the Company's largest shareholder. CEVA did not pay the note and the Company exercised its right against the guarantor by reducing the amount owed on the revolving line of credit with Gary Robinson in the amount of $250,000. See Note 9 below.

5.    INVESTMENT IN JOINT VENTURES

      a) In December 2003, the Company formed a joint venture to develop government sponsored, Section 124, low income housing in the commonwealth of Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners, LP, that holds the majority share of Delta Developers Corp, a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The operations of the joint venture have been consolidated with the Company for the year ended December 31, 2004.

      During the year ended December 31, 2004, Neil Berman, an investor, purchased a 25% interest in Delta Development Partners, LP for $148,000.

      On October 6, 2004 the Company entered into a second joint venture agreement to develop government sponsored, Section 124 low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners II, LP, that holds the majority share of Delta Developers Guayanilla Corp, a Puerto Rico corporation formed to manage the construction and related activities required to build approximately 300 low income houses under
      Section 124. The operations of the joint venture have been consolidated with the Company for the year ended December 31, 2004.

      During the period October 6, 2004 through December 31, 2004, Ebony Finance, Ltd. and T & T Asset Management, investors, purchased a 4% interest from the existing partners in Delta Development Partners II, LP for $40,000.

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

      On January 14, 2004, Delta and Hi-Tech agreed to each sell 75 shares of the joint venture to Ali Razmara ("Razmara"), representing a ten (10%) percent interest, for $2. The transaction became effective July 14, 2004.

      On January 22, 2004, the Company announced the conclusion of a strategic alliance agreement between Delta-Envirotech, Inc. and ZAFF International, Ltd., an advanced technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to soil and water reclamation requirements in the Middle East.

      The operations of the joint venture have been consolidated with the Company for the year ending December 31, 2004 as the Company maintains effective control over the operations.

c) On May 1, 2003, the Company entered into a joint venture in Romania, forming a new Company, Delta TP Mediu, SRL. The joint venture, of which the Company owns 10%, was organized to primarily pursue the sourcing, treatment and processing of hydrocarbon based and other industrial residuals and, where possible, to create alternative fuels and raw materials for industrial use primarily in Romania. The Company invested $33,800 in the joint venture, consisting of $15,100 in cash, the issuance of 100,000 shares of common stock valued at $15,000 and a cash obligation of $11,200 to the joint venture which is included in the Due to Related Party amount on the Company's balance sheet at December 31, 2003. The Company made a strategic decision to minimize its activities in Eastern Europe and the investment has been written down to $1 and a charge was taken against operations in 2004.

d) On April 25, 2003, the Company entered into a letter of intent with Ms. Jamie Burrows and Burrows Consulting, Inc., a Texas based corporation (collectively referred to as "Burrows") to form a joint venture company to be known as Delta Specialty Services based in Houston, Texas and was to engage in providing waste remediation technologies and services on a project basis to the United States Government, foreign governments and their respective departments, agencies, political sub-divisions as well as to private entities around the world. The funding commitments were not accomplished on the established timetable and the joint venture has not commenced operations and activities have ceased in this area. The Company expensed $75,000 that had been advanced to the joint venture and is included in the Company's statement of operations for the year ended December 31, 2003. No charges were incurred during 2004.

6.    CONVERTIBLE DEBT

a) On May 12, 2004, the Company issued two convertible notes in the principal amounts of $193,740 and $129,160, respectively, to a related party and the spouse of a related party. Each note is due May 12, 2006. Both notes bear interest of 4% per annum and are convertible into common stock at an initial conversion price of $0.125 per share. Interest expense for the year ended December 31, 2004 amounted to $6,617 and was included in accrued expenses on the Company's balance sheet at December 31, 2004.


b) On July 1, 2004, the Company issued a convertible note to a related party for $157,000 due December 31, 2006. The note bears interest of 4% per annum and are convertible into common stock at an initial conversion price of $0.05 per share. On January 7, 2005, the Company issued 500,000 shares of common stock as partial repayment of $25,000 of the principal amount of the note. Interest expense for the year ended December 31, 2004 amounted to $3,165 and was included in accrued expenses on the Company's balance sheet at December 31, 2004.


c) On July 16, 2004, the Company issued a convertible note to a related party for $37,500 due January 16, 2007. The note bears interest of 4% per annum and is convertible into common stock at an initial conversion price of $0.05 per share. Interest expense for the year ended December 31, 2004 amounted to $682 and was included in accrued expenses on the Company's balance sheet at December 31, 2004.


d) On September 20, 2004, the Company issued a series of convertible notes to various lenders in the aggregate amount of $301,500 with a maturity date of September 16, 2006. Of the aggregate principal amount $71,500 was issued to three related parties. The notes bear interest of 6% per annum and are convertible into common stock at an initial conversion price of $0.05 per share. On November 19, 2004, the Company issued 400,000 shares of common stock to one of the lenders as repayment of the principal amount of a $20,000 convertible note issued by the Company on September 20, 2004. The Company paid the interest on the note of $198 by issuing the lender an additional 3,951 shares of common stock. Interest expense for the year ended December 31, 2004 amounted to $4,918 and $4,220 was included in the accrued expenses on the Company's balance sheet at December 31, 2004.

e) On September 23 and September 27, 2004, the Company issued two convertible notes in the principal amounts of $10,000 and $20,000, respectively, to two related parties.. The notes are due September 22, 2006 and September 26, 2006, respectively. Each note bears interest of 6% per annum and is convertible into common stock at an initial conversion price of $0.05 per share. Interest expense for the year ended December 31, 2004 amounted to $475 and was included in accrued expenses on the Company's balance sheet at December 31, 2004.


f) On October 19, 2004, the Company issued a convertible note to a related party for $25,000 due October 18, 2006. The note bears interest of 6% per annum and is convertible into common stock at an initial conversion price of $0.05 per share. On November 23, 2004, the Company repaid the principal amount of this note by issuing 500,000 shares of common stock. The Company paid the interest on the note of $144 by issuing the lender an additional 2,877 shares of common stock.

g) On November 2 and November 5, 2004, the Company issued two convertible notes in the principal amounts of $12,500 and $25,000, respectively, to two lenders, one of whom was a related party. The notes are due November 1, 2006 and November 4, 2006 respectively. Each note bears interest of 6% per annum and is convertible into common stock at an initial conversion price of $0.05 per share. On November 8, 2004, the Company repaid the $25,000 note by issuing 500,000 shares of common stock with interest paid in cash. On January 3, 2005, the Company repaid the $12,500 note by issuing 250,000 shares of common stock. The Company paid the interest of $127 by issuing the lender an additional 2,542 shares of common stock.

h) On November 26, 2004, the Company entered into a settlement agreement and mutual release with a stockholder. As part of the settlement amount the Company issued a convertible note for $50,000 due on November 24, 2006. The note bears interest of 6% per annum and is convertible into common stock at an initial conversion price of $0.05 per share.

i) At December 31, 2004, the Company's outstanding convertible notes were convertible into 13,953,200 shares of common stock.

      The following table shows the maturities by year of the total long-term convertible debt obligations at December 31:

                                            2005        $         --
                                            2006             853,900
                                            2007              37,500
                                                        ------------
                                                        $    891,400
                                                        ============

7.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                Years Ended
                                                December 31,
                                         ---------------------------
                                              2004           2003
                                         ------------   ------------

              Professional fees          $     50,000   $     20,000
              Consulting fees                    --           61,500
              Interest expense                 16,077         10,598
              Payroll expense                 125,110           --
              Payroll expense officers        214,149        158,224
              Payroll tax expense              20,801         14,964
                                         ------------   ------------
                                         $    426,137   $    265,286
                                         ============   ============

8.    LOAN RECEIVABLE - FORMER OFFICER/SHAREHOLDER

      During 2003, the Company entered into a revolving credit agreement with Gary Robinson ("Robinson"), the former Chairman and Chief Executive Officer of the Company, in the amount of $300,000. The credit agreement bears interest at 4.2%. Robinson advanced the Company $515,383 and the Company repaid Robinson $109,515 through December 31, 2004.

      In March 2003, the Company entered into a consulting agreement with M.U.R.G. and advanced M.U.R.G. $100,000 against future compensation in the form of a promissory note. The project did not go forward and on June 16, 2003, Robinson agreed to assume the promissory note from M.U.R.G. and reduce the amount due him.

      On March 4, 2004, the Company paid $121,508 to David Green ("Green"), which constituted full and complete repayment of a $100,000 loan made by Green to Robinson. The loan was secured by a pledge of the Company's common stock. The Company offset the payment to Green against the amount due Robinson.

      The Company recorded  interest expense of $425 and $7,986 on the revolving
      line  of  credit  for  the  years  ended   December  31,  2004  and  2003,
      respectively.

      After adjustments for expense reimbursements and interest due Robinson and offsets as noted above, Robinson owed the Company $51,221 as of December 31, 2004. The full amount of the receivable has been reserved as a potential bad debt.

9.    LOANS FROM RELATED PARTIES

a) On January 7, 2003, the Company borrowed $15,000 from Michael Pisani ("Pisani") a stockholder of the Company. Pisani received 50,000 shares of common stock (valued at fair market value) which represented the payment of interest accruing on the unpaid principle balance through January 27, 2003, the maturity date. The Company recorded interest expense of $ 15,000 in 2003 for the issuance of the shares.

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

      In March, 2004 the Company repaid the principal and interest due under the terms of the amended note. Pisani, through counsel, has informed the Company that, by accepting repayment, he does not prejudice his position regarding the validity of the original note. The Company is attempting to resolve this dispute. If the matter can not be resolved and Pisani prevails in a legal action against the Company, Pisani may be entitled to, in addition to the principal amount and interest that he has received from the Company, shares of common stock as additional interest.

      The Company recorded interest expense of $1,599 and $16,600 for the years ended December 31, 2004 and 2003, respectively, and $1,600 was included in the accrued expense on the Company's balance sheet at December 31, 2003.

b) On May 15, 2003 the Company borrowed $12,000 from Michael Fasci, ("Fasci") a stockholder of the Company. Fasci received 50,000 common shares of common stock which represented the payment of interest through May 26, 2003, the maturity date. The Company recorded interest expense in the amount of $13,750 and $6,705 for the years ended December 31, 2004 and 2003, respectively. On February 27, 2004 the Company issued 140,000 shares of common stock (valued at fair market value) in repayment of the loan, interest, penalty and expenses amounting to $19,100. $840 was included in the accrued expense on the Company's balance sheet at December 31, 2003.

c) On October 17, 2003 the company borrowed $60,000 from Mitchell Rosenthal, a shareholder of the Company, with interest at the rate of six percent (6%) per annum. The note was repaid in December 2003 through conversion of security that was posted against the loan by Gary T. Robinson on behalf of the Company. The Company recorded interest expense of $156 for the year ended December 31, 2003.

d) On December 30, 2003 the Company borrowed $50,000 from Edward Tuccio, a shareholder of the Company. The note was due December 29, 2004 with interest at six percent (6%) per annum. The note was converted on February 11, 2004 into 500,000 shares of common stock (valued at fair market value). The Company recorded accrued interest expense of $168 for the year ended December 31, 2004 The Company did not expense any interest for the year ended December 31, 2003.

e) On December 11, 2003 the Company borrowed $50,000 from Neil Jones, a shareholder of the Company. The note was due December 16, 2004 with interest at six percent (6%) per annum. The Company recorded interest expense of $112 and $63 for the year ended December 31, 2004 and 2003, respectively. Accrued interest is in the amount of $132 is included in the Company balance sheet at December 31, 2003. The note was converted into 500,000 shares of common stock on January 24, 2004.

10.   MINORITY INTERESTS

      Minority interests primarily consist of ownership interest in Delta-Envirotech, Inc., Delta Development Partners, L.P., Delta Development Partners II, L.P., Delta Developers Corp. and Delta Developers Guayanilla, Corp. The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the twelve months ended December 31, 2004. There are losses for the minority interests in excess of the $101,644 attributed to the minority interests due to basis limitations. In future periods, the profits attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's balance sheet represents the minority interests as of December 31, 2004.

      The following  represents a schedule of minority  interests as of December
      31,

                                                 2004            2003
                                             ------------   ------------
        Delta Development Partners L.P.      $    143,010   $        --
        Delta Development Partners II, L.P         40,000            --
        Delta Developers Guayanilla, Corp.            150            --
        Delta Developers Corp.                       --              150
        Delta-Envirotech, Inc.                       --              --
                                             ------------   ------------
                                             $    183,160   $        150
                                             ============   ============

11.   STOCKHOLDER'S DEFICIENCY

a. On January 12, 2003, the Company entered into an agreement with Kenneth Martin, the Company's former controlling shareholder, to compensate him for past services rendered to the Company in the amount of $12,454, of which was accrued at December 31, 2002. The Company issued 30,000 shares of common stock registered pursuant to a Form S-8 registration statement in full payment of the Company's debt.

b. On February 4, 2003, the Company and J. Dapray Muir, Esq. ( the Company's previous attorney) entered into an agreement to compensate him for past services rendered to the Company in the amount of $34,669, all of which was accrued at December 31, 2002. The Company issued 50,000 shares of common stock, registered pursuant to a Form S-8 registration statement in full payment of the Company's debt.

c. On February 24, 2003 the Board of Directors effected a forward stock split of five to one. All references to common stock after that date reflect the forward stock split.

d. On February 3, 2003, the Company and Peter Russo, an executive of the Company, entered into an agreement to compensate him for past services rendered to the Company in the amount $20,000, all of which was accrued at December 31, 2002. The Company issued 40,000 shares of common stock registered pursuant to a Form S-8 registration statement in full payment of the Company's debt

e. On February 10, 2003, the Company and Jerome Kindrachuk, an executive of the Company, entered into an agreement to compensate him for past services rendered to the Company in the amount of $20,000, all of which was accrued at December 31, 2002. The Company issued 200,000 shares of common stock in full payment of the Company's debt in February 2003.

f. On April 29, 2003, the Company and Peter Russo, the CEO of the Company, entered into an agreement to compensate him in recognition of his commitment for services in the amount of $22,500. The Company issued 100,000 shares of common stock in full payment of this debt.

g. On April 29, 2003, the Company and Jerry Kindrachuk, an executive of the Company, entered into an agreement to compensate him in recognition of his commitment for services in the amount of $22,500. The Company issued 100,000 shares of common stock in full payment of this debt.

h. On April 29, 2003 the Company and Steven L. Gray, entered into an agreement to compensate him for past services rendered to the Company in the amount of $50,000. The Company issued 100,000 shares of common stock in full payment of this debt.

i. On April 29, 2003, the Company and Kevin Forcier, entered into an agreement to compensate him for past services rendered to the Company in the amount of $10,000. The Company issued 20,000 shares of common stock in full payment of this debt.

j. On April 29, 2003, the Company and T&T Asset Management of Zurich, Switzerland, entered into an agreement to compensate them for past services rendered in the amount of $50,000. The Company issued 240,000 shares of common stock in full payment of this debt.

k. On June 30, and July 23, 2003, the Company and Michael Kahn, entered into an agreements to compensate him for past services rendered to the Company in the amount of $16,500 and $16,500 respectively. The Company issued 80,000 shares of common stock in full payment of this debt.

l. On July 1, 2003, the Company entered into an agreement with Gary Robinson, a stockholder, former CEO and former chairman, to compensate him for past services rendered to the Company in the amount of $93,625, the fair value of the services. The Company issued 280,000 shares of common stock registered pursuant to a Form S-8 registration statement in full payment of the Company's debt.

m. On August 8, 2003 the Company and Joseph Tomasek entered into an agreement to compensate him for past services rendered in the amount of $40,000. The Company issued 200,000 shares of common stock in full payment of this debt.

n. On August 8, 2003, the Company and a private investor entered into an agreement for the purchase by the investor of 100,000 shares of common stock for $50,000.

o. On August 11, 2003, the Company and Joy Miller entered into an agreement for compensation of services to the Company in the amount of $43,750. The Company issued 100,000 shares of common stock in full payment of this debt.

p. On August 22, 2003, the Company and a private investor entered into an agreement for the purchase by the investor of 250,000 shares of common stock for $50,000.

q. On October 21, 2003, the Company entered into agreements for compensation for services with Nela Pavaliou and Business Centres International, Inc. in the amount of $1,750 for each. The Company issued 50,000 shares of common stock in full payment of this debt.

r. On November 15, 2003, the Company and Neil Berman entered into an agreement for the purchase by Mr. Berman of 100,000 shares of common stock for $12,500.

      On November 15 and December 15, 2003 the Company and Neil Berman entered into consulting agreements with compensation for consulting of $8,500 and $850 respectively. The Company issued 100,000 and 10,000 shares of common stock respectively in full payment of this debt.

s. On January 14, 2004, the Company and David Razmara, entered into an agreement to compensate him for past services rendered to the Company in the amount of $4,125, all of which was accrued at December 31, 2003. The Company issued 50,000 shares of common stock in full payment of this debt.

t. In February 2004, the Company sold to a private investor 300,000 shares of restricted common stock for $37,500, valued at $.125 per share, fair market value at the time of issuance.

u. The Company and Citrus Land and Development Company entered into an agreement for services rendered to the Company in the amount of $25,000. In February 2004, the Company issued 355,000 shares of common stock in connection with this agreement.

v. On March 31, 2004 the Company and MicroCap, Inc. entered into an agreement for services rendered to the Company in the amount of $9,000. The Company issued 30,000 shares of common stock in connection with this agreement.

w. The Company and Kenneth Martin entered into an agreement to compensate him for past services in the amount of $50,000, all of which was accrued at December 31, 2003. In March 2004, the Company issued 200,000 shares of common stock in full payment of this debt.

x. On March 31, 2004, pursuant to a joint venture agreement dated January 14, 2004, the Company issued 50,000 shares of common stock to David Razmara in consideration of services rendered to the joint venture in the amount of $4,125.

y. On April 16, 2004, the Company and Burton Lasalle Capital Corporation, entered into an agreement for services rendered to the Company in the amount of $36,000. In April 2004 the Company issued 200,000 shares of common stock in connection with this agreement.

z. On April 16, 2004, the Company and Basic Investors, Inc. entered into an agreement for services rendered to the Company in the amount of $72,000. In April 2004, the Company issued 400,000 shares of common stock in connection with this agreement.

aa. On March 4, 2004, the Company and Charter Capital Resources, Inc. entered into an agreement for services rendered to the Company in the amount of $12,500. In May 2004, the Company issued 100,000 shares of common stock in connection with this agreement.

bb. On March 21, 2004 the Company and Clark Street Capital, entered into an agreement for services rendered to the Company in the amount of $72,000. In June 2004, the Company issued 400,000 shares of common stock in connection with this agreement.

cc. On April 5, 2004, the Company and Inna Turney, through her assignee Business Centres International, entered into an agreement for services rendered to the Company in the amount of $7,500. In April 2004, the Company issued 50,000 shares of common stock in full settlement of this debt.

dd. On May 5, 2004, the Company issued to three employees an aggregate of 185,000 shares of common stock valued at $25,900 in consideration for their respective commitments as employees of the Company.

ee. During the second quarter of 2004 the Company sold 840,000 shares of restricted common stock for $105,000 valued at $.125 per share, fair market value at the time of issuance.

ff. In August 2004, pursuant to a placement agent agreement dated May 3, 2004, the Company issued 250,000 shares of common stock to T&T Asset Management of Zurich, Switzerland in consideration of past services rendered to the Company in the amount of $31,250, all of which was expensed at September 30, 2004.

gg. On September 16, 2004, pursuant to a placement agent agreement dated September 1, 2004, the Company issued 125,000 shares of common stock to T&T Asset Management of Zurich, Switzerland in consideration of services rendered to the Company in the amount of $6,250.

hh. On September 17, 2004, pursuant to an amended and restated consulting services agreement dated September 7, 2004, the Company issued 100,000 shares of common stock to Basic Investors, Inc. for past services rendered to the Company in the amount of $12,000 as full payment of the Company's debt, all of which was expensed at September 30, 2004. In return, Basic Investors returned to the Company 400,000 shares of common stock that was issued to Basic in April 2004 in consideration of services rendered to the Company in the amount of $72,000.

ii. On September 10, 2004, the Company and B C N Investments, L.L.C. entered into an agreement for services rendered to the Company in the amount of $36,000 all of which was expensed at September 30, 2004. The Company issued 300,000 shares of common stock in connection with this agreement.

jj. On September 20, 2004, the Company and Commonwealth Holdings, Inc. entered into an agreement for services rendered to the Company in the amount of $12,000 all of which was expensed at September 30, 2004. The Company issued 100,000 shares of common stock in connection with this agreement.

kk. During the third quarter of 2004, the Company sold 350,000 shares of restricted common stock for $43,750 valued at $.125 per share, fair market value at the time of issuance.

ll. On October 4, 2004, pursuant to an agreement dated May 3, 2004, the Company issued 750,000 shares of common stock to Ebony Finance Ltd. of Zurich, Switzerland in consideration of past services rendered to the Company in the amount of $37,500, all of which was expensed during the year ended December 31, 2004.

mm. On October 22, 2004, the Company and VarGrowth Corp., Inc. entered into an agreement for services rendered to the Company in the amount of $35,375, all of which was expensed during the year ended December 31, 2004. The Company issued 250,000 shares of common stock in connection with this agreement.

nn. On November 1, 2004, the Company and Consulting Medical Management entered into an agreement for services rendered to the Company in the amount of $31,250, all of which was expensed during the year ended December 31, 2004. The Company issued 250,000 shares of common stock in connection with this agreement.

oo. On November 9, 2004, the Company and Michael Schantz entered into an agreement for services rendered to the Company in the amount of $25,000, all of which was expensed during the year ended December 31, 2004. The Company issued 250,000 shares of common stock in connection with this agreement.

pp. On November 15, 2004, pursuant to a monthly retainer agreement dated August 15, 2004, the Company issued 45,000 shares of common stock to Focus Partners LLC in consideration of past services rendered to the Company in the amount of $5,400, all of which was expensed during the year ended December 31, 2004.

qq. On November 16, 2004, pursuant to an advisory agreement dated June 7, 2004, the Company issued 250,000 shares of common stock to Constellation Capital Corp. in consideration of past services rendered to the Company in the amount of $37,500, all of which was expensed during the year ended December 31, 2004.

rr. On November 26, 2004, pursuant to a settlement agreement and mutual general release, the Company issued 412,000 shares of common stock to Joseph Friedman and Sons International, Inc. ("Friedman"), a stockholder of the Company, in respect of the complete release provided by Friedman to the Company as contained in the settlement agreement. The consideration for the release was in the amount of $70,040, all of which was expensed during the year ended December 31, 2004.

ss. In December 2004, the Company issued 800,000 shares of its common stock through the exercise of the Company's common stock warrants, held by four warrant holders, at an exercise price of $0.10 per share.

tt. During the fourth quarter of 2004, the Company sold 54,055 shares of its restricted common stock for $10,000, valued at $0.185 per share, fair market value at the time of issuance.

12.   INCOME TAXES

      The liability method, prescribed by SFAS No. 109, "Accounting for Income Taxes", is used by the Company in accounting for income taxes. Under this method, deferred tax assets and liabilities are based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

      During the year ended December 31, 2004, the Company recorded a deferred tax asset associated with its net operating loss ("NOL") carryforwards of approximately $5,120,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future. The Company's NOL carryforward expires beginning in 2010 through 2017.

      There is no provision for income taxes for the years ended December 31, 2004 and 2003 as there was no taxable income in either year.

      The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

                                                December 31, 2004                 December 31, 2003
                                       --------------------------------- ---------------------------------
                                        Temporary         Tax             Temporary            Tax
                                        Difference        Effect          Difference           Effect
                                       --------------    --------------   --------------    --------------
      Gross deferred tax asset         $    5,120,000         $ 1,74000   $      608,000    $      207,000
       resulting from net operating
       loss carryforward
      Valuation allowance                  (5,120,000)       (1,740,000)        (608,000)         (207,000)
                                       --------------    --------------   --------------    --------------

       Net deferred income tax asset   $         --      $         --     $         --      $         --
                                       ==============    ==============   ==============    ==============

      The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                        For the Year Ended
                                          December 31,
                                       ---------------------
                                         2004         2003
                                       --------     --------
      Federal income tax rate               34%          34%
      Valuation allowance on net
      operating loss carryforward          (34)%        (34)%
          Effective income tax rate          0%           0%
                                       ========     ========

13.   STOCK OPTION PLANS

      In December 2001, the Company's stockholders approved a stock option plan entitled the 2001 Employee Stock Option Plan (the "2001 Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance. In August 2004, the Company's stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of December 31, 2004, 613,000 shares of common stock remained available for issuance of options under the 2001 Plan and 3,500,000 shares of common stock remained available for issuance of options under the 2004 Plan. As of March 28, 2005, all shares under the 2001 Plan had been issued.

      A summary of the status of the Company's options and stock awards under the Plans as of December 31, 2004, and changes during the year then ended, is presented below:

                                            2004                    2003
                                     ----------------    ----------------
                                            Weighted-           Weighted-
                                            Average             Average
                                            Exercise            Exercise
                                     Shares Price        Shares Price
                                     ----------------    ----------------   ----------------    ----------------
    Options out-
      standing, begin-
      ning of year                               --      $           --                 --      $           --
      Options granted                       6,500,000    $           0.25               --      $           --
      Options exercised                          --      $           --                 --      $           --
      Stock awards granted                    429,000    $         0.1375            358,000    $          0.067
      Stock awards issued                    (429,000)   $         0.1375           (358,000)   $          0.067
      Options cancelled/expired                  --      $           --                 --      $           --
                                     ----------------    ----------------   ----------------    ----------------
    Options out-
       standing, end
       of year                              6,500,000    $           0.25               --      $           --
                                                                            ================    ================
    Options price
       range at end
       of year                       $           0.25
    Options price
       range for
       exercised
       shares                                    --
    Options available
       for grant at end
       of year                              4,113,000                             1,642,000
    Weighted-
       average fair
       value of options
       granted during the
       year                          $           0.25                       $           --


      The following table summarizes information about fixed price stock options outstanding December 31, 2004.


                                                  Weighted-
                              Number Out-          Average             Weighted-            Number                Weighted-
          Range of            standing at        Remaining             Average           Exercisable at           Average
         Exercise             December 31,        Contractual          Exercise           December 31,            Exercise
          Prices               2004                 Life                Price                2004                   Price
      -----------------    -----------------   -----------------   -----------------   -----------------     -----------------
      $0.25                    6,500,000           9                 $0.25                1,600,000                 $0.25



      A summary of the status of the Company's Stock Purchase Warrants as of December 31, 2004, and changes during the year is then presented below:


                                                             2004                                2003
                                                 -------------------------------   -------------------------------
                                                                    Weighted-                       Weighted-
                                                                    Average                         Average
                                                                    Exercise                        Exercise
                                                    Shares          Price               Shares      Price
                                                 --------------   --------------   --------------   --------------
  Warrants out-
           Standing, beginning of
           Year                                            --     $          --           --        $         --
   Warrants granted                                   8,880,000   $         0.10          --        $         --
   Warrants exercised                                  (800,000)  $         0.10          --        $         --
   Warrants cancelled/expired                            --       $         --            --        $         --
                                                 --------------   --------------   --------------   --------------

   Warrants outstanding, end of year                  8,080,000   $         0.10          --        $         --
                                                 ==============   ==============   ==============   ==============
  Warrant price range at
              end of year                                         $        0.10                     $         --
  Warrant price range for
              exercised shares                                    $        0.10                     $         --
  Weighted-average fair value of
           warrants granted below market value
           during the year                                        $        0.24                     $         --

      The following table summarizes information about fixed price warrants outstanding at December 31, 2004.

                                                Weighted-
                            Number Out-          Average          Weighted-           Number          Weighted-
       Range of             standing at          Remaining       Average           Exercisable at     Average
       Exercise              December 31,        Contractual     Exercise          December 31,      Exercise
         Prices               2004               Life            Price               2004              Price
      ----------------     --------------     -------------     ----------       --------------     ----------
        $0.10               8,080,000               2            $0.10                8,080,000          $0.10


14.   COMMITMENTS AND CONTINGENCIES

a.    Executive Employment Agreements

      Effective March 11, 2003, the Company entered into an employment agreement with Peter Russo for three years with a renewal option upon mutual agreement. The agreement compensates Mr. Russo $10,800 per month. Additionally, Mr. Russo will receive an incentive of 1.5% of adjusted net profits beginning with the year 2003 and each fiscal year thereafter during the term of this agreement, payable in stock. For the year ended December 31, 2004 and 2003 no incentive payments were made or accrued as the Company recorded a loss each year. This agreement and Mr. Russo's employment may be terminated by the Company at its discretion at any time after the initial term, provided that the Mr. Russo be paid six months of his base compensation then in effect. Effective June 11, 2003, Mr. Russo was appointed president and chief executive officer of the Company and in recognition of his new responsibilities agreed to compensation of $15,000 per month effective July 1, 2003. On September 20, 2004, Mr. Russo's employment agreement was amended by mutual agreement, and his monthly salary was reduced to $6,500 effective January 1, 2004. In addition, he will be eligible for any incentive compensation program for senior executives that is established by the board of directors. During the years ending December 31, 2004 and 2003, Mr. Russo earned $78,000 and $120,000, respectively. At December 31, 2004 and 2003, the Company owed Mr. Russo $121,887 and $98,224, respectively, in accrued salary and the amounts are included in accrued expenses on the Company's balance sheet.

      Effective July 1, 2003 and prior to his appointment as a Company officer, the Company entered into an employment agreement with Jerome Kindrachuk, for three years with a renewal option upon mutual agreement. The agreement compensates Mr. Kindrachuk $10,000 per month. The agreement and Mr. Kindrachuk's employment may be terminated by the Company at its discretion at any time after the initial term, provided that Mr. Kindrachuk be paid six months of his base compensation then in effect. On September 22, 2004, Mr. Kindrachuk's employment agreement was amended by mutual agreement, and his monthly salary was reduced to $6,000 effective January 1, 2004. In addition, he will be eligible for any incentive compensation program for senior executives that is established by the board of directors. During the years ending December 31, 2004 and 2003, Mr. Kindrachuk earned compensation of $72,000 and $60,000, respectively. At December 31, 2004 and 2003, the Company owed Mr. Kindrachuk $92,262 and $60,000, respectively, in accrued salary and the amounts are included in accrued expenses on the Company's balance sheet.

b.    License Agreements

      In April 2003, the Company entered into a License Agreement (the "License Agreement") with Joseph Friedman and Sons International, Inc. ("Friedman") where the Company licensed certain environmental technologies to Friedman in the territory of the Former Soviet Union. The License Agreement was predicated upon technologies that were assigned to the Company under a separate agreement with the technology owner. Due to actions taken against the technology owner by his creditors during the latter part of 2003, the technology owner lost his ability to assign the technologies to the Company. Accordingly, the Company was unable to convey these rights to Friedman.

      The Company and Friedman executed an Addendum to the License Agreement (the "Addendum") in April 2003. The Addendum contemplated the formation of joint ventures between the Company and Friedman to provide environmental services in the license territory under contracts obtained by Friedman, with the Company owning not less than 60% of any joint venture established. In consideration of the potential benefit to the Company (as majority owner of the joint ventures), it issued Friedman 288,368 shares of common stock valued at $40,000, with certain anti-dilution provisions. The Company also granted Friedman the right to nominate a member to its board of directors. In November 2003, Friedman made a claim for additional shares of common stock, citing the anti-dilution language of the Addendum. Friedman also requested that its nominee be appointed to the Company's board of directors.

      In light of the events that effected the License Agreement, the Company notified Friedman on March 30, 2004, as provided in the License Agreement, terminating the License Agreement and the Addendum. The Company took the position that the termination of the Addendum eliminated Friedman's right to a board seat.

      Effective November 26, 2004, the Company entered into a settlement agreement and mutual general release with Friedman (reference note number
      5) and as part of the settlement agreement the Company issued to Friedman a $50,000 principal amount 6% Convertible Promissory Note, due November
      24, 2006, initially convertible into 1,000,000 shares of Common Stock together with Warrants to purchase an additional 1,000,000 shares of Common Stock and issued 412,000 shares of Common Stock (Reference "Recent Sales of Unregistered Securities") in settlement of any and all claims made for additional shares attributable to the anti-dilution language and to forego the requirement of appointing a nominee to the Board.

      During the year ended December 31, 2004, the Company expensed warrants of $349,400 and stock valued at $70,040, in connection with the terminated license agreement.

c.    Financing Agreement

      On July 8, 2003, the Company entered into an agreement with Rolan Jansen and Ivano Angelastri ("J&A") to introduce and arrange equity, debt or other financing agreements with strategic partners, for the Company, or its affiliates for a finders fee of 6.0% to Rolan Jansen and 2.0% to Ivano Angelastri of the gross proceeds of the equity financing. For the year ended December 31, 2003, no financing was introduced to the Company in connection with this agreement.

d.    Investor Relations Agreements

      On August 15, 2004 the Company entered into an agreement with Focus Partners LLC ("Focus") for a month-to-month retainer, as its investor relations and strategic communications consultant. Focus received a fee of $19,060 for 2004 and restricted Common Stock in the amount of 45,000 shares (valued at $5,400) for the year 2004.

e.    Leases

      The Company entered in to a lease March 1, 2003 for a business office space. The lease will require the Company to pay certain executory costs (such as insurance and maintenance).

      Future minimum lease payments for the operating lease is as follows:

                                       Year Ending
                                       December 31,
                                  -------------------
                                  2005   $      7,800
                                  2006          1,300
                                  2007           --
                                         ------------
                                         $      9,100


      Rent expense was $7,800 and $6,662 for the years ended December 31, 2004 and 2003, respectively.

      In addition, the Company has a month-to-month lease on a business office in McLean, Virginia at a cost of $1,100 per month that began in November 2004. For the year 2004 the Company incurred expense of $2,200.

15.   SUBSEQUENT EVENTS

a.    On March 22, 2005,  the Company  issued to a related party a 6% Promissory
      Note in the principal amount of $71,731.29, with the principal and interest due in three equal installments with the final installment due at maturity, on December 20, 2005.

b. On April 5, 2005, the Company issued 8% Promissory Notes to private investors in the amount of $210,655.04, with the principal and interest due at maturity, on October 2, 2005.