Form 10QSB
period 2005-03-31
DELTA MUTUAL INC
filed 2005-05-20
CIK 1112985

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 16, 2005, there were 21,906,734 shares of Common Stock, $.0001 par value, outstanding.

                              DELTA MUTUAL, INC.

                                      INDEX


                                                                                  Page
Part I.  Financial Information                                                     1

      Item 1. Financial Statements                                                 1

Consolidated Balance Sheet as of March 31, 2005 (unaudited)                        2

Consolidated Statement of Operations for the Three Months Ended March 31, 2005
and 2004 (unaudited)                                                               3

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2005
and 2004 (unaudited)                                                               4-5

Notes to Unaudited Consolidated Financial Statements                               6

      Item 2. Management's Discussion and Analysis or Plan of Operation           18

      Item 3. Controls and Procedures                                              21

Part II. Other Information                                                         21

      Item 1. Legal Proceedings                                                    21

      Item 2. Changes in Securities

      Item 3. Defaults upon Senior Securities                                      22

      Item 4. Submission of Matters to a Vote of Security Holders                  22

      Item 5. Other Information                                                    22

      Item 6. Exhibits                                                             22

Signatures                                                                         22

--------------------------------------------------------------------------------
                                     Page ii

PART I. FINANCIAL INFORMATION

PART I. Financial Information

      Item 1. Financial Statements

            Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

            The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for the entire fiscal year or for any other period.


--------------------------------------------------------------------------------

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                     March 31,
                                                                    -----------
                                                                       2005
                                                                    -----------
                                                                    (Unaudited)
Current Assets:
     Cash                                                           $    13,788
     Employee advances                                                    1,000
     Prepaid expenses                                                    78,502
     Refundable deposits                                                 60,700
                                                                    -----------
           Total Current Assets                                         153,990

Fixed assets - net                                                        8,059

Investment in joint ventures                                                  1
Capitalized construction costs                                          170,000
Other assets                                                              3,526
                                                                    -----------
          TOTAL ASSETS                                              $   335,576
                                                                    ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Accounts payable                                               $   276,045
     Accrued expenses                                                   509,026
     Loan from stockholder                                               71,731
                                                                    -----------
          Total Current Liabilities                                     856,802
                                                                    -----------

Long term convertible debt                                              853,900
                                                                    -----------

TOTAL LIABILITIES                                                     1,710,702
                                                                    -----------

Minority interest in consolidated subsidiaries                          181,799
                                                                    -----------

Stockholders' Deficiency:
     Common stock $0.0001 par value - authorized
       100,000,000 shares;
       20,849,113 shares issued and outstanding                           2,085
     Additional paid-in-capital                                       4,587,010
     Accumulated deficit                                             (6,146,020)
                                                                    -----------
          Total Stockholders' Deficiency                             (1,556,925)
                                                                    -----------
          TOTAL LIABILITIES AND
            STOCKHOLDERS'  DEFICIENCY                               $   335,576
                                                                    ===========
See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------


Revenue                                            $         --    $         --
                                                   ------------    ------------

Costs and Expenses
     General and administrative
     expenses                                           375,993         279,504
                                                   ------------    ------------

     Loss from operations                              (375,993)       (279,504)
                                                   ------------    ------------

     Minority interest share of income/(loss)
     of consolidated subsidiaries                       (48,343)          8,609

     Writedown/loss from joint ventures                      --         (35,059)
     Interest expense                                   (11,584)         (8,372)
                                                   ------------    ------------
     Loss before benefit from income taxes             (435,920)       (314,326)
                                                   ------------    ------------

     Benefit from income taxes                               --              --
                                                   ------------    ------------

     Net loss                                      $   (435,920)   $   (314,326)
                                                   ============    ============

     Loss per common share -
       basic and diluted                           $      (0.02)   $      (0.03)
                                                   ============    ============

     Weighted average number of
       common shares outstanding-
       basic and diluted                             20,517,334      10,479,139
                                                   ============    ============

See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                      -----------------------
                                                        2005         2004
                                                      ---------    ---------
Cash flows from operating activities:
     Net loss                                         $(435,920)   $(314,326)
     Adjustment to reconcile net loss to
     net cash used in operating activities:
     Depreciation                                         1,338          439
     Non-cash employee compensation                      61,300      115,000
     Non-cash compensation                               12,250       42,250

     Writedown/loss from joint ventures                      --       35,059
     Minority interest in losses of consolidated
     subsidiaries                                        48,343       (8,609)
     Changes in operating assets
     and liabilities:                                   160,670     (150,885)
                                                      ---------    ---------
Net cash used in operating activities:                 (152,019)    (281,072)
                                                      ---------    ---------

Cash flows from investing activities:
     Proceeds from (repayments to) minority
     interests                                          (49,704)     148,000

     Advances to joint ventures                              --     (100,000)
                                                      ---------    ---------
Net cash (used in) provided by investing
activities                                              (49,704)      48,000
                                                      ---------    ---------
Cash flows from financing activities:
     Proceeds from sale of common stock                  30,000       37,500

     Proceeds from former officer and stockholder            --      284,400

     Repayment for former officer and stockholder            --      (56,364)

     Proceeds from related party                         71,731           --

     Repayment to related parties                            --      (10,000)
                                                      ---------    ---------
     Net cash provided by
       financing activities                             101,731      255,536
                                                      ---------    ---------

     Net increase  (decrease) in cash                   (99,992)      22,464
     Cash - Beginning of period                         113,780       14,057
                                                      ---------    ---------
     Cash - End of period                             $  13,788    $  36,521
                                                      =========    =========

See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                                                             Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                           2005         2004
                                                         ---------    ---------
Supplementary information:
  Cash paid during year for:
     Interest                                            $      --    $      --
                                                         =========    =========
     Income taxes                                        $      --    $      --
                                                         =========    =========

Changes in operating assets and liabilities
 consists of:
  (Increase) in loan receivable                          $      --    $ (51,221)

  (Increase) in employee advances                           (1,000)          --
  (Increase) decrease in prepaid expenses                  (78,462)       3,172

  Decrease in refundable deposits                           84,000           --
  (Increase) in other assets                                    --     (120,750)
  Increase in accounts payable
     and accrued expenses                                  156,132       60,164
                                                         ---------    ---------
                                                         $ 160,670    $(108,635)
                                                         =========    =========

Non-cash financing activities:
Issuance of common stock for debt                        $  37,500    $ 176,955
                                                         =========    =========
Issuance of common stock in lieu
  of payment of accrued expenses                         $      --    $  64,952
                                                         =========    =========

See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

                       DELTA MUTUAL INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The consolidated balance sheet as of March 31, 2005, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Delta Mutual, Inc. (the "Company" or "Delta") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements for the period ended March 31, 2005 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations.

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

Business Plan

      Since March 2004, new Company management has established joint venture subsidiaries and two limited partnerships, primarily to establish business operations focused on providing construction and environmental technologies and services in Puerto Rico, the Middle East and the Far East. The Company, simultaneously, made a strategic decision to minimize its activities in Eastern Europe and to maintain a small passive investment in the area that can be expanded in the future should circumstances change.

The Company has entered into strategic alliance agreements with several United States-based entities with technologies in the environmental technology field to support the Company's world wide activities.

On March 18, 2003 the Company entered into a Letter of Intent with Hi Tech Consulting and Construction, Inc. to form a joint venture to provide environmental technology services for certain business sectors in the Middle East and Africa. The joint venture agreement was finalized January 14, 2004, and the joint venture company, Delta-Envirotech, Inc., is based in the Commonwealth of Virginia and incorporated in the State of Delaware.

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


--------------------------------------------------------------------------------

Far East

In April 2004, Delta-Envirotech, Inc., executed an agreement with the Indonesian government's technology authority, LIPI. The agreement outlines a joint cooperation between Delta-Envirotech, Inc. and a local Indonesian technology company to commence energy and waste recovery operations in Indonesia. A local joint venture is being established to conduct the actual recovery and processing activities.

Puerto Rico

On January 20, 2004, the Company announced the formation of a joint venture project to develop government sponsored, Section 124 low income housing in the Commonwealth of Puerto Rico. The development, Brisas Del Atlantico, has been approved for development under Section 124 of the Housing Department, which provides for government subsidized low income housing. The Company is the General Partner and the 75% majority owner of a limited partnership that is the 85% majority owner of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The necessary building permits have been submitted for approval and a real estate agency has been hired to sell the homes planned for construction. Due to events related to the ballot recount in the Puerto Rico gubernatorial election held November 2, 2004, the election of a new governor was not certified until late December 2004. These events have delayed the Company's permit approval process. Currently, the Company expects the building permits of the homes to be approved and presale of the homes to begin in the third quarter of 2005.

On December 9, 2004, the Company announced the formation of a second joint venture project to develop government sponsored Section 124 low income housing in the Commonwealth of Puerto Rico using the same organizational structure as the first project. The Company is the General Partner and 96% majority owner of a limited partnership that is the 85% majority owner of Delta Developers Guayanilla Corp., a Puerto Rico corporation. The Company plans to build approximately 300 low income houses under Section 124.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF ACCOUNTING FOR OWNERSHIP INTERESTS IN PARTNER COMPANIES

The various interests that the Company acquires in its Partner Companies are accounted for under two methods: consolidation and equity. The applicable accounting method is generally determined based on the Company's voting interest in a Partner Company.

Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's balance sheet and results of operations are reflected within the Company's Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the net assets and in the earnings or losses of a consolidated Partner Company is reflected in the caption "Minority interest" in the Company's Consolidated Balance Sheet and Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Equity Method. Partner Companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including, among others, representation on the Partner Company's Board of Directors and ownership level, which is generally 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company's accounts are not reflected within the Company's Consolidated Balance Sheets and Statements of Operations; however, the Company's share of the earnings or losses of the Partner Company is reflected in the caption "Equity loss" in the Consolidated Statements of Operations. The carrying value of equity method Partner Companies is reflected in "Ownership interests in Partner Companies" in the Company's Consolidated Balance Sheets.

When the Company's investment in an equity method Partner Company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the Partner Company or has committed additional funding. When the Partner Company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share losses not previously recognized.


--------------------------------------------------------------------------------

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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt and common stock warrants. As of March 31, 2005, there were 13,203,200 potential common shares related to convertible debt issued by the Company and 7,780,000 potential common shares related to common stock purchase warrants issued by the Company. As of March 31, 2004 there were no potential common shares.

REVENUE RECOGNITION ON CONSTRUCTION CONTRACTS

The Company will recognize revenue in accordance with the Guidance contained in SEC Staff Accounting Bulletin No. 104 "Revenue Recognition Finance Statements" (SAB No. 104).

Revenue and profits in construction contracts will be recorded under the percentage of completion method. Progress toward completion is measured using the cost to cost method, revenues and profits are recognized based on the ratio that costs incurred bear to total costs. This method is subject to physical verification of actual progress towards completion. To date the Company has recognized no revenue as defined.

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

STOCK OPTION PLAN

The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". APB No. 25 requires the use of intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net loss and loss per share as if the fair-value-based method of accounting had been applied as required by Statement on Financial Accounting Standard ("SFAS") No.123 "Accounting for Stock-Based Compensation-Transition and Disclosure".

The Company grants stock options with exercise prices at fair market values at the date of the grant. The Company will continue to account for stock-based employee compensation under recognition and measurement principal of APB Opinion No. 25 and related interpretations through December 15, 2005. Thereafter, the Company will account for stock-based compensation under SFAS No. 123 (R). The Company is currently evaluating its position and will make a determination to account for the compensation costs either prospectively or retroactively at the time of adoption.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123). Had compensation cost for the Company's stock option plan been determined based on the fair market value at the date of the grant of awards in 2004 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts included below:


--------------------------------------------------------------------------------

                                                      For the three months
                                                         ended March 31,
                                                   ----------------------------
                                                       2005             2004
                                                   -----------      -----------

Net loss-as reported                               $  (435,920)     $  (314,326)

  Deduct:  Total stock-based
           employee compensation
           expense determined
           under the fair value
           based method for all
           awards, net of taxes                        101,563               --
                                                   -----------      -----------
Net loss-pro forma                                 $  (537,483)     $  (314,326)
                                                   ===========      ===========
Loss per common share
  basic and diluted -
  as reported                                      $     (0.02)     $     (0.03)

Loss per common share
  basic and diluted-
  pro forma                                        $     (0.03)     $     (0.03)

      The fair value of each option grant is estimated on the date of the grant using Black-Scholes option-pricing model with the following weighted average-average assumptions used for grants in 2004: dividends yield of 0%, expected volatility of 116% and expected life of 10 years. No options were granted during the three months ended March 31, 2005 and 2004, respectively.

      The Company is also authorized to issue shares of stock to its employees from its 2001 Employee Stock Option Plan (the "2001 Plan"). The Company expenses the issuance of stock awards in accordance with SFAS No. 123. Shares issued from the 2001 Plan were expensed at the time of issuance, as common stock issued had no restrictions to the employees. The Company issued stock awards to 5 employees totaling 613,000 shares from the 2001 Plan during the three months ended March 31, 2005 and 449,500 shares issued to 4 employees during the similar period of 2004. The shares issued were at fair market value as compensation to employees. The Company recorded compensation expense of $61,300 and $115,000 in the Company's statement of operations for the three months ended March 31, 2005 and 2004, respectively.

      STOCK-BASED COMPENSATION

      The Company issues shares of its common stock to employees and non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the three months ended March 31, 2005 and 2004, the Company issued 50,000 and 285,000 common shares, respectively, and recorded expense of $12,250 and $42,250, respectively, in connection with the issuance of these shares.

      The Company did not grant any warrants during the three months ended March 31, 2005 and 2004, respectively.

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


--------------------------------------------------------------------------------

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

2.    REFUNDABLE DEPOSITS

                                                                  March 31, 2005
                                                                  --------------

      Deposits on land                                                $60,700
                                                                      -------

3.    PROPERTY AND EQUIPMENT

                                                                  March 31, 2005
                                                                  --------------

      Equipment                                                      $  4,778
      Leasehold improvements                                            7,807
                                                                     --------
                                                                       12,585
      Less accumulated
      Depreciation                                                     (4,525)
                                                                     --------

                                                                     $  8,059
                                                                     ========

      Depreciation expense fore the three months ended March 31, 2005 and 2004, amounted to $629 and $439, respectively.

4.    INVESTMENT IN JOINT VENTURES

a) In December 2003, the Company formed a joint venture project to develop government sponsored, Section 124, low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and the 75% majority owner of a limited partnership, Delta Development Partners, LP, that holds the 85% majority share of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The operations of the joint venture have been consolidated with the Company for the three months ended March 31, 2005 and 2004, respectively.

      During the year ended December 31, 2004, Neil Berman, an investor, purchased a 25% interest in Delta Development Partners, LP for $148,000.

      On October 6, 2004, the Company entered into a second joint venture agreement to develop government sponsored, Section 124 low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners II, LP, that holds the 85% majority share of Delta Developers Guayanilla Corp, a Puerto Rico corporation formed to manage the construction and related activities required to build approximately 300 low income houses under Section 124. The operations of the joint venture have been consolidated with the Company since October 6, 2004.

      During the period October 6, 2004 through December 31, 2004, Ebony Finance, Ltd. and T & T Asset Management, investors, purchased a 4% interest from the existing partners in Delta Development Partners II, LP for $40,000.

      See Notes 1 and 9 of Notes to Unaudited Consolidated Financial Statements for information regarding accounting for minority interests.

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

      On July 14, 2004, Delta and Hi-Tech, pursuant to an agreement to purchase stock dated January 14, 2004, each sold 75 shares of the joint venture to Ali Razmara, representing a ten (10%) percent interest for $2. Delta and Hi-Tech each own forty-five (45%) percent of the joint venture.

      The operations of the joint venture have been consolidated with the Company for the three months ended March 31, 2005 (they were not consolidated for the three months ended March 31, 2004 because the Company had made certain payments to the venture's capital but less than the committed amount for the period ended March 31, 2004, and as a consequence, the Company was not able to exercise control. These circumstances changed during the latter part of 2004 as the Company contributed the total amount of required capital of $375,000 and all project funding), as the Company maintains effective control over the operations.

      See Notes 1 and 9 of Notes to Unaudited Consolidated Financial Statements for information regarding accounting for minority interests.

c) On May 1, 2003, the Company entered into a joint venture in Romania, forming a new Company, Delta TP Mediu, SRL. The joint venture, of which the Company owns 10%, was organized to primarily pursue the sourcing, treatment and processing of hydrocarbon based and other industrial residuals and, where possible, to create alternative fuels and raw materials for industrial use primarily in Romania. The Company invested $33,800 in the joint venture, consisting of $18,800 in cash and issuance of 100,000 shares of the Company's common stock valued at $15,000. The Company made a strategic decision to minimize its activities in Eastern Europe and the investment has been written down to $1 and a charge taken against operations during the three months ended March 31, 2004.

5.    CONVERTIBLE DEBT

a) On May 12, 2004, the Company issued two convertible notes in the principal amounts of $193,740 and $129,160, respectively, to a related party and the spouse of a related party. Each note is due May 12, 2006. Both notes bear interest at 4% per annum and are convertible into common stock at an initial conversion price of $0.125 per share, the fair market value at the date of issuance. Interest expense for the three months ended March 31, 2005 and 2004, amounted to $3,229 and $-0-, respectively. As of March 31, 2005, the balance of $5,908 is included in accrued expenses on the Company's balance sheet.

b) On July 1, 2004, the Company issued a convertible note to a related party for $157,000 due December 31, 2006. The note bears interest at 4% per annum and is convertible into common stock at an initial conversion price of $0.05 per share, the fair market value at the date of issuance. On January 7, 2005 the Company issued 500,000 shares of common stock as partial conversion of $25,000 of the principal amount of the note. Interest expense for the three months ended March 31, 2005 and 2004, amounted to $1,339 and $-0-, respectively. As of March 31, 2005, the balance of $4,505 is included in accrued expenses on the Company's balance sheet.

c) On July 16, 2004, the Company issued a convertible note to a related party for $37,500 due January 16, 2007. The note bears interest at 4% per annum and is convertible into common stock at an initial conversion price of $0.05 per share, the fair market value at date of issuance. Interest expense for the three months ended March 31, 2005 and 2004, amounted to $375 and $-0-, respectively. As of March 31, 2005, the balance of $1,057 is included in accrued expenses on the Company's balance sheet.

d) On September 20, 2004, the Company issued a series of convertible notes to various lenders in the aggregate amount of $301,500 with a maturity date of September 16, 2006. Of the aggregate principal amount, $71,500 was issued to three related parties. The notes bear interest at 6% per annum and are convertible into common stock at an initial conversion price of $0.05 per share, the fair market value at the date of issuance. On November 19, 2004, the Company issued 400,000 shares of common stock to one of the lenders as conversion of the principal amount of $20,000. The Company paid the interest on the note of $198 by issuing the lender an additional 3,951 shares of common stock. Interest expense for the three months ended March 31, 2005 and 2004, amounted to $4,773 and $-0-, respectively. As of March 31, 2005, the balance of $8,942 is included in accrued expenses on the Company's balance sheet.

e) On September 23 and September 27, 2004, the Company issued two convertible notes in the principal amounts of $10,000 and $20,000, respectively, to two related parties. The notes are due September 22, 2006 and September 26, 2006, respectively. Each note bears interest at 6% per annum and is convertible into common stock at an initial conversion price of $0.05 per share, the fair market value at the date of issuance. Interest expense for the three months ended March 31, 2005 and 2004, amounted to $450 and $-0-, respectively. As of March 31, 2005, the balance of $925 is included in accrued expenses on the Company's balance sheet.

f. On November 2 and November 5, 2004, the Company issued two convertible notes in the principal amounts of $12,5000 and $25,000, respectively, to two lenders, one of whom was a related party. The notes are due November 1, 2006 and November 4, 2006, respectively. Each note bears interest at 6% per annum and is convertible into common stock at an initial conversion price of $0.05 per share, the fair market value at the date of issuance. On November 8, 2004, the Company converted the $25,000 note into 500,000 shares of common stock with interest paid in cash. On January 3, 2005, the Company converted the $12,500 note by issuing 250,000 shares of common stock. The Company paid the interest of $127 by issuing the lender an additional 2,542 shares of common stock.

g. On November 26, 2004, the Company entered into a settlement agreement and mutual release with a stockholder. As part of the settlement, the Company issued a convertible note for $50,000 due on November 24, 2006. The note bears interest at 6% per annum and is convertible into common stock at an initial conversion price of $0.05 per share, the fair market value at the date of issuance. The Company expensed the settlement amount at the time of issuance. Interest expense for the three months ended March 31, 2005 and 2004, amounted to $750 and $-0-, respectively. As of March 31, 2005, the balance of $1,046 is included in accrued expenses on the Company's balance sheet.

f) At March 31, 2005, the Company's outstanding convertible notes were convertible into 13,203,200 shares of Common stock.

      The following table shows the maturities by year of total long-term convertible debt obligations at March 31:

                                                 2005                   $      0
                                                 2006                    816,400
                                                 2007                     37,500
                                                                        --------
                                                                        $853,900
                                                                        ========
6.    ACCRUED EXPENSES

            Accrued expenses consist of the following:

                                                                Ended March 31,
                                                                     2005
                                                                    --------
Professional fees                                                   $ 29,252
Interest expense                                                      27,454
Payroll Expense                                                      138,110
Payroll expense officers                                             273,449
Payroll tax expense                                                   44,761
                                                                    --------
                                                                    $509,026
                                                                    ========

7.    LOAN RECEIVABLE - FORMER OFFICER/SHAREHOLDER

      During 2003, the Company entered into a revolving credit agreement with Gary Robinson ("Robinson"), the former Chairman and Chief Executive Officer of the Company. Robinson advanced funds to the Company and the Company made partial repayment to Robinson. The Company also made payments on Robinson's behalf to settle various claims against the Company.

      After adjustments for expense reimbursements due Robinson and offsets as noted above, Robinson owed the Company $51,221 at December 31, 2004. The full amount of the receivable was written off as a bad debt as of December 31, 2004.

8.    LOANS FROM RELATED PARTIES

a) On January 7, 2003, the Company borrowed $15,000 from Michael Pisani ("Pisani") (a stockholder) of the Company. Pisani received 50,000 common shares of the Company's common stock which represented the payment of interest accruing on the unpaid principal balance through January 27, 2003, the maturity date. The Company recorded interest expense of $15,000, the fair market value at the date of issuance, in 2003 for the issuance of the shares.

      The Company did not pay the outstanding balance on the maturity date and was required to pay monthly interest of one (1%) percent to Pisani. On April 7, 2003, the Company repaid Pisani $5,000 against the outstanding balance. In May 2003, the note was amended. Subsequently, a dispute arose between the parties about the validity of the amendment.

      In March 2004, the Company repaid the principal and interest due under the terms of the amended note. Pisani, through counsel, informed the Company that, by accepting repayment, he did not prejudice his position regarding the validity of the original note. The Company is attempting to resolve this dispute. If the matter can not be resolved and Pisani prevails in a legal action against the Company, Pisani may be entitled to, in addition to the principal amount and interest, shares of common stock as additional interest.

      The Company recorded interest expense of $-0- and $1,599 for the period March 31, 2005 and 2004, respectively.

b) On May 15, 2003, the Company borrowed $12,000 from Michael Fasci ("Fasci") a stockholder of the Company. Fasci received 50,000 common shares (valued at fair market value) of the Company's common stock which represented the payment of interest through May 26, 2003, the maturity date. The Company recorded interest expense of $13,750 for the three months ended March 31, 2004. On February 27, 2004 the Company issued 140,000 shares of common stock (valued at fair market value) in repayment of the loan, interest, penalty and expenses amounting to $19,100.

c) On December 30, 2003, the Company borrowed $50,000 from Edward Tuccio ("Tuccio"), a shareholder of the Company. The note was due December 29, 2004, with interest at six percent (6%) per annum. On February 11, 2004, the Company issued Tuccio 400,000 common shares of common stock (valued at fair market value) which represented the full payment of this loan plus interest amounting to $168 for the three months ended March 31, 2004.

d) On December 11, 2003, the Company borrowed $50,000 from Neil Jones ("Jones"), a shareholder of the Company. The note was due December 16, 2004 with interest at six percent (6%) per annum. On January 24, 2004, the Company issued Jones 400,000 shares of common stock (valued at fair market value) which represented the full payment of this loan plus interest. The Company recorded interest expense of $63 for the three months ended March 31, 2004.

e) On March 22, 2005, the Company borrowed $71,731 from Neil Berman, a shareholder of the Company. The loan bears interest at six percent (6%) per annum with the principal and interest due in three equal installments on June 21, September 19, and December 20,2005. The Company recorded interest expense of $118 for the three months ended March 31, 2005, which is included in accrued expenses on the Company's balance sheet.

9.    MINORITY INTERESTS

      Minority interests primarily consists of ownership interest in Delta-Envirotech, Inc., Delta Development Partners, L.P., Delta Development Partners II, LP, Delta Developers Corp and Delta Developers Guayanilla Corp. The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the three months ended March 31, 2005. There are losses for the minority interests in excess of the $48,343 attributed to the minority interests due to basis limitations. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's balance sheet represents the minority interests as of March 31, 2005.

      The following represents a schedule of minority interests as of March 31,

                                                                          2005
                                                                        --------
      Delta Development Partners L.P.                                   $141,666
      Delta Development Partners II, L.P.                                 39,983
      Delta Developers Guayanilla, Corp.                                     150
      Delta-Envirotech, Inc.                                                  --
      Delta Developers Corp.                                                  --
                                                                        --------
                                                                        $181,799
                                                                        --------

      On January 1, 2005, the Company reclassified $78,018 due to Hi-Tech Consulting and Construction, Inc. and $18,486 due to David Razmara from its Delta-Envirotech subsidiary from accounts payable to loans payable with an imputed interest rate of 5% per annum. Delta-Envirotech recorded interest expense of $99 and $794, respectively, for the three months ended March 31, 2005.

10.   STOCKHOLDER'S DEFICIENCY

      The Company issues shares of common stock for services or repayment of debt valued at fair market value at time of issuance.

a. On January 14, 2004, the Company and David Razmara, entered into an agreement to compensate him for past services rendered to the Company in the amount of $4,125, all of which was accrued at December 31, 2003. The Company issued 50,000 shares of common stock in full payment of this debt.

b. In February 2004, the Company sold to a private investor 300,000 shares of restricted common stock for $37,500, valued at $.125 per share.

c. The Company and Citrus Land and Development Company entered into an agreement for services rendered to the Company in the amount of $25,000. In February 2004, the Company issued 355,000 shares of common stock in connection with this agreement.

d. On March 31, 2004 the Company and MicroCap, Inc. entered into an agreement for services rendered to the Company in the amount of $9,000. The Company issued 30,000 shares of common stock in connection with this agreement.

e. The Company and Kenneth Martin entered into an agreement to compensate him for past services in the amount of $50,000, all of which was accrued at December 31, 2003. In March 2004, the Company issued 200,000 shares of common stock in full payment of this debt.

f. On March 31, 2004, pursuant to a joint venture agreement dated January 14, 2004, the Company issued 50,000 shares of common stock to David Razmara in consideration of services rendered to the joint venture in the amount of $4,125.

g. On April 16, 2004, the Company and Burton Lasalle Capital Corporation entered into an agreement for services rendered to the Company in the amount of $36,000. In April 2004 the Company issued 200,000 shares of common stock in connection with this agreement.

h. On April 16, 2004, the Company and Basic Investors, Inc. entered into an agreement for services rendered to the Company in the amount of $72,000. In April 2004, the Company issued 400,000 shares of common stock in connection with this agreement.

i. On March 4, 2004, the Company and Charter Capital Resources, Inc. entered into an agreement for services rendered to the Company in the amount of $12,500. In May 2004, the Company issued 100,000 shares of common stock in connection with this agreement.

j. On March 21, 2004 the Company and Clark Street Capital, entered into an agreement for services rendered to the Company in the amount of $72,000. In June 2004, the Company issued 400,000 shares of common stock in connection with this agreement.

k. On April 5, 2004, the Company and Inna Turney, through her assignee Business Centres International, entered into an agreement for services rendered to the Company in the amount of $7,500. In April 2004, the Company issued 50,000 shares of common stock in full settlement of this debt.

l. On May 5, 2004, the Company issued to three employees an aggregate of 185,000 shares of common stock valued at $25,900 in consideration for their respective commitments as employees of the Company.

m. During the second quarter of 2004 the Company sold 840,000 shares of restricted common stock for $105,000 valued at $.125 per share.

n. In August 2004, pursuant to a placement agent agreement dated May 3, 2004, the Company issued 250,000 shares of common stock to T&T Asset Management of Zurich, Switzerland in consideration of past services rendered to the Company in the amount of $31,250, all of which was expensed at September 30, 2004.

o. On September 16, 2004, pursuant to a placement agent agreement dated September 1, 2004, the Company issued 125,000 shares of common stock to T&T Asset Management of Zurich, Switzerland in consideration of services rendered to the Company in the amount of $6,250.

p. On September 17, 2004, pursuant to an amended and restated consulting services agreement dated September 7, 2004, the Company issued 100,000 shares of common stock to Basic Investors, Inc. for past services rendered to the Company in the amount of $12,000 as full payment of the Company's debt, all of which was expensed at September 30, 2004. In return, Basic Investors returned to the Company 400,000 shares of common stock that was issued to Basic in April 2004 in consideration of services rendered to the Company in the amount of $72,000.

q. On September 10, 2004, the Company and B C N investments, LLC. entered into an agreement for services rendered to the Company in the amount of $36,000 all of which was expensed at September 30, 2004. The Company issued 300,000 shares of common stock in connection with this agreement.

r. On September 20, 2004, the Company and Commonwealth Holdings, Inc. entered into an agreement for services rendered to the Company in the amount of $12,000 all of which was expensed at September 30, 2004. The Company issued 100,000 shares of common stock in connection with this agreement.

s. During the third quarter of 2004, the Company sold 350,000 shares of restricted common stock for $43,750 valued at $.125 per share.

t. On October 4, 2004, pursuant to an agreement dated May 3, 2004, the Company issued 750,000 shares of common stock to Ebony Finance Ltd. of Zurich, Switzerland in consideration of past services rendered to the Company in the amount of $37,500, all of which was expensed during the year ended December 31, 2004.

u. On October 22, 2004,the Company and VarGrowth Corp., Inc. entered into an agreement for services rendered to the Company in the amount of $35,375, all of which was expensed during the year ended December 31, 2004. The Company issued 250,000 shares of common stock in connection with this agreement.

v. On November 1, 2004, the Company and Consulting Medical Management entered into an agreement for services rendered to the Company in the amount of $31,250, all of which was expensed during the year ended December 31, 2004. The Company issued 250,000 shares of common stock in connection with this agreement.

w. On November 9, 2004, the Company and Michael Schantz entered into an agreement for services rendered to the Company in the amount of $25,000, all of which was expensed during the year ended December 31, 2004. The Company issued 250,000 shares of common stock in connection with this agreement.

x. On November 15, 2004, pursuant to a monthly retainer agreement dated August 15, 2004, the Company issued 45,000 shares of common stock to Focus Partners LLC in consideration of past services rendered to the Company in the amount of $5,400, all of which was expensed during the year ended December 31, 2004.

y. On November 16, 2004, pursuant to an advisory agreement dated June 7, 2004, the Company issued 250,000 shares of common stock to Constellation Capital Corp. in consideration of past services rendered to the Company in the amount of $37,500, all of which was expensed during the year ended December 31, 2004.

z. On November 26, 2004, pursuant to a settlement agreement and mutual general release, the Company issued 412,000 shares of common stock to Joseph Friedman and Sons International, Inc. ("Friedman"), a stockholder of the Company, in respect of the complete release provided by Friedman to the Company as contained in the settlement agreement. The consideration for the release was in the amount of $70,040, all of which was expensed during the year ended December 31, 2004.

aa. In December 2004, the Company issued 800,000 shares of its common stock through the exercise of the Company's common stock warrants, held by four warrant holders, at an exercise price of $0.10 per share, valued at $80,000.

bb. During the fourth quarter of 2004, the Company sold 54,055 shares of its restricted common stock for $10,000, valued at $0.185 per share.

cc. On January 25, 2005, the Company issued 300,000 shares of common stock through the exercise of the Company's common stock warrants, held by a warrant holder, at an exercise price of $0.10 per share, valued at $30,000.

dd. On February 15, 2005, pursuant to a monthly retainer agreement dated August 15, 2004, the Company issued 45,000 shares of common stock to Focus Partners LLC in consideration of past services rendered to the Company in the amount of $11,250, all of which was expensed during the three months ended March 31, 2005.

ee. On March 9, 2005, pursuant to a monthly retainer agreement dated March 9, 2005, the Company issued 5,000 shares of common stock to Northern Hills, Inc. in conjunction with the agreement in the amount of $1,000, all of which was expensed during the three months ended March 31, 2005.

11.   SUBSEQUENT EVENTS

a. On April 5, 2005, the Company issued 8% Promissory Notes to private investors in the amount of $210,655, with the principal and interest due at maturity, on October 2, 2005.

b. On April 27 and May 4, 2005, the Company sold a total of 736,667 shares of restricted common stock for $221,000, valued at $0.30 per share, fair market value at time of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and other financial information included elsewhere in this report.

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

OVERVIEW

GENERAL

We were incorporated in the State of Delaware on November 17, 1999 and will require additional capital to execute our planned business operations.

RESULTS OF OPERATIONS

During the three months ended March 31, 2005 we incurred a net loss of $435,920, because we had no revenue to offset operating and other expenses. During the three months ended March 31, 2004 we incurred a net loss of $314,326, for the same reasons.

FIRST QUARTER

The Note 1 of the Notes to Unaudited Consolidated Financial Statements accompanying this report states that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenue with which to cover our expenses. We will have to raise capital through the placement of our securities in order to remain viable. We are continuing to incur management and administrative costs, professional fees and other expenses. If we are unable to raise capital we will be unable to fund our plan of operations. Because we will continue to incur net losses, we may have to cease operations entirely. This factor, among others, raises substantial doubt about our ability to continue as a going concern.

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

The net loss increased from approximately $314,000 for the three months ended March 31, 2004 to approximately $436,000 for the three months ended March 31, 2005.

The items of significant increase (or decrease) in the three months ended March 31, 2005 over the comparable period of the prior year were an increase in general and administrative expense from approximately $280,000 in 2004 to approximately $376,000 in 2005, attributable to increased salaries and related payroll taxes of about $67,700, increased travel and living expenses of approximately $36,200, and partially offset by reduced consulting expenses of about $31,200. Interest expense increased from approximately $8,400 in 2004 to approximately $12,000 in 2005, an increase in the loss from minority interests in subsidiaries from approximately $8,600 in 2004 to about $48,300 for 2005 and a writedown in a joint venture of about $35,100 in 2004.

CRITICAL ACCOUNTING ISSUES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, operation of joint ventures, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

PLAN OF OPERATION

Since March 2004, the Company has established joint venture subsidiaries and two limited partnerships, primarily to establish business operations focused on providing environmental and construction technologies and services in the Middle East, the Far East and Puerto Rico. The Company, simultaneously, made a strategic decision to minimize its activities in Eastern Europe and to maintain a small passive investment in the area that can be expanded in the future should circumstances change.

The Company has entered into strategic alliance agreements with several United States-based entities with technologies in the environmental technology field to support the Company's world wide activities.

On March 18, 2003 the Company entered into a Letter of Intent with Hi Tech Consulting and Construction, Inc. to form a joint venture to provide environmental technology services for certain business sectors in the Middle East and Africa. The joint venture agreement was finalized January 14, 2004, and the joint venture company, Delta-Envirotech, Inc., is based in the Commonwealth of Virginia and incorporated in the State of Delaware.

Middle East

On January 22, 2004, the Company announced a strategic alliance agreement between Delta-Envirotech, Inc. and ZAFF International, Ltd., a technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to soil and water reclamation requirements in the Middle East. On December 1, 2004, the Company announced that ZAFF International, Ltd., Delta's strategic partner, received its operating license fro the Saudi Arabia environmental authorities to employ all soil, refinery waste and waste water technologies held by Delta for environmental recovery projects. ZAFF International, Ltd. is one of the first companies to be granted a multi-technology environmental license in Saudi Arabia.

Far East

In April 2004, Delta-Envirotech, Inc., executed an agreement with the Indonesian government's technology authority, LIPI. The agreement outlines a joint cooperation between Delta-Envirotech, Inc. and a local Indonesian technology company to commence energy and waste recovery operations in Indonesia. A local joint venture is being established to conduct the actual recovery and processing activities.

Puerto Rico

On January 20, 2004, the Company announced the formation of a joint venture project to develop government sponsored, Section 124 low income housing in the Commonwealth of Puerto Rico. The development, Brisas Del Atlantico, has been approved for development under Section 124 of the Housing Department, which provides for government subsidized low income housing. The Company is the General Partner and the 75% majority owner of a limited partnership that is the 85% majority owner of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The necessary building permits have been submitted for approval and a real estate agency has been hired to sell the homes planned for construction. Due to events related to the ballot recount in the Puerto Rico gubernatorial election held November 2, 2004, the election of a new governor was not certified until late December 2004. These events have delayed the Company's permit approval process. Currently, the Company expects the building permits of the homes to be approved and presale of the homes to begin in the third quarter of 2005.

On December 9, 2004, the Company announced the formation of a second joint venture project to develop government sponsored Section 124 low income housing in the Commonwealth of Puerto Rico using the same construction as the first project. The Company is the General Partner and 96% majority owner of a limited partnership that is the 85% majority owner of Delta Developers Guayanilla Corp., a Puerto Rico corporation. The Company plans to build approximately 300 low income houses under Section 124.

LIQUIDITY

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

At March 31, 2004, we had a working capital deficit of $609,716, and at March 31, 2005 we had a working capital deficit of $702,812. The increase in our working capital deficit is primarily a result of the net loss incurred during the three months ended March 31, 2005. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock or debt for funding.

For the three months ended March 31, 2005, we raised $30,000 of equity capital through the sale of 300,000 shares of common stock. In addition, we borrowed $71,371 from a related party to provide financing for our activities.

ASSETS

At March 31, 2004, we had total assets of $340,467, and at March 31, 2005, we had total assets of $335,576. The decrease in assets as of March 31, 2005, was due to a decrease in cash, the elimination of a loan receivable from a former officer, the writedown of an investment in joint ventures, a decrease in fixed assets, partially offset by an increase in prepaid expenses, refundable deposits and capitalized construction costs.

Other Matters

Accounting Pronouncements

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DELTA MUTUAL, INC.

                                       BY: /s/ Peter F. Russo
                                           ------------------------------
                                           Peter F. Russo
                                           President and Chief
                                           Executive Officer

Dated: May 20, 2005

                                  EXHIBIT INDEX

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