Form 10KSB/A
period 2004-12-31
DELTA MUTUAL INC
filed 2005-07-22
CIK 1112985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

         | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

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

      Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2005: $7,713,520 (See Item 5)

      Number of shares outstanding of registrant's Common Stock, par value $.0001, as of June 30, 2005: 22,986,824 shares of Common Stock (See Item 11)

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

Middle East

On January 22, 2004, the Company announced the conclusion of a strategic alliance agreement between Delta-Envirotech, Inc. and ZAFF International, Ltd., an advanced technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to soil and water reclamation requirements in the Middle East. Under the terms of the agreement, the strategic alliance is to transition to a joint venture as soon as possible within the formation and registration process of Saudi Arabia. On December 1, 2004, the Company announced that ZAFF International, Ltd., Delta's strategic partner, received its operating license from the Saudi Arabia environmental authorities to employ all soil, refinery waste and waste water technologies held by Delta for environmental recovery projects. ZAFF International, Ltd. is one of the first companies to be granted a multi-technology environmental license in Saudi Arabia. The technologies that will be deployed are related centrifugal recovery of oil from shorelines, sludge pools and other collection areas, thermal removal of non-hydrocarbon contamination from soil and water, and oxygenation wastewater recovery systems. We believe that the potential in the Middle East is significant for energy and water recovery projects.

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

Puerto Rico

On January 20, 2004, the Company announced the formation of a joint venture project to develop government sponsored, Section 124 low income housing in the Commonwealth of Puerto Rico. The development, Brisas del Atlantico, located in Aguadilla, has been approved for development under Section 124 of the Puerto Rico Housing Authority (Vivendes), which provides for government subsidized low-income housing. The Company is the General Partner and majority owner of a limited partnership that is the majority shareholder of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section
124. The Company will use insulated concrete form technology (ICF) to construct the houses. This technology allows for stronger and less expensive construction than conventional concrete block. ICF also incorporates insulation in its basic design that must be added with conventional construction. The necessary building permits were submitted for approval and a real estate agency was hired to sell the homes planned for construction. Due to events related to the ballot recount in the Puerto Rico gubernatorial election held November 2, 2004, the election of a new governor was not certified until late December 2004. These events delayed the Company's permit approval process.

On June 28, 2005, the Company received notification from the Planning Board of Puerto Rico (Junta de Planification de Puerto Rico) that the Brisas del Atlantico project was not approved because the 36-acre tract is located in an area zoned rural/agricultural, and housing development is not included in the current master development plan for that area. Based on the previous endorsement of the project by the Mayor of Aguadilla and the lack of any objections as to the proposed land use from the Department of Agriculture (Departamento de Agricultura), as submitted with the original permit application, the Company submitted a formal request to the Planning Board to reconsider its decision on July 6, 2005. The Planning Board agreed and reconsidered the matter during its meeting on July 18, 2005. Currently, the Company is awaiting notification of a decision from the Planning Board.

In December, 2004, we secured the rights to an additional 40 acre tract located in Guayanilla for our second Section 124 project. This tract of land is part of a 150 acre development that will also include other residential properties, commercial/retail buildings and a hotel. The master plan for this entire project is currently being prepared by the project's developer. We formed a second majority owned joint venture in Puerto Rico in December 2004, to manage construction and related activities required to build approximately 300 homes on this property under the Section 124 low income housing program.

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

EMPLOYEES

Currently, we have five employees: Peter F. Russo, President and Chief Executive Officer; Martin G. Chilek, Vice President and Chief Financial Officer; Jerome Kindrachuk, Vice President-International; John Latza, Vice President-Puerto Rico Operations and Judith Dallas, Director of Administration. Assuming that we obtain the necessary funding to operate our planned businesses, we will hire several additional personnel to support our projected business operations.

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

Our operations have not generated any revenue nor are they profitable. We have incurred net operating losses from the formation of our Company through December 31, 2004, of $3,739,799 and expect that we will continue to incur operating losses in the future. In 2004, we generated no revenue, incurred operating expenses of $1,848,078 and had a net loss of $1,950,399. As of June 30, 2005, we had approximately $10,500 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

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

VOLATILITY OF STOCK PRICE.

The market price of our common stock, as is the case for companies without established operations, is extremely volatile due to our uncertain future prospects and general market and economic conditions. During the eighteen month period ended June 30, 2005, the closing per share price of our common stock has fluctuated from $1.09 to $0.16 per share. Our common stock currently trades in the OTC Bulletin Board market.

"PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF OUR SECURITIES.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). If our shares are traded for less than $5.00 per share, as they currently are, the shares will be subject to the SEC's penny stock rules unless: (i) our net tangible assets exceed $5,000,000 during our first three years of continuous operations or $2,000,000 after our first three years of continuous operations; or (ii) we have had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as our common stock is subject to the penny stock rules, the holders of the common stock may find it difficult to sell our common stock.

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

ITEM 3. LEGAL PROCEEDINGS.

On July 1, 2005, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York by Charter Capital Resources, Inc. and Beryl Zyskind. The complaint lists as defendants the Company; Peter F. Russo, our President and Chief Executive Officer; Neil Berman, a stockholder and noteholder of the Company; and Standard Registrar & Transfer Agency, the Company's transfer agent. The suit alleges that the plaintiffs own 300,000 shares of the Company's common stock and that the defendant's have interfered with the plaintiff's right to transfer 232,134 of their shares. The plaintiff's seek alleged compensatory damages of $200,000, punitive damages, costs and reasonable attorneys' fees, and an order requiring the defendant's to take the necessary steps to transfer the 232,134 shares to the street name of the plaintiffs' broker for immediate sale in the public market.

On July 20, 2005, the Company filed an answer to the complaint which denies the allegations and filed a motion to disqualify plaintiffs' attorneys.

The Company disputes any wrongdoing by the Company or Mr. Russo and will contest vigorously the claims asserted against them. The Company will also vigorously defend its transfer agent pursuant to an indemnity agreement.

The Company believes that this matter will have no material effect upon the Company or its operations.

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

                                          High                          Low
                                         -----                         -----
2003:    1st Quarter                     2.80                          2.10
         2nd Quarter                     2.00                           .65
         3rd Quarter                     1.35                           .63
         4th Quarter                      .95                           .17

2004:    1st Quarter                     1.09                          0.49
         2nd Quarter                     0.79                          0.16
         3rd Quarter                     0.35                          0.17
         4th Quarter                     0.48                          0.17

2005:    1st Quarter                     0.69                          0.28
         2nd  Quarter                    0.96                          0.23

During the last two fiscal years, no cash dividends have been declared on Delta's common stock and current Company management does not anticipate that dividends will be paid in the foreseeable future. As of June 30, 2005, there were 88 record holders of our common stock.

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

---------------------------------------------------------------------------------------------------------------------
       Date            Title and Amount         Purchasers                Principal             Total Offering
                                                                         Underwriter         Price/Underwriting
                                                                                                  Discounts
---------------------------------------------------------------------------------------------------------------------
                        $193,740 principal      Private Investor            NA         $193,740/NA
                        amount of 4%
May 12, 2004            convertible note due
                        May 12, 2006
                        convertible into
                        1,549,920 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------
May 12, 2004            $129,160 principal      Private Investor            NA         $129,160/NA
                        amount of 4%
                        convertible note due
                        May 12, 2006
                        convertible into
                        1,033,280 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------
May 25, 2004            60,000 shares of        Private Investor            NA         $.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
June 8, 2004            50,000 shares of        Private Investor            NA         $.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
                        50,000 shares of
June 10, 2004           common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        50,000 shares of
June 10,2004            common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        30,000 shares of
June 10,2004            common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        15,000 shares of
June 10,2004            common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        15,000 shares of
June 10,2004            common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        400,000 shares of
June 14, 2004           common stock            Private Investor            NA         $.18/NA
---------------------------------------------------------------------------------------------------------------------
July 1, 2004            $157,000  principal     Private Investor            NA         $157,000/NA
                        amount of 4%
                        convertible
                        promissory note due
                        December 31, 2006
                        convertible into
                        3,140,000 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
        Date             Title and Amount           Purchaser            Principal        Total Offering
                                                                        Underwriter      Price/Underwriting
                                                                                            Discounts
---------------------------------------------------------------------------------------------------------------------
July 16, 2004           $37,500 principal       Private Investor            NA         $37,500/NA
                        amount of 4%
                        convertible
                        promissory note due
                        January 16, 2007
                        convertible into
                        750,000 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------
August 18, 2004         50,000 shares of        Private Investor            NA         $.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
August 18, 2004         250,000 shares of       Consultant                  NA         $.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
AUGUST 30, 2004         100,000 shares of       Private Investor            NA         $.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
August 31, 2004         200,000 shares of       Private Investor            NA         $.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
September 7, 2004       100,000 shares of       Consultant                  NA         $.12/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
September 10, 2004      300,000 shares of       Consultant                  NA         $.12/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
September 16, 2004      125,000 shares of        Consultant                 NA         $.05/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
September 20, 2004      100,000 shares of        Consultant                 NA         $.12/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
September 20, 2004      $301,500 principal       Private Investors          NA         $301,500/NA
                        amount of 6%
                        convertible
                        promissory notes due
                        September 16, 2006,
                        convertible into an
                        aggregate of
                        6,030,000 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------
September 20, 2004      Warrants to purchase     Private Investors          NA         NA/NA
                        an aggregate of
                        6,030,000 shares of
                        common stock issued
                        in connection with
                        the sale of the 6%
                        convertible
                        promissory notes
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
        Date             Title and Amount           Purchaser            Principal        Total Offering
                                                                        Underwriter      Price/Underwriting
                                                                                            Discounts
---------------------------------------------------------------------------------------------------------------------
September 23, 2004      $10,000 principal        Private Investor           NA         $10,000/NA
                        amount of 6%
                        convertible
                        promissory note due
                        September 22, 2006,
                        convertible into an
                        aggregate of 200,000
                        shares of common stock
---------------------------------------------------------------------------------------------------------------------
September 23, 2004      Warrants to purchase     Private Investor           NA         NA/NA
                        an aggregate of
                        200,000 share of
                        common stock issued
                        in connection with
                        the sale of the 6%
                        convertible
                        promissory note
---------------------------------------------------------------------------------------------------------------------
September 27, 2004      $20,000 principal        Private Investor           NA         $20,000/NA
                        amount of 6%
                        convertible
                        promissory note due
                        September 26, 2006,
                        convertible into an
                        aggregate of 400,000
                        shares of common stock
---------------------------------------------------------------------------------------------------------------------
September 27, 2004      Warrants to purchase     Private Investor           NA         NA/NA
                        an aggregate of
                        400,000 shares of
                        common stock issued
                        in connection with
                        the sale of the 6%
                        convertible
                        promissory note
---------------------------------------------------------------------------------------------------------------------
October 4,  2004        750,000 shares of        Consultant                 NA         $0.05/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
October 19, 2004        $25,000 principal        Private Investor           NA         $25,000/NA
                        amount of 6%
                        convertible promissory
                        note due October 18,
                        2006, convertible into
                        an aggregate of
                        500,000 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------
October 19, 2004        Warrants to purchase     Private investor           NA         NA/NA
                        an aggregate of
                        500,000 shares of
                        common stock issued in
                        connection with the
                        sale of the 6%
                        convertible promissory
                        note
---------------------------------------------------------------------------------------------------------------------
October 22, 2004        250,000 shares of        Consultant                 NA         $0.1415/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 2, 2004        $12,500 principal        Private investor           NA         $12,500/NA
                        amount of 6%
                        convertible promissory
                        note due November 1,
                        2006, convertible into
                        an aggregate of
                        250,000 shares of
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 1, 2004        250,000 shares of        Consultant                 NA         $0.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 2, 2004        Warrants to purchase     Private investor           NA         NA/NA
                        an aggregate of
                        250,000 shares of
                        common stock issued in
                        connection with the
                        sale of the 6%
                        convertible promissory
                        note
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
        Date             Title and Amount           Purchaser            Principal        Total Offering
                                                                        Underwriter      Price/Underwriting
                                                                                            Discounts
---------------------------------------------------------------------------------------------------------------------
November 5, 2004        $25,000 principal        Private investor           NA         $25,000/NA
                        amount of 6%
                        convertible promissory
                        note due November 4,
                        2006, convertible into
                        an aggregate of
                        500,000 shares of
                        common
                        stock
---------------------------------------------------------------------------------------------------------------------
November 5, 2004        Warrants to purchase     Private investor           NA         NA/NA
                        an aggregate of
                        500,000 shares of
                        common stock issued in
                        connection with the
                        sale of the 6%
                        convertible promissory
                        note
---------------------------------------------------------------------------------------------------------------------
November 8, 2004        500,000 shares of
                        Common Stock issued      Private investor           NA         $25,000/NA
                        upon conversion of a
                        promissory note in the
                        principal amount of
                        $25,000
---------------------------------------------------------------------------------------------------------------------
November 9,2004         250,000 shares of        Consultant                 NA         $0.10/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 15, 2004       45,000 shares of         Consultant                 NA         $0.12/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 16, 2004       250,000 shares of        Consultant                 NA         $0.15/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 19, 2004       403,951 shares of        Private Investor           NA         $20,000/NA
                        common stock issued
                        upon conversion of a
                        promissory note in the
                        principal amount of
                        $20,000 (including
                        accrued interest)
---------------------------------------------------------------------------------------------------------------------
November 23, 2004       502,887 shares of        Private Investor           NA         $25,000/NA
                        common stock issued
                        upon conversion of a
                        promissory note in the
                        principal amount of
                        $25,000 (including
                        accrued interest)
---------------------------------------------------------------------------------------------------------------------
November 25, 2004       $50,000 principal        Private Investor           NA         $50,000/NA
                        amount of 6%             (settlement)
                        convertible promissory
                        notes due November 24,
                        2006, convertible into
                        an aggregate of 1,00000
                        shares of common stock
---------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------
November 26, 2004       412,000 shares of        Private Investor           NA         $0.17/NA
                        common stock             (settlement)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
        Date             Title and Amount           Purchaser            Principal        Total Offering
                                                                        Underwriter      Price/Underwriting
                                                                                            Discounts
---------------------------------------------------------------------------------------------------------------------
December 6, 2004        150,000 shares of         Private Investor          NA         $.10 per share/NA
                        common stock issued
                        upon exercise of
                        outstanding common
                        stock purchase warrant
---------------------------------------------------------------------------------------------------------------------
December 7, 2004        200,000 shares of         Private Investor          NA         $.10 per share/NA
                        common stock issued
                        upon exercise of
                        outstanding common
                        stock purchase warrant
---------------------------------------------------------------------------------------------------------------------
December 13, 2004       150,000 shares of         Private Investor          NA         $.10 per share/NA
                        common stock issued
                        upon exercise of
                        outstanding common
                        stock purchase warrant
---------------------------------------------------------------------------------------------------------------------
December 15, 2004       54,055 shares of          Private Investor          NA         $.185 per share/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
December 22, 2004       300,000 shares of         Private Investor          NA         $.10 per share/NA
                        common stock issued
                        upon exercise of
                        outstanding common
                        stock purchase warrant
---------------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2004 we incurred a net loss of $1,950,399, because we had no revenue to offset operating expenses. The loss in fiscal 2004 was primarily attributable to general and administrative expenses of approximately $1,848,000 including professional fees in the approximate amount of $366,100, gain on minority interest share of losses of consolidated subsidiaries of $101,644, write down of joint venture of $33,799, accretion of convertible debt of $142,200 and interest expense of about $28,000. From inception (November 17, 1999) to December 31, 2004, we had a net loss of $3,739,799.

The Independent Auditors' Report and Note 1 of the Notes to Consolidated Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenue with which to cover our expenses. We will have to raise capital through the placement of our securities in order to remain viable. We are continuing to incur management and administrative costs, professional fees and other expenses. If we are unable to raise capital we will be unable to fund our plan of operations. Because we will continue to incur net losses, we may have to cease operations entirely. This factor, among others, raises substantial doubt about our ability to continue as a going concern.

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

2004 COMPARED TO 2003

The net loss increased from approximately $1,250,000 in 2003 to approximately $1,950,000 for the twelve months ended December 31, 2004.

The items of significant increase or decrease in the twelve months ended December 31, 2004 over the comparable period of the prior year were an increase in general and administrative expense from approximately $1,210,000 in 2003 to approximately $1,848,000, gain on minority interest share of losses of consolidated subsidiaries of $101,644, write down of joint venture of $33,799 and accretion of convertible debt of $142,200 for the twelve months ended December 31, 2004, and a decrease in interest expense from approximately $40,000 in 2003 to approximately $28,000 for the twelve months ended December 31, 2004.

PLAN OF OPERATION

We have established joint venture subsidiaries and two limited partnerships, primarily to establish business operations focused on providing construction and environmental technologies and services in Puerto Rico, the Middle East and the Far East.

Puerto Rico

The Company formed majority owned joint ventures in Puerto Rico to manage the construction and related activities required to build low income homes in Puerto Rico under the Section 124 low income housing program. In December 2003, the Company secured the purchase rights to 36 acres that are designated Section 124 eligible, in the City of Aguadilla. Approximately 270 low income homes are planned for construction on this property, in a project called "Brisas del Atlantico." The necessary building permits were submitted for approval and a real estate agency was hired to sell the homes planned for construction. Due to events related to the ballot recount in the Puerto Rico gubernatorial election held November 2, 2004, the election of a new governor was not certified until late December 2004. These events delayed the Company's permit approval process.

On June 28, 2005, the Company received notification from the Planning Board of Puerto Rico (Junta de Planification de Puerto Rico) that the Brisas del Atlantico project was not approved because the 36-acre tract is located in a area zoned rural/agricultural, and housing development is not included in the current master development plan for the that area. Based on the previous endorsement of the project by the Mayor of Aguadilla and the lack of any objections as to the proposed land use from the Department of Agriculture (Departamento de Agricultura), as submitted with the original permit application, the Company submitted a formal request to the Planning Board to reconsider its decision on July 6, 2005. The Planning Board agreed and reconsidered the matter during its meeting on July 18, 2005. Currently, the Company is awaiting notification of a decision from the Planning Board.

In December, 2004, we secured the rights to an additional 40 acre tract located in Guayanilla for our second Section 124 project. This tract of land is part of a 150 acre development that will also include other residential properties, commercial/retail buildings and a hotel. The master plan for this entire project is currently being prepared by the project's developer. We formed a second majority owned joint venture in Puerto Rico in December 2004, to manage construction and related activities required to build approximately 300 additional homes on this property under the Section 124 low income housing program.

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

At December 31, 2004 we had a working capital deficit of $370,546. The decrease in our working capital deficit as compared with 2003 is a result of the net loss incurred during the year ended December 31, 2004, partially offset by the increase in cash and refundable deposits. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses.Presently, we have no external sources of cash and we are dependent upon loans from private investors and private placements of our stock for funding.

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

FISCAL YEAR-END OPTION VALUES

----------------------------------------------------------------------------------------------------------------------
                                                                       Number of Securities     Value of Unexercised
                                                                       Underlying Unexercised   in-the-Money Option/
                                                                       Options/SARS At          SARs at Fiscal
                                                                       Fiscal Year-End (#)      Year-End ($)
                             Shares Acquired on                        Exercisable/             Exercisable/
Name                         Exercise (#)         Value Realized ($)   Unexercisable            Unexercisable
--------------------------- -------------------- --------------------- ------------------------ ----------------------
Peter F. Russo                    --                   --              2,500,000/0              1,200,000/0
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of June 30, 2005, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owner                    Number of Shares Owned       Percentage**
                                                             Beneficially
Peter F. Russo                                                 900,000(1)                3.78

Martin G. Chilek                                               900,000(2)                3.78

Jerome A. Kindrachuk                                           600,000(3)                2.55

All Officers and Directors as a Group                        2,400,000                   9.57

T&T Asset Management                                         2,925,000(4)               12.04

J. Friedman & Sons                                           2,700,638(5)               10.81

United Charities of America                                  1,202,877(6)                5.12

Sophie Angelastri                                            1,837,231(7)                7.52

Nice Holdings, Ltd.                                          2,400,000 (8)               9.45

Neil Berman                                                  5,900,120(9)               20.78

Ivano Angelastri                                             1,265,500(10)               5.51

The Divergence Fund, LP                                      1,720,090(11)               7.11

** Based on 22,986,824 shares outstanding on June 30, 2005.

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

(9) In addition to 500,200 shares owned directly, Mr.Berman holds notes convertible into 1,549,920 shares of common stock at a conversion price of $0.125 per share, notes convertible into 3,620,000 shares at a conversion price of $0.05 per share, and warrants expiring March 31, 2006 to purchase 230,000 shares of common stock at an exercise price of $0.10 per share.

(10) Mr. Angelastri disclaims any beneficial ownership of shares of common stock, convertible notes and warrants held by his wife Sophie Angelastri.

(11) In addition to 520,090 shares owned directly, The Divergence Fund, LP holds notes convertible into 500,000 shares of common stock at a conversion price of $0.05 per share and warrants expiring March 31, 2006 to purchase 700,000 shares of common stock at an exercise price of $0.10 per share.

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

10.25            Delta Mutual, Inc. Code of Conduct and Business Ethics.
                 Incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 14, 2005.

10.26 Executive Employment Agreement, dated May 23, 2005, between Delta Mutual, Inc. and Martin G. Chilek. Incorporated herein by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K, filed with the Commission on May 25, 2005.

10.27 Investment Banking Agreement, dated June 17, 2005, between Delta Mutual, Inc. and T&T Vermoegensverwaltungs AG. Incorporated herein by reference to Exhibit 10.27 to the Company's Current Report on Form 8-K, filed with the Commission on June 30, 2005.

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

Dated: July 22, 2005

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

     SIGNATURE                    TITLE                      DATE
-----------------           -----------------           ---------------

/s/ Peter F. Russo
---------------------
Peter F. Russo                 President                 July 22, 2005
                               and Director

                DELTA MUTUAL, INC. AND CONSOLIDATED SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Accountant's Report                                                         F-1

Financial Statements:

    Consolidated Balance Sheets as of December 31, 2004                     F-2

    Consolidated Statements of Operations for the years ended
      December 31, 2004 and 2003                                            F-3

    Consolidated Statements of Stockholders' Deficiency as of
      December 31, 2004 and 2003, Respectively                              F-4

    Consolidated Statements of Cash Flows for the years ended
      December 31, 2004 and 2003.                                           F-6

    Notes to Consolidated Financial Statements                              F-8

                {LETTERHEAD OF WIENER, GOODMAN & COMPANY, P.C.)

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

/s/ WIENER, GOODMAN & COMPANY, P.C.
-----------------------------------
WIENER, GOODMAN & COMPANY, P.C.

Eatontown, New Jersey
March 30, 2005, except for Notes 1, 6, 12, 14 and 15 for which the date is July 18, 2005.

                       DELTA MUTUAL INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           December 31
                                                   ---------------------------
                                                       2004            2003
                                                   ------------   ------------
  Current Assets:
            Cash                                   $    113,780   $     14,057
            Prepaid expenses                                 40          3,962
            Refundable deposits                         144,700         25,200
                                                   ------------   ------------
               Total Current Assets                     258,520         43,219

  Property & Equipment - net                              8,689          7,033
  Investment in joint ventures                                1         33,800
  Capitalized construction costs                        170,000             --
  Other assets                                            4,234            650
                                                   ------------   ------------
                    Total Assets                   $    441,444   $     84,702
                                                   ============   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

  Current Liabilities:
           Accounts payable                        $    202,929   $    186,592
           Accrued expenses                             426,137        265,286
           Loan due former officer/stockholder             --           56,364
           Loan to related parties                         --          122,000
           Due to related parties                          --           11,200
                                                   ------------   ------------
             Total Current Liabilities                  629,066        641,442

  Accretion of convertible debt                         142,200             --
                                                   ------------   ------------

                    Total Liabilities                   771,266        641,442
                                                   ------------   ------------

  Minority interest in consolidated subsidiaries        183,160            150

   Stockholders' Deficiency:
     Common stock $0.0001 par value -
           Authorized 100,000,000 shares;
           19,133,571 and 9,361,688  shares issued
           and outstanding, respectively                  1,913            936
     Additional paid-in-capital                       3,224,904      1,231,574
    Deficit accumulated during the
           development stage                         (3,739,799)    (1,789,400)
                                                   ------------   ------------

  Total Stockholders' Deficiency                     (  512,982)      (556,890)
                                                   ------------   ------------

  TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                         $    441,444   $     84,702
                                                   ============   ============

 See notes to consolidated financial statements

                      DELTA MUTUAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years Ended December 31,

                                             2004             2003
                                       ---------------   ---------------

  Revenue                              $            --   $            --
                                       ---------------   ---------------

  Costs and Expenses
      General and administrative
      expenses                               1,848,078         1,209,853
                                       ---------------   ---------------

   Loss from operations                     (1,848,078)       (1,209,853)
                                       ---------------   ---------------

   Minority interest share of loss
   of consolidated subsidiaries                101,644                --

   Write down of joint venture                 (33,799)               --

   Accretion of convertible debt              (142,200)               --

   Interest expense                            (27,966)          (39,656)
                                       ---------------   ---------------

   Loss before benefit
   from income taxes                        (1,950,399)       (1,249,509)

   Benefit from income taxes                        --                --
                                       ---------------   ---------------
   Net loss                            $    (1,950,399)   $   (1,249,509)
                                       ===============   ===============

   Loss per common share -
   basic and diluted                   $          0.14   $          0.19
                                       ===============   ===============

   Weighted average number of
   common shares outstanding -
   basic and diluted                        14,250,963         6,734,384
                                       ===============   ===============

    See notes to consolidated financial statements

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                            Number of        Common          Paid in          Deficit          Total
                                            Common           Stock           Capital          Accumulated
                                            Shares
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

See notes to consolidate financial statements

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued)

                                    Number of        Common           Paid in          Deficit           Total
                                    Common Shares    Stock            Capital          Accumulated
                                    --------------   --------------   --------------   --------------    --------------
Issuance of common stock for             2,636,328              264          246,178             --             246,442
repayment and conversion for
debt and interest expense (valued
at $0.05 - $0.137 per share)

Issuance of common stock for             3,840,000              384          457,791             --             458,175
services (valued at $0.05 - $0.30
per share)

Sale of common stock (valued at          2,544,055              254          275,996             --             276,250
$0.05 - $0.18 per share)

Issuance of common stock for               412,000               41           69,999             --              70,040
settlement Agreement (valued at
$0.17 per share)

Issuance of common stock awards            339,500               34           51,966             --              52,000
from the Company's 2001 stock
option plan (valued at $0.078 -
$0.18 per share)

Beneficial conversion feature                  --               --           891,400             --             891,400
of convertible debt

Net loss                                       --               --               --        (1,950,399)       (1,950,399)
                                    --------------   --------------   --------------   --------------    --------------

Balance, December 31, 2004              19,133,571   $        1,913   $    3,224,904   $   (3,739,799)   $     (512,982)
                                    ==============   ==============   ==============   ==============    ==============

See notes to consolidated financial statements

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31
                                           --------------------------------
                                                2004               2003
                                           --------------    --------------
Cash flows from operating activities:
 Net loss                                  $   (1,950,399)   $   (1,249,509)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation                                       2,137             1,759
  on-cash compensation, including
  settlement and common stock awards              528,215           337,344
 Issuance of common stock awards                   52,000
 Minority interest share of losses
  of consolidated subsidiaries                   (101,644)              --

 Accretion of convertible debt                    142,200               --
 Bad debt                                          47,521               --
 Write-down of joint venture                       33,799               --
 Changes in operating assets
  and liabilities                                (106,253)          429,666
                                           --------------    --------------
Net cash used in operating activities          (1,352,424)         (480,740)
                                           --------------    --------------

Cash flows from investing activities:
 Purchase of fixed assets                          (3,793)          (33,992)
 Advances to joint ventures                          --            (115,100)
 Advances to ESI                                     --
                                           --------------    --------------

Net cash used in
  Investing activities                             (3,793)         (149,092)
                                           --------------    --------------

Cash flows from financing activities:
 Proceeds from sale of common stock               276,250           112,500
 Proceeds from loans                                 --                  --
 Repayment of loans                                  --                  --
 Proceeds from minority interest                  284,654               150
 Proceeds from former officer
   and stockholder                                   --             515,383
 Repayment to former officer
   and stockholder                                (56,364)         (109,015)
 Proceeds from related parties                       --             187,000
 Repayment to related parties                     (10,000)          (65,000)
 Proceeds from convertible debt                   961,400                --
                                           --------------    --------------

 Net cash provided by
   financing activities                         1,455,940           641,018
                                           --------------    --------------

 Net increase in cash                              99,723            11,186
 Cash - Beginning of year                          14,057             2,871
                                           --------------    --------------
 Cash - End of year                        $      113,780    $       14,057
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

      Puerto Rico

      The Company formed majority owned joint ventures in Puerto Rico to manage the construction and related activities required to build low income homes in Puerto Rico under the Federal Government's Section 124 low income housing program. In December 2003, the Company secured the purchase rights to 36 acres that are designated Section 124 eligible, in the City of Aguadilla. Approximately 270 low income homes are planned for construction on this property, in a project called "Brisas del Atlantico." The necessary building permits were submitted for approval and a real estate agency was hired to sell the homes planned for construction. Due to events related to the ballot recount in the Puerto Rico gubernatorial election held November 2, 2004, the election of a new governor was not certified until late December 2004. These events delayed the Company's permit approval process.

      On June 28, 2005, the Company received notification from the Planning Board of Puerto Rico (Junta de Planification de Puerto Rico)that the Brisas del Atlantico project was not approved because the 36-acre tract is located in a area zoned rural/agricultural, and housing development is not included in the current master development plan for that area. Based on the previous endorsement of the project by the Mayor of Aguadilla and the lack of any objections as to the proposed land use from the Department of Agriculture (Departamento de Agricultura), as submitted with the original permit application, the Company submitted a formal request to the Planning Board to reconsider its decision on July 6, 2005. The Planning Board agreed and reconsidered the matter during its meeting on July 18, 2005. Currently, the Company is awaiting notification of a decision from the Planning Board.

      In December, 2004, we secured the rights to an additional 40 acre tract located in Guayanilla for our second Section 124 project. This tract of land is part of a 150 acre development that will also include other residential properties, commercial/retail buildings and a hotel. The master plan for this entire project is currently being prepared by the project's developer. We formed a second majority owned joint venture in Puerto Rico in December 2004, to manage construction and related activities required to build approximately 300 additional homes on this property under the Section 124 low income housing program.

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

      For the year ended
                                              December 31,
                                    --------------------------------
                                         2004               2003
                                    --------------    --------------

Net loss-as reported                $   (1,950,399)   $   (1,249,509)

  Deduct:  Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards,
  net of taxes                             406,250                --
                                    --------------    --------------

Net loss- pro forma                 $   (2,356,649)   $   (1,249,509)
                                    ==============    ==============

Loss per common share
  basic and diluted- as reported    $        (0.14)   $        (0.19)

Loss per common share
  basic and diluted - pro forma     $        (0.17)   $        (0.19)

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

i) In accordance with Emerging Issues Task Force 00-27, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants to each respective security at their fair values. The Company used the conversion value of the convertible debt and the calculated fair value of the warrants using the Black-Scholes valuation model as its estimate of fair value. The Company compared the allocated proceeds of the convertible debt to the difference between its conversion value and face amount. The calculated fair value of convertible debt of $725,855 was recorded as the value of the Beneficial Conversion Feature and accordingly credited to Additional Paid-In Capital. The value of the warrants of $235,545 was recorded as a reduction of the convertible debt. The convertible debt is recorded at zero. The convertible debt will be accreted to its face value of $891,400 under the interest method until it is either converted or matures. As of December 31, 2004 the accretion amounted to $142,200.

j) At December 31, 2004, the Company's outstanding convertible notes were convertible into 13,953,200 shares of common stock.

      The following table shows the maturities by year of the total face amount of the long-term convertible debt obligations at December 31:

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

      During the year ended December 31, 2004, the Company recorded a deferred tax asset associated with its net operating loss ("NOL") carryforwards of approximately $3,740,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future. The Company's NOL carryforward expires beginning in 2010 through 2017.

      There is no provision for income taxes for the years ended December 31, 2004 and 2003 as there was no taxable income in either year.

      The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

                                                December 31, 2004                 December 31, 2003
                                       --------------------------------- ---------------------------------
                                        Temporary         Tax             Temporary            Tax
                                        Difference        Effect          Difference           Effect
                                       --------------    --------------   --------------    --------------
      Gross deferred tax asset         $    3,740,000       $ 1,272,000   $      608,000    $      207,000
       resulting from net operating
       loss carryforward
      Valuation allowance                  (3,740,000)       (1,272,000)        (608,000)         (207,000)
                                       --------------    --------------   --------------    --------------

       Net deferred income tax asset   $         --      $         --     $         --      $         --
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

                                                  Weighted-
                              Number Out-          Average             Weighted-            Number                Weighted-
          Range of            standing at        Remaining             Average           Exercisable at           Average
         Exercise             December 31,        Contractual          Exercise           December 31,            Exercise
          Prices               2004                 Life                Price                2004                  Price
      -----------------    -----------------   -----------------   -----------------   -----------------      ----------------
      $0.25                    6,500,000           9                 $0.25                1,600,000                 $0.25

      A summary of the status of the Company's Stock Purchase Warrants as of December 31, 2004, and changes during the year is then presented below:

                                                             2004                                2003
                                                 -------------------------------   -------------------------------
                                                                    Weighted-                       Weighted-
                                                                    Average                         Average
                                                                    Exercise                        Exercise
                                                    Shares          Price               Shares      Price
                                                 --------------   --------------   --------------   --------------
  Warrants out-
           Standing, beginning of
           Year                                            --     $          --           --        $         --
   Warrants granted                                   8,880,000   $         0.10          --        $         --
   Warrants exercised                                  (800,000)  $         0.10          --        $         --
   Warrants cancelled/expired                            --       $         --            --        $         --
                                                 --------------   --------------   --------------   --------------

   Warrants outstanding, end of year                  8,080,000   $         0.10          --        $         --
                                                 ==============   ==============   ==============   ==============
  Warrant price range at
              end of year                                         $        0.10                     $         --
  Warrant price range for
              exercised shares                                    $        0.10                     $         --
  Weighted-average fair value of
           warrants granted below market value
           during the year                                        $        0.24                     $         --

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

      During the year ended December 31, 2004, the Company expensed common stock valued at $70,040, in connection with the terminated license agreement.

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

c. On July 1, 2005, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York by Charter Capital Resources, Inc. and Beryl Zyskind. The complaint lists as defendants the Company; Peter F. Russo, our President and Chief Executive Officer; Neil Berman, a stockholder and noteholder of the Company; and Standard Registrar & Transfer Agency, the Company's transfer agent. The suit alleges that the plaintiffs own 300,000 shares of the Company's common stock and that the defendant's have interfered with the plaintiff's right to transfer 232,134 of their shares. The plaintiff's seek alleged compensatory damages of $200,000, punitive damages, costs and reasonable attorneys' fees, and an order requiring the defendant's to take the necessary steps to transfer the 232,134 shares to the street name of the plaintiffs' broker for immediate sale in the public market.

      On July 20, 2005, the Company filed an answer to the complaint which denies the allegations and filed a motion to disqualify plaintiffs' attorneys.