Form 10QSB/A
period 2005-03-31
DELTA MUTUAL INC
filed 2005-07-26
CIK 1112985

FORM 10-QSB/A

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

Commission File Number 000-30563

                               DELTA MUTUAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                14-1818394
         ------------------------------               -----------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

                 111 NORTH BRANCH STREET, SELLERSVILLE, PA 18960
                                 (215) 258-2800
             ------------------------------------------------------
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

         --------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

At June 30, 2005, there were 22,986,824 shares of Common Stock, $.0001 par value, outstanding.

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------

                               DELTA MUTUAL, INC.

                                      INDEX

                                                                            Page

Part I.  Financial Information.................................................1

      Item 1. Financial Statements.............................................1

Consolidated Balance Sheets as of March 31, 2005 (unaudited)...................2

Consolidated Statements of Operations for the Three Months Ended
March 31, 2005 and 2004 (unaudited)............................................3

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2005 and 2004 (unaudited)..........................................4-5

Notes to Unaudited Consolidated Financial Statements...........................6

      Item 2. Management's Discussion and Analysis or Plan of Operation.......17

      Item 3. Controls and Procedures.........................................21

Part II. Other Information....................................................21

      Item 1. Legal Proceedings...............................................21

      Item 6. Exhibits........................................................22

Signatures....................................................................22


--------------------------------------------------------------------------------
                                     Page ii

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

PART I. Financial Information

      Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Amended Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for the entire fiscal year or for any other period.


--------------------------------------------------------------------------------
                                     Page 1

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------


                       DELTA MUTUAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                      March 31,
                                                                    -----------
                                                                        2005
                                                                    -----------
                                                                     (Unaudited)
Current Assets:
     Cash                                                           $    13,788
     Employee advances                                                    1,000
     Prepaid expenses                                                    78,502
     Refundable deposits                                                 60,700
                                                                    -----------
           Total Current Assets                                         153,990

Fixed assets - net                                                        8,059

Investment in joint ventures                                                  1
Capitalized construction costs                                          170,000
Other assets                                                              3,526
                                                                    -----------
          TOTAL ASSETS                                              $   335,576
                                                                    ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Accounts payable                                               $   276,045
     Accrued expenses                                                   509,026
     Loan from stockholder                                               71,731
                                                                    -----------
          Total Current Liabilities                                     856,802
                                                                    -----------

Long term convertible debt                                              240,900
                                                                    -----------

TOTAL LIABILITIES                                                     1,097,702
                                                                    -----------

Minority interest in consolidated subsidiaries                          181,799
                                                                    -----------

Stockholders' Deficiency:
     Common stock $0.0001 par value - authorized
       100,000,000 shares;
       20,849,113 shares issued and outstanding                           2,085
     Additional paid-in-capital                                       3,328,410
     Accumulated deficit                                             (4,274,420)
                                                                    -----------
          Total Stockholders' Deficiency                             (  943,925)
                                                                    -----------
          TOTAL LIABILITIES AND
            STOCKHOLDERS'  DEFICIENCY                               $   335,576
                                                                    ===========
See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------
                                     Page 2

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------


                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
Revenue                                            $         --    $         --
                                                   ------------    ------------
Costs and Expenses
     General and administrative
     expenses                                           375,993         279,504
                                                   ------------    ------------
     Loss from operations                              (375,993)       (279,504)
                                                   ------------    ------------
     Minority interest share of income/(loss)
     of consolidated subsidiaries                       (48,343)          8,609

     Accretion of convertible debt                      (98,700)             --

     Writedown/loss from joint ventures                      --         (35,059)
     Interest expense                                   (11,584)         (8,372)
                                                   ------------    ------------
     Loss before benefit from income taxes             (534,620)       (314,326)
                                                   ------------    ------------
     Benefit from income taxes                               --              --
                                                   ------------    ------------
     Net loss                                      $   (534,620)   $   (314,326)
                                                   ============    ============
     Loss per common share -
       basic and diluted                           $      (0.03)   $      (0.03)
                                                   ============    ============
     Weighted average number of
       common shares outstanding-
       basic and diluted                             20,517,334      10,479,139
                                                   ============    ============

See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------
                                     Page 3

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------


                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                      -----------------------
                                                        2005         2004
                                                      ---------    ---------
Cash flows from operating activities:
     Net loss                                         $(534,620)   $(314,326)
     Adjustment to reconcile net loss to
     net cash used in operating activities:
     Depreciation                                         1,338          439
     Non-cash employee compensation                      61,300      115,000
     Non-cash compensation                               12,250       42,250
     Accretion  of convertible debt                      98,700           --
     Writedown/loss from joint ventures                      --       35,059
     Minority interest in losses of consolidated
     subsidiaries                                        48,343       (8,609)
     Changes in operating assets
     and liabilities:                                   160,670     (150,885)
                                                      ---------    ---------
Net cash used in operating activities:                 (152,019)    (281,072)
                                                      ---------    ---------

Cash flows from investing activities:
     Proceeds from (repayments to) minority
     interests                                          (49,704)     148,000

     Advances to joint ventures                              --     (100,000)
                                                      ---------    ---------
Net cash (used in) provided by investing
activities                                              (49,704)      48,000
                                                      ---------    ---------
Cash flows from financing activities:
     Proceeds from sale of common stock                  30,000       37,500

     Proceeds from former officer and stockholder            --      284,400

     Repayment for former officer and stockholder            --      (56,364)

     Proceeds from related party                         71,731           --

     Repayment to related parties                            --      (10,000)
                                                      ---------    ---------
     Net cash provided by
       financing activities                             101,731      255,536
                                                      ---------    ---------

     Net increase  (decrease) in cash                   (99,992)      22,464
     Cash - Beginning of period                         113,780       14,057
                                                      ---------    ---------
     Cash - End of period                             $  13,788    $  36,521
                                                      =========    =========

See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------
                                     Page 4

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------


                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

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
                                                         =========    =========

See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------
                                     Page 5

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------
                                     Page 6

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------


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

On June 28, 2005, the Company received notification from the Planning Board of Puerto Rico (Junta de Planification de Puerto Rico) that the Brisas del Atlantico project was not approved because the 36-acre tract is located in a area zoned rural/agricultural, and that housing development is not included in the current master development plan for that area. Based on the previous endorsement of the project by the Mayor of Aguadilla and the lack of any objections as to the proposed land use from the Department of Agriculture (Departamento de Agricultura) as submitted with the original permit application, the Company submitted a formal request to the Planning Board to reconsider its decision on July 6, 2005. The Planning Board agreed and reconsidered the matter at its meeting on July 18, 2005. Currently, the Company is awaiting notification of a decision from the Planning Board.

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


--------------------------------------------------------------------------------
                                     Page 7

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------


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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123). Had compensation cost for the Company's stock option plan been determined based on the fair market value at the date of the grant of awards in 2004 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts included below:


--------------------------------------------------------------------------------
                                     Page 8

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------


                                                      For the three months
                                                         ended March 31,
                                                   ----------------------------
                                                       2005             2004
                                                   -----------      -----------

Net loss-as reported                               $  (534,620)     $  (314,326)

  Deduct:  Total stock-based
           employee compensation
           expense determined
           under the fair value
           based method for all
           awards, net of taxes                        101,563               --
                                                   -----------      -----------
Net loss-pro forma                                 $  (636,183)     $  (314,326)
                                                   ===========      ===========
Loss per common share
  basic and diluted -
  as reported                                      $     (0.03)     $     (0.03)

Loss per common share
  basic and diluted-
  pro forma                                        $     (0.03)     $     (0.03)

      The fair value of each option grant is estimated on the date of the grant using Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividends yield of 0%, expected volatility of 116% and expected life of 10 years. No options were granted during the three months ended March 31, 2005 and 2004, respectively.

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


--------------------------------------------------------------------------------
                                     Page 9

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------
                                     Page 10

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------


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

      During the year ended December 31, 2004, Neil Berman, an investor, purchased a 25% interest in Delta Development Partners, LP for $148,000.

      On October 6, 2004, the Company entered into a second joint venture agreement to develop government sponsored, Section 124 low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners II, LP, that holds the 85% majority share of Delta Developers Guayanilla Corp., a Puerto Rico corporation formed to manage the construction and related activities required to build approximately 300 low income homes under Section 124. The operations of the joint venture have been consolidated with the Company since October 6, 2004.

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


--------------------------------------------------------------------------------
                                     Page 11

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------
                                     Page 12

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------

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

f) On November 2 and November 5, 2004, the Company issued two convertible notes in the principal amounts of $12,5000 and $25,000, respectively, to two lenders, one of whom was a related party. The notes are due November 1, 2006 and November 4, 2006, respectively. Each note bears interest at 6% per annum and is convertible into common stock at an initial conversion price of $0.05 per share, the fair market value at the date of issuance. On November 8, 2004, the Company converted the $25,000 note into 500,000 shares of common stock with interest paid in cash. On January 3, 2005, the Company converted the $12,500 note by issuing 250,000 shares of common stock. The Company paid the interest of $127 by issuing the lender an additional 2,542 shares of common stock.

g) On November 26, 2004, the Company entered into a settlement agreement and mutual release with a stockholder. As part of the settlement, the Company issued a convertible note for $50,000 due on November 24, 2006. The note bears interest at 6% per annum and is convertible into common stock at an initial conversion price of $0.05 per share. The Company expensed the settlement amount at the time of issuance. Interest expense for the three months ended March 31, 2005 and 2004, amounted to $750 and $-0-, respectively. As of March 31, 2005,the balance of $1,046 is included in accrued expenses on the Company's balance sheet.

h) In accordance with Emerging Issues Task Force 00-27, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants to each respective security at their fair values. The Company used the conversion value of the convertible debt and the calculated fair value of the warrants using the Black-Scholes valuation model as its estimate of fair value. The Company compared the allocated proceeds of the convertible debt to the difference between its conversion value and face amount. The calculated fair value of convertible debt of $725,855 was recorded as the value of the Beneficial Conversion Feature and accordingly credited to Additional Paid-In Capital. The value of the warrants of $235,545 was recorded as a reduction of the convertible debt. The convertible debt is recorded at zero. The convertible debt will be accreted to its face value of $853,900 under the interest method until it is either converted or matures. As of March 31, 2005 the accretion amounted to $240,900.

i) At March 31, 2005, the Company's outstanding convertible notes were convertible into 13,203,200 shares of Common stock.

      The following table shows the maturities by year of total face amount of the long-term convertible debt obligations at March 31:


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


--------------------------------------------------------------------------------
                                     Page 13

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------

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

9.    MINORITY INTERESTS


--------------------------------------------------------------------------------
                                     Page 14

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------

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

a) On January 14, 2004, the Company and David Razmara, entered into an agreement to compensate him for past services rendered to the Company in the amount of $4,125, all of which was accrued at December 31, 2003. The Company issued 50,000 shares of common stock in full payment of this debt.

b) In February 2004, the Company sold to a private investor 300,000 shares of restricted common stock for $37,500, valued at $.125 per share.

c) The Company and Citrus Land and Development Company entered into an agreement for services rendered to the Company in the amount of $25,000. In February 2004, the Company issued 355,000 shares of common stock in connection with this agreement.

d) On March 31, 2004 the Company and MicroCap, Inc. entered into an agreement for services rendered to the Company in the amount of $9,000. The Company issued 30,000 shares of common stock in connection with this agreement.

e) The Company and Kenneth Martin entered into an agreement to compensate him for past services in the amount of $50,000, all of which was accrued at December 31, 2003. In March 2004, the Company issued 200,000 shares of common stock in full payment of this debt.

f) On March 31, 2004, pursuant to a joint venture agreement dated January 14, 2004, the Company issued 50,000 shares of common stock to David Razmara in consideration of services rendered to the joint venture in the amount of $4,125.

g) On April 16, 2004, the Company and Burton Lasalle Capital Corporation entered into an agreement for services rendered to the Company in the amount of $36,000. In April 2004 the Company issued 200,000 shares of common stock in connection with this agreement.

h) On April 16, 2004, the Company and Basic Investors, Inc. entered into an agreement for services rendered to the Company in the amount of $72,000. In April 2004, the Company issued 400,000 shares of common stock in connection with this agreement.


--------------------------------------------------------------------------------
                                     Page 15

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------

i) On March 4, 2004, the Company and Charter Capital Resources, Inc. entered into an agreement for services rendered to the Company in the amount of $12,500. In May 2004, the Company issued 100,000 shares of common stock in connection with this agreement.

j) On March 21, 2004 the Company and Clark Street Capital, entered into an agreement for services rendered to the Company in the amount of $72,000. In June 2004, the Company issued 400,000 shares of common stock in connection with this agreement.

k) On April 5, 2004, the Company and Inna Turney, through her assignee Business Centres International, entered into an agreement for services rendered to the Company in the amount of $7,500. In April 2004, the Company issued 50,000 shares of common stock in full settlement of this debt.

l) On May 5, 2004, the Company issued to three employees an aggregate of 185,000 shares of common stock valued at $25,900 in consideration for their respective commitments as employees of the Company.

m) During the second quarter of 2004 the Company sold 840,000 shares of restricted common stock for $105,000 valued at $.125 per share.

n) In August 2004, pursuant to a placement agent agreement dated May 3, 2004, the Company issued 250,000 shares of common stock to T&T Asset Management of Zurich, Switzerland in consideration of past services rendered to the Company in the amount of $31,250, all of which was expensed at September 30, 2004.

o) On September 16, 2004, pursuant to a placement agent agreement dated September 1, 2004, the Company issued 125,000 shares of common stock to T&T Asset Management of Zurich, Switzerland in consideration of services rendered to the Company in the amount of $6,250.

p) On September 17, 2004, pursuant to an amended and restated consulting services agreement dated September 7, 2004, the Company issued 100,000 shares of common stock to Basic Investors, Inc. for past services rendered to the Company in the amount of $12,000 as full payment of the Company's debt, all of which was expensed at September 30, 2004. In return, Basic Investors returned to the Company 400,000 shares of common stock that was issued to Basic in April 2004 in consideration of services rendered to the Company in the amount of $72,000.

q) On September 10, 2004, the Company and B C N investments, LLC. entered into an agreement for services rendered to the Company in the amount of $36,000 all of which was expensed at September 30, 2004. The Company issued 300,000 shares of common stock in connection with this agreement.

r) On September 20, 2004, the Company and Commonwealth Holdings, Inc. entered into an agreement for services rendered to the Company in the amount of $12,000 all of which was expensed at September 30, 2004. The Company issued 100,000 shares of common stock in connection with this agreement.

s) During the third quarter of 2004, the Company sold 350,000 shares of restricted common stock for $43,750 valued at $.125 per share.

t) On October 4, 2004, pursuant to an agreement dated May 3, 2004, the Company issued 750,000 shares of common stock to Ebony Finance Ltd. of Zurich, Switzerland in consideration of past services rendered to the Company in the amount of $37,500, all of which was expensed during the year ended December 31, 2004.

u) On October 22, 2004,the Company and VarGrowth Corp., Inc. entered into an agreement for services rendered to the Company in the amount of $35,375, all of which was expensed during the year ended December 31, 2004. The Company issued 250,000 shares of common stock in connection with this agreement.

v) On November 1, 2004, the Company and Consulting Medical Management entered into an agreement for services rendered to the Company in the amount of $31,250, all of which was expensed during the year ended December 31, 2004. The Company issued 250,000 shares of common stock in connection with this agreement.


--------------------------------------------------------------------------------
                                     Page 16

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------

w) On November 9, 2004, the Company and Michael Schantz entered into an agreement for services rendered to the Company in the amount of $25,000, all of which was expensed during the year ended December 31, 2004. The Company issued 250,000 shares of common stock in connection with this agreement.

x) On November 15, 2004, pursuant to a monthly retainer agreement dated August 15, 2004, the Company issued 45,000 shares of common stock to Focus Partners LLC in consideration of past services rendered to the Company in the amount of $5,400, all of which was expensed during the year ended December 31, 2004.

y) On November 16, 2004, pursuant to an advisory agreement dated June 7, 2004, the Company issued 250,000 shares of common stock to Constellation Capital Corp. in consideration of past services rendered to the Company in the amount of $37,500, all of which was expensed during the year ended December 31, 2004.

z) On November 26, 2004, pursuant to a settlement agreement and mutual general release, the Company issued 412,000 shares of common stock to Joseph Friedman and Sons International, Inc. ("Friedman"), a stockholder of the Company, in respect of the complete release provided by Friedman to the Company as contained in the settlement agreement. The consideration for the release was in the amount of $70,040, all of which was expensed during the year ended December 31, 2004.

aa) In December 2004, the Company issued 800,000 shares of its common stock through the exercise of the Company's common stock warrants, held by four warrant holders, at an exercise price of $0.10 per share, valued at $80,000.

bb) During the fourth quarter of 2004, the Company sold 54,055 shares of its restricted common stock for $10,000, valued at $0.185 per share.

cc) On January 25, 2005, the Company issued 300,000 shares of common stock through the exercise of the Company's common stock warrants, held by a warrant holder, at an exercise price of $0.10 per share, valued at $30,000.

dd) On February 15, 2005, pursuant to a monthly retainer agreement dated August 15, 2004, the Company issued 45,000 shares of common stock to Focus Partners LLC in consideration of past services rendered to the Company in the amount of $11,250, all of which was expensed during the three months ended March 31, 2005.

ee) On March 9, 2005, pursuant to a monthly retainer agreement dated March 9, 2005, the Company issued 5,000 shares of common stock to Northern Hills, Inc. in conjunction with the agreement in the amount of $1,000, all of which was expensed during the three months ended March 31, 2005.

11.   SUBSEQUENT EVENTS

a) On April 5, 2005, the Company issued 8% Promissory Notes to private investors in the amount of $210,655, with the principal and interest due at maturity, on October 2, 2005.

b) On April 27 and May 4, 2005, the Company sold a total of 736,667 shares of restricted common stock for $221,000, valued at $0.30 per share, fair market value at time of issuance.

c) On July 1, 2005, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York by Charter Capital Resources, Inc. and Beryl Zyskind. The complaint lists as defendants the Company; Peter F. Russo, our President and Chief Executive Officer; Neil Berman, a stockholder and noteholder of the Company; and Standard Registrar & Transfer Agency, the Company's transfer agent. The suit alleges that the plaintiffs own 300,000 shares of the Company's common stock and that the defendants have interfered with the plaintiffs' right to transfer 232,134 of their shares. The plaintiffs seek alleged compensatory damages of $200,000, punitive damages, costs and reasonable attorneys' fees, and an order requiring the defendants to take the necessary steps to transfer the 232,134 shares to the street name of the plaintiffs' broker for immediate sale in the public market. On July 20, 2005, the Company filed an answer to the complaint which denies the allegations and filed a motion to disqualify plaintiffs' attorneys.

      The Company believes that this matter will have no material effect upon the Company or its operations.


--------------------------------------------------------------------------------
                                     Page 17

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2005 we incurred a net loss of $543,620, because we had no revenue to offset operating and other expenses. During the three months ended March 31, 2004 we incurred a net loss of $314,326, for the same reasons.

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

The net loss increased from approximately $314,000 for the three months ended March 31, 2004 to approximately $535,000 for the three months ended March 31, 2005.

The items of significant increase in the three months ended March 31, 2005 over the comparable period of the prior year were an increase in general and administrative expense from approximately $280,000 in 2004 to approximately $376,000 in 2005, attributable to increased salaries and related payroll taxes of about $67,700, increased travel and living expenses of approximately $36,200, and partially offset by reduced consulting expenses of about $31,200; the accretion of convertible debt of approximately $99,000; an increase in interest expense increased from approximately $8,400 in 2004 to approximately $12,000 in 2005; and a loss of about $48,000 from the minority interest share in subsidiaries compared to income of approximately $8,600 in 2004. There was a writedown in a joint venture of about $35,100 in 2004 and no corresponding loss in the current period.

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


--------------------------------------------------------------------------------
                                     Page 18

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------

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

On June 28, 2005, the Company received notification from the Planning Board of Puerto Rico (Junta de Planification de Puerto Rico) that the Brisas del Atlantico project was not approved because the 36-acre tract is located in a area zoned rural/agricultural, and that housing development is not included in the current master development plan for that area. Based on the previous endorsement of the project by the Mayor of Aguadilla and the lack of any objections as to the proposed land use from the Department of Agriculture (Departamento de Agricultura) as submitted with the original permit application, the Company submitted a formal request to the Planning Board to reconsider its decision on July 6, 2005. The Planning Board agreed and reconsidered the matter at its meeting on July 18, 2005. Currently, the Company is awaiting notification of a decision from the Planning Board.

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


--------------------------------------------------------------------------------
                                     Page 19

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
                                     Page 20

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 1, 2005, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York by Charter Capital Resources, Inc. and Beryl Zyskind. The complaint lists as defendants the Company; Peter F. Russo, our President and Chief Executive Officer; Neil Berman, a stockholder and noteholder of the Company; and Standard Registrar & Transfer Agency, the Company's transfer agent. The suit alleges that the plaintiffs own 300,000 shares of the Company's common stock and that the defendants have interfered with the plaintiffs' right to transfer 232,134 of their shares. The plaintiffs seek alleged compensatory damages of $200,000, punitive damages, costs and reasonable attorneys' fees, and an order requiring the defendants to take the necessary steps to transfer the 232,134 shares to the street name of the plaintiffs' broker for immediate sale in the public market. On July 20, 2005, the Company filed an answer to the complaint which denies the allegations and filed a motion to disqualify plaintiffs' attorneys.

The Company disputes any wrongdoing by the Company or Mr. Russo and will contest vigorously the claims asserted against them. The Company will also vigorously defend its transfer agent pursuant to an indemnity agreement.

The Company believes that this matter will have no material effect upon the Company or its operations.


--------------------------------------------------------------------------------

DELTA MUTUAL INC - 10-Q                                    Filing Date: 03/31/05
--------------------------------------------------------------------------------

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

Dated: July 26, 2005

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


--------------------------------------------------------------------------------
                                     Page 22