Form 10QSB
period 2005-06-30
DELTA MUTUAL INC
filed 2005-08-22
CIK 1112985

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 19, 2005, there were 24,141,824 shares of Common Stock, $.0001 par value, outstanding.

                               DELTA MUTUAL, INC.

                                      INDEX

                                                                      Page

Part I.  Financial Information                                           1

      Item 1. Financial Statements                                       1

Consolidated Balance Sheets as of June 30, 2005 (unaudited)              2

Consolidated Statements of Operations for the Three and
Six Months Ended June 30, 2005 and 2004 (unaudited)                      3

Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 2005 and 2004 (unaudited)                               4-5

Notes to Unaudited Consolidated Financial Statements                     6

      Item 2. Management's Discussion and Analysis or Plan
      of Operation                                                      18

      Item 3. Controls and Procedures                                   21

Part II. Other Information                                              21

      Item 1. Legal Proceedings                                         21

      Item 6. Exhibits                                                  22

Signatures                                                              22

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

      The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                                  BALANCE SHEET

                                     ASSETS
                                                                      June 30,
                                                                        2005
                                                                   ------------
                                                                    (Unaudited)

Current Assets:
   Cash                                                            $     63,993
   Prepaid expenses                                                      12,145
   Refundable deposits                                                   60,700
                                                                   ------------
      Total Current Assets                                              136,838

   Fixed  assets - net                                                    8,930
   Investment in joint venture                                                1
   Capitalized construction costs                                       410,000
   Other assets                                                           3,869
                                                                   ------------

      TOTAL ASSETS                                                 $    559,638
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable                                                $    318,889
   Accrued expenses                                                     659,028
   Loan from stockholder                                                 47,821
   Notes payable                                                        210,655
                                                                   ------------

      Total Current Liabilities                                       1,236,393
                                                                   ------------

   Long term convertible debt                                           345,913
                                                                   ------------

      TOTAL LIABILITIES                                               1,582,306
                                                                   ------------

Minority interest in consolidated subsidiaries                          180,145
                                                                   ------------
Stockholders' Deficiency:
   Common stock $0.0001 par value - authorized
     100,000,000 shares; 22,986,824
     issued and outstanding                                               2,299
   Additional paid-in-captial                                         3,821,189
   Accumulated deficit                                               (5,026,301)
                                                                   ------------
      Total Stockholders' Deficiency                                 (1,202,813)
                                                                   ------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIENCY                                        $    559,638
                                                                   ============

            See Notes to Unaudited Consolidated Financial Statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                            Six Months Ended June 30,      Three Months Ended June 30,
                                          -----------------------------   -----------------------------
                                               2005            2004            2005            2004
                                          -------------   -------------   -------------   -------------

Revenue                                   $          --   $          --   $          --   $          --

Costs and Expenses
   General and administrative
     expenses                                   897,743         606,923         521,750         327,418
                                          -------------   -------------   -------------   -------------
Loss from operations                           (897,743)       (606,923)       (521,750)       (327,418)

Minority interest share of income/(loss)
  of consolidated subsidiaries                   74,689         (24,728)         26,346         (16,119)

Accretion of convertible debt                   203,713              --         105,013              --

Writedown/loss from joint ventures
                                                     --          73,939              --          38,880

Interest expense                                110,356          11,370          98,772           2,998
                                          -------------   -------------   -------------   -------------

Loss before benefit from income taxes        (1,286,501)       (667,504)       (751,881)       (353,177)

Benefit from income taxes                            --              --              --              --
                                          -------------   -------------   -------------   -------------

Net loss                                  $  (1,286,501)  $    (667,504)  $    (751,881)  $    (353,177)
                                          =============   =============   =============   =============

 Loss per common share-
   basic and diluted                      $       (0.07)  $       (0.06)  $       (0.03)  $       (0.03)
                                          =============   =============   =============   =============

 Weighted average number of
   common shares outstanding-
   basic and diluted                         19,330,944      11,437,510      21,856,808      13,160,248
                                          =============   =============   =============   =============

            See Notes to Unaudited Consolidated Financial Statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                   -----------------------------
                                                       2005            2004
                                                   ------------    ------------
Cash flows from operating activities:

   Net loss                                        $ (1,286,501)   $   (667,504)
   Adjustments to reconcile net loss to
     net cash used in operating activities:

   Depreciation and amortization                          2,676             879

   Non-cash employee compensation                        61,300              --
   Non-cash compensation                                134,370         188,580

   Accretion of convertible debt                        203,713              --

   Writedown/loss from joint ventures                        --          73,939
   Minority interest in losses of
     consolidated subsidiaries                           74,689         (24,727)
   Changes in operating assets
     and liabilities                                    419,695         (52,123)
                                                   ------------    ------------
   Net cash used in operating activities               (390,058)       (480,956)
                                                   ------------    ------------

   Purchase of fixed assets                              (1,500)             --

   Proceeds from minority interests                     (77,704)             --
   Increase in preconstruction costs                   (240,000)             --

   Advances to joint ventures                                --        (103,123)
                                                   ------------    ------------

   Net cash used in
     investing activities                              (319,204)       (103,123)
                                                   ------------    ------------

Cash flows from financing activities:
   Proceeds from sale of common stock                   371,000         142,500
   Proceeds from exercise of common
     stock warrants                                      30,000              --
   Proceeds from loan                                   282,386         363,900
   Repayment of loan                                    (23,910)             --
   Repayment for former officer
     and stockholder                                         --         (56,364)
   Repayment to related parties                              --         (10,000)
   Proceeds from minority interest                           --         148,000
                                                   ------------    ------------

   Net cash provided by
     financing activities                               659,476         588,036
                                                   ------------    ------------

   Net increase (decrease) in cash                      (49,786)          3,957
   Cash - Beginning of period                           113,780          14,057
                                                   ------------    ------------
   Cash - End of period                            $     63,994    $     18,014
                                                   ============    ============

            See Notes to Consolidated Unaudited Financial Statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                     Six Months Ended June 30,
                                                   -----------------------------
                                                       2005            2004
                                                   ------------    ------------
Supplementary information:
   Cash paid during year for:
      Interest                                     $      1,105    $         --
                                                   ============    ============
      Income taxes                                 $         --    $         --
                                                   ============    ============

Changes in operating assets and
  liabilities consists of:
   (Increase) in loans receivable                            --         (51,221)
   (Increase) decrease  in prepaid expenses             (12,105)          3,922
                                                         84,000              --
   Decrease in deposits
   (Increase) in other assets                            (1,052)       (120,750)
   Increase in accounts payable
     and accrued expenses                               348,852         115,926
                                                   ------------    ------------
                                                   $    419,695    $    (52,123)
                                                   ============    ============
Non-cash financing activities:

Issuance of common stock for debt                  $     73,980    $         --
                                                   ============    ============

Issuance of common stock for investment
  in unconsolidated subsidiary                     $         --    $      7,500
                                                   ============    ============

            See Notes to Unaudited Consolidated Financial Statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2005, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Delta Mutual, Inc. (the "Company" or "Delta") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements for the period ended June 30, 2005 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations.

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

Middle East

On January 22, 2004, the Company announced a strategic alliance agreement between Delta-Envirotech, Inc. and ZAFF International, Ltd., a technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to soil and water reclamation requirements in the Middle East. On December 1, 2004, the Company announced that ZAFF International, Ltd., Delta's strategic partner, received its operating license from the Saudi Arabia environmental authorities to employ all soil, refinery waste and waste water technologies held by Delta for environmental recovery projects. ZAFF International, Ltd. is one of the first companies to be granted a multi-technology environmental license in Saudi Arabia. On August 16, 2005, the Company announced that it had reached an agreement with SaFarCu, a private Saudi Arabia company, to provide a turn-key factory to manufacture insulated concrete form (ICF) products for their building industry.

Far East

In April 2004, Delta-Envirotech, Inc., executed an agreement with the Indonesian government's technology authority, LIPI. The agreement outlines a joint cooperation between Delta-Envirotech, Inc. and a local Indonesian technology company to commence energy and waste recovery operations in Indonesia. A local joint venture is being established to conduct the actual recovery and processing activities. On March 4, 2005, the Company announced a multi-year agreement with Pertamina, the State owned oil company in Indonesia, for the processing of oil sludge from refineries.

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

On June 28, 2005, the Company received notification from the Planning Board of Puerto Rico (Junta de Planification de Puerto Rico) that the Brisas del Atlantico project was not approved because the 36-acre tract is located in a area zoned rural/agricultural, and that housing development is not included in the current master development plan for that area. On July 6, 2005, we submitted a formal request to the Planning Board to reconsider its June 28 decision. In the absence of a formal response, we are proceeding to have the property rezoned as residential to eliminate the basis for the Planning Board's denial of our application. When the rezoning process has been completed, we will resubmit the project for Planning Board approval.

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

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF ACCOUNTING FOR OWNERSHIP INTERESTS IN PARTNER COMPANIES

Consolidation:

Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's balance sheet and results of operations are reflected within the Company's Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the net assets and in the earnings or losses of a consolidated Partner Company is reflected in the caption "Minority interest in consolidated subsidiaries" in the Company's Consolidated Balance Sheet and "Minority interest share of income/(loss) of consolidated subsidiaries" in the Company' Consolidated Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt and common stock warrants. As of June 30, 2005, there were 12,503,200 potential common shares related to convertible debt issued by the Company and 7,780,000 potential common shares related to common stock purchase warrants issued by the Company. As of June 30, 2004 there were no potential common shares.

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

                                           For the six months          For the three months
                                             ended June 30,               ended June 30,
                                     ---------------------------   ---------------------------
                                         2005           2004           2005            2004
                                     ------------   ------------   ------------   ------------

Net loss-as reported                 $ (1,286,501)  $   (667,504)  $   (751,881)  $   (353,177)

   Deduct:  Total stock-based
            employee compensation
            expense determined
            under the fair value
            based method for all
            awards, net of taxes         (293,563)            --       (192,000)            --
                                     ------------   ------------   ------------   ------------
Net loss-pro forma                   $ (1,580,064)  $   (667,504)  $ (943,881)    $   (353,177)
                                     ============   ============   ============   ============
Loss per common share
  basic and diluted -
  as reported                        $      (0.07)  $      (0.06)  $      (0.03)  $      (0.03)

Loss per common share
  basic and diluted-
  pro forma                          $      (0.08)  $      (0.06)  $      (0.04)  $      (0.03)

The fair value of each option grant is estimated on the date of the grant using Black-Scholes option-pricing model with the following weighted -average assumptions used for grants in 2004: dividends yield of 0%, expected volatility of 116% and expected life of 10 years. No options were granted during the six months ended June 30, 2005 and 2004, respectively.

The Company is also authorized to issue shares of stock to its employees from its 2001 Employee Stock Option Plan (the "2001 Plan"). The Company expenses the issuance of stock awards in accordance with SFAS No. 123. Shares issued from the 2001 Plan were expensed at the time of issuance, as common stock issued had no restrictions to the employees. The Company issued stock awards to five employees totaling 613,000 shares from the 2001 Plan during the six months ended June 30, 2005 and 89,500 shares issued to one employee during the similar period of 2004. The shares issued were at fair market value as compensation to employees. The Company recorded compensation expense of $61,300 and $7,000 in the Company's statement of operations for the six months ended June 30, 2005 and 2004, respectively. No stock awards were issued for the three months ended June 30, 2005 and 2004, respectively.

STOCK-BASED COMPENSATION

The Company issues shares of its common stock to employees and non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the six months ended June 30, 2005 and 2004, the Company issued 224,000 and 1,570,000 common shares, respectively, and recorded expense of $132,890 and $260,650, respectively, in connection with the issuance of these shares. The Company issued 174,000 and 1,285,500 common shares for the three months ended June 30, 2005 and 2004, respectively, and recorded expense of $29,663 and $218,400 in the Company's statement of operations for the three months ended June 30, 2005 and 2004.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In December 2004, the FASB issued No. 123(R), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS 123(R) is effective to the Company as of the beginning of the Company's 2006 fiscal year. The Company is currently evaluating its position and will make its determination to account for the compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's results of operations.

In December 2004, the FASB staff issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP is effective upon issuance. The adoption of FAS 109-2 could have a material effect on the Company's results of operations and financial position.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the deduction provided for under the Act should be accounted for as a special deduction in accordance with FASB Statement No. 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's results of operations or financial position.

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

2. REFUNDABLE DEPOSITS
                                                                   June 30, 2005
                                                                  --------------

      Deposits on land                                               $ 60,700
                                                                     --------
3. PROPERTY AND EQUIPMENT
                                                                   June 30, 2005
                                                                  --------------

      Equipment                                                      $  6,278
      Leasehold improvements                                            7,807
                                                                     --------
                                                                       14,085
      Less accumulated
      Depreciation                                                     (5,155)
                                                                     --------

                                                                     $  8,930
                                                                     ========

Depreciation expense for the six and the three months ended June 30, 2005 and 2004, amounted to $2,676 and $879; and $2,057 and $440, respectively.

4. INVESTMENT IN JOINT VENTURES

a) In December 2003, the Company formed a joint venture project to develop government sponsored, Section 124, low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and the 75% majority owner of a limited partnership, Delta Development Partners, LP, that holds the 85% majority share of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The operations of the joint venture have been consolidated with the Company for the six months ended June 30, 2005 and 2004, respectively.

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

      The operations of the joint venture have been consolidated with the Company for the six months ended June 30, 2005 (they were not consolidated for the six months ended June 30, 2004 because the Company had made certain payments to the venture's capital but less than the committed amount for the period ended June 30, 2004, and as a consequence, the Company was not able to exercise control. These circumstances changed during the latter part of 2004 as the Company contributed the total amount of required capital of $375,000 and all project funding), as the Company maintains effective control over the operations.

      See Notes 1 and 9 of Notes to Unaudited Consolidated Financial Statements for information regarding accounting for minority interests.

c) On May 1, 2003, the Company entered into a joint venture in Romania, forming a new Company, Delta TP Mediu, SRL. The joint venture, of which the Company owns 10%, was organized to primarily pursue the sourcing, treatment and processing of hydrocarbon based and other industrial residuals and, where possible, to create alternative fuels and raw materials for industrial use primarily in Romania. The Company invested $33,800 in the joint venture, consisting of $18,800 in cash and issuance of 100,000 shares of the Company's common stock valued at $15,000. The Company made a strategic decision to minimize its activities in Eastern Europe and the investment has been written down to $1 and a charge taken against operations during the six months ended June 30, 2004.

5. NOTES PAYABLE

      On April 5, 2005, the Company issued 8% Promissory Notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Interest expense for the six months ended June 30, 2005 amounted to $3,971.

6. CONVERTIBLE DEBT

a) On May 12, 2004, the Company issued two convertible notes in the principal amounts of $193,740 and $129,160, respectively, to a related party and the spouse of a related party. Each note is due May 12, 2006. Both notes bear interest at 4% per annum and are convertible into common stock at an initial conversion price of $0.125 per share. Interest expense for the six months and the three months ended June 30, 2005 and 2004, amounted to $6,458 and $159; and $3,229 and $ 159, respectively. As of June 30, 2005, the balance of $13,075 is included in accrued expenses on the Company's balance sheet.

b) On July 1, 2004, the Company issued a convertible note to a related party for $157,000 due December 31, 2006. The note bears interest at 4% per annum and is convertible into common stock at an initial conversion price of $0.05 per share. On January 7, 2005 the Company issued 500,000 shares of common stock as partial conversion of $25,000 of the principal amount of the note. Interest expense for the six months and the three months ended June 30, 2005 and 2004, amounted to $2,659 and $-0-; and $1,320 and $-0-, respectively. As of June 30, 2005, the balance of $5,825 is included in accrued expenses on the Company's balance sheet.

c) On July 16, 2004, the Company issued a convertible note to a related party for $37,500 due January 16, 2007. The note bears interest at 4% per annum and is convertible into common stock at an initial conversion price of $0.05 per share. Interest expense for the six months and the three months ended June 30, 2005 and 2004, amounted to $750 and $-0-; and $325 and $-0-, respectively. As of June 30, 2005, the balance of $1,432 is included in accrued expenses on the Company's balance sheet.

d) On September 20, 2004, the Company issued a series of convertible notes to various lenders in the aggregate amount of $301,500 with a maturity date of September 16, 2006. Of the aggregate principal amount, $71,500 was issued to three related parties. The notes bear interest at 6% per annum and are convertible into common stock at an initial conversion price of $0.05 per share. On November 19, 2004, the Company issued 400,000 shares of common stock to one of the lenders as conversion of the principal amount of $20,000. The Company paid the interest on the note of $198 by issuing the lender an additional 3,951 shares of common stock. On April 20, 2005, the Company issued 200,000 shares of common stock to one of the lenders as conversion of the principal amount of $10,000. The Company paid the interest on the note of $348 by issuing the lender an additional 6,954 shares of common stock. On May 23, 2005, the Company issued 500,000 shares of common stock to one of the lenders as conversion of the principal amount of $25,000. The Company paid the interest on the note of $1,005 by issuing the lender an additional 20,090 shares of common stock. Interest expense for the six months and the three months ended June 30, 2005 and 2004, amounted to $8,162 and $-0-; and $3,939 and $-0-,respectively. As of June 30, 2005, the balance of $11,528 is included in accrued expenses on the Company's balance sheet.

e) On September 23 and September 27, 2004, the Company issued two convertible notes in the principal amounts of $10,000 and $20,000, respectively, to two related parties. The notes are due September 22, 2006 and September 26, 2006, respectively. Each note bears interest at 6% per annum and is convertible into common stock at an initial conversion price of $0.05 per share. Interest expense for the six months and the three months ended June 30, 2005 and 2004, amounted to$900 and $-0-; and $450 and
      $-0-,respectively. As of June 30, 2005, the balance of $1,375 is included in accrued expenses on the Company's balance sheet.

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

g) On November 26, 2004, the Company entered into a settlement agreement and mutual release with a stockholder. As part of the settlement, the Company issued a convertible note for $50,000 due on November 24, 2006. The note bears interest at 6% per annum and is convertible into common stock at an initial conversion price of $0.05 per share. The Company expensed the settlement amount at the time of issuance. Interest expense for the six months and the three months ended June 30, 2005 and 2004, amounted to $1,500 and $-0-; and $750 and $-0-, respectively. As of June 30, 2005,the balance of $1,796 is included in accrued expenses on the Company's balance sheet.

h) In accordance with Emerging Issues Task Force 00-27, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants to each respective security at their fair values. The Company used the conversion value of the convertible debt and the calculated fair value of the warrants using the Black-Scholes valuation model as its estimate of fair value. The Company compared the allocated proceeds of the convertible debt to the difference between its conversion value and face amount. The calculated fair value of convertible debt of $725,855 was recorded as the value of the Beneficial Conversion Feature and accordingly credited to Additional Paid-In Capital. The value of the warrants of $235,545 was recorded as a reduction of the convertible debt. The convertible debt was recorded at zero. The convertible debt will be accreted to its face value of $818,900 under the interest method until it is either converted or matures. As of June 30, 2005 the accretion amounted to $345,913.

i) During the second quarter of 2005, the Company issued 200,000 shares of common stock to the holder of a 6% convertible note due September 16, 2006 as conversion of the entire principal amount of $10,000 and paid the interest on the note of $348 by issuing the lender an additional 6,954 shares of common stock. Also during the second quarter, the Company issued 500,000 shares of common stock to the holder of a 6% convertible note due September 16, 2006 as partial conversion of $25,000 of the principal amount and paid the $1,005 interest on the converted principal amount by issuing the lender an additional 20,090 shares of common stock.

j) At June 30, 2005, the Company's outstanding convertible notes were convertible into 12,503,200 shares of common stock.

      The following table shows the maturities by year of total face amount of the long-term convertible debt obligations at June 30:

                                2006       $ 781,400
                                2007          37,500
                                            --------
                                            $818,900
                                            ========

7. ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                    Ended June
                                     30, 2005
                                   ------------
Professional fees                  $     32,752
Interest expense                         40,372
Payroll Expense                         149,310
Payroll expense officers                291,199
Payroll tax expense                      46,004
Rent                                      2,200
Office                                   14,400
Travel                                   13,791
Marketing                                69,000
                                   ------------
                                   $    659,028
                                   ============

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

      For the six months and the three months ended June 30, 2005 and 2004,the Company recorded interest expense of $-0- and $-0-; and $1,599 and $1,599, respectively.

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

c) On December 30, 2003, the Company borrowed $50,000 from Edward Tuccio ("Tuccio"), a shareholder of the Company. The note was due December 29, 2004, with interest at six percent (6%) per annum. On February 11, 2004, the Company issued Tuccio 400,000 common shares of common stock (valued at fair market value) which represented the full payment of this loan plus interest amounting to $168 for the six months ended June 30, 2004.

d) On December 11, 2003, the Company borrowed $50,000 from Neil Jones ("Jones"), a shareholder of the Company. The note was due December 16, 2004 with interest at six percent (6%) per annum. On January 24, 2004, the Company issued Jones 400,000 shares of common stock (valued at fair market value) which represented the full payment of this loan plus interest. The Company recorded interest expense of $63 for the six months ended June 30, 2004.

e) On March 22, 2005, the Company borrowed $71,731 from Neil Berman, a shareholder of the Company. The loan bears interest at six percent (6%) per annum with the principal and interest due in three equal installments on June 21, September 19, and December 20, 2005. On May 6, 2005, the Company paid the first installment consisting of $23,910 principal and $1,105 interest. Interest expense for the six months and the three ended June 30,2005 amounted to $1,192 and $118, respectively. As of June 30, 2005, $86 is included in accrued expenses on the Company's balance sheet.

9.    MINORITY INTERESTS

Minority interests primarily consist of ownership interest in Delta-Envirotech, Inc.; Delta Development Partners, L.P.; Delta Development Partners II, L.P.; Delta Developers Corp. and Delta Developers Guayanilla Corp. The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the six months ended June 30, 2005. There are losses for the minority interests in excess of the $74,689 attributed to the minority interests due to basis limitations. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's balance sheet represents the minority interests as of June 30, 2005.

The following represents a schedule of minority interests as of June 30,

                                              2005
                                          ------------
Delta Development Partners L.P.           $    140,265
Delta Development Partners II, L.P.             39,880
Delta Developers Guayanilla, Corp.                  --
Delta-Envirotech, Inc.                              --
Delta Developers Corp.                              --
                                          ------------
                                          $    180,145
                                          ------------

On January 1, 2005, the Company reclassified $78,018 due to Hi-Tech Consulting and Construction, Inc. and $18,486 due to David Razmara from its Delta-Envirotech subsidiary from accounts payable to loans payable with an imputed interest rate of 5% per annum. Interest expense for the six months and the three months ended June 30, 2005 amounted to $1,183 and $100, respectively.

10. STOCKHOLDER'S DEFICIENCY

The Company issues shares of common stock for services or repayment of debt valued at fair market value at time of issuance.

a) On January 25, 2005, the Company issued 300,000 shares of common stock through the exercise of the Company's common stock warrants, held by a warrant holder, at an exercise price of $0.10 per share, valued at $30,000.

b) On April 27, April 28, May 4 and June 24, 2005, the Company sold 1,236,667 shares of common stock for $371,000, valued at $0.30 per share.

11. SUBSEQUENT EVENTS

a) On July 1, 2005, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York by Charter Capital Resources, Inc. and Beryl Zyskind. The complaint lists as defendants the Company; Peter F. Russo, our President and Chief Executive Officer; Neil Berman, a stockholder and noteholder of the Company; and Standard Registrar & Transfer Agency, the Company's transfer agent. The suit alleges that the plaintiffs own 300,000 shares of the Company's common stock and that the defendants have interfered with the plaintiffs' right to transfer 232,134 of their shares. The plaintiffs seek alleged compensatory damages of $200,000, punitive damages, costs and reasonable attorneys' fees, and an order requiring the defendants to take the necessary steps to transfer the 232,134 shares to the street name of the plaintiffs' broker for immediate sale in the public market. On July 20, 2005, the Company filed an answer to the complaint which denies the allegations and filed a motion to disqualify plaintiffs' attorneys.

      The Company believes that this matter will have no material effect upon the Company or its operations.

b) On August 17, 2005, the Company sold 1,616,667 shares of its common stock for $485,000, valued at $0.30 per share.

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

RESULTS OF OPERATIONS

During the six months ended June 30, 2005 we incurred a net loss of $1,286,501, because we had no revenue to offset operating and other expenses. During the six months ended June 30, 2004 we incurred a net loss of $667,504, for the same reasons.

SECOND QUARTER

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

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

The net loss increased from approximately $668,000 for the six months ended June 30, 2004 to approximately $1,287,000 for the six months ended June 30, 2005.

The items of significant increase in the six months ended June 30, 2005 over the comparable period of the prior year were an increase in general and administrative expense from approximately $607,000 in 2004 to approximately $898,000 in 2005, attributable primarily to consolidation in 2005 of general and administrative expenses of Delta Envirotech, Inc. of approximately, $240,000. Also contributing to the net loss for the period ended June 30, 2005, were: the accretion of convertible debt of approximately $204,000; an increase in interest expense from approximately $11,400 in 2004 to approximately $110,400 in 2005, partially offset by a gain of about $74,700 from the minority interest share in subsidiaries compared to a loss of approximately $24,700 in 2004. There was a writedown in a joint venture of about $73,900 in 2004 and no corresponding loss in the current period.

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

Middle East

On January 22, 2004, the Company announced a strategic alliance agreement between Delta-Envirotech, Inc. and ZAFF International, Ltd., a technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to soil and water reclamation requirements in the Middle East. On December 1, 2004, the Company announced that ZAFF International, Ltd., Delta's strategic partner, received its operating license fro the Saudi Arabia environmental authorities to employ all soil, refinery waste and waste water technologies held by Delta for environmental recovery projects. ZAFF International, Ltd. is one of the first companies to be granted a multi-technology environmental license in Saudi Arabia. On August 16, 2005, the Company announced that it had reached an agreement with SaFarCu, a private Saudi Arabia company, to provide a turn-key factory to manufacture insulated concrete form (ICF) products for their building industry.

Far East

In April 2004, Delta-Envirotech, Inc., executed an agreement with the Indonesian government's technology authority, LIPI. The agreement outlines a joint cooperation between Delta-Envirotech, Inc. and a local Indonesian technology company to commence energy and waste recovery operations in Indonesia. A local joint venture is being established to conduct the actual recovery and processing activities. On March 4, 2005, the Company announced a multi-year agreement with Pertamina, the State owned oil company in Indonesia, for the processing of oil sludge from refineries.

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

On June 28, 2005, the Company received notification from the Planning Board of Puerto Rico (Junta de Planification de Puerto Rico) that the Brisas del Atlantico project was not approved because the 36-acre tract is located in a area zoned rural/agricultural, and that housing development is not included in the current master development plan for that area. On July 6, 2005, we submitted a formal request to the Planning Board to reconsider its June 28 decision. In the absence of a formal response, we are proceeding to have the property rezoned as residential to eliminate the basis for the Planning Board's denial of our application. When the rezoning process has been completed, we will resubmit the project for Planning Board approval.

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

LIQUIDITY

We are currently dependent on equity investments or borrowing from private investors to pay our operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plans. We anticipate that we will be required to raise capital in the approximate amount of $2,000,000 in the next 12 months in order to continue to fund our limited operations and to finance our planned business operations.

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock or debt to pay operating expenses.

At June 30, 2004, we had a working capital deficit of $820,624, and at June 30, 2005 we had a working capital deficit of $1,099,555. The increase in our working capital deficit is primarily a result of the net loss incurred during the six months ended June 30, 2005. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock or debt for funding.

For the six months ended June 30, 2005, we raised $401,000 of equity capital through the sale of 1,536,667 shares of common stock. In addition, we borrowed $282,386 to provide financing for our activities. On August 17, 2005, we raised an additional $485,000 of equity capital through the sale of 1,616,667 shares of common stock.

ASSETS

At June 30, 2004, we had total assets of $391,889, and at June 30, 2005, we had total assets of $559,638. The increase in assets as of June 30, 2005, was due to an increase in cash, offset by the elimination of a loan receivable from a former officer, the writedown of an investment in joint ventures, a decrease in fixed assets, offset by an increase in prepaid expenses, refundable deposits and capitalized construction costs.

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

The Company believes that this matter will have no material effect upon the Company or its operations.

ITEM 6.  Exhibits
-------  --------
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

                                       DELTA MUTUAL, INC.

                                       BY: /s/ Peter F. Russo
                                           ------------------
                                           Peter F. Russo
                                           President and Chief
                                           Executive Officer

Dated: August 22, 2005

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