Form 10QSB
period 2005-09-30
DELTA MUTUAL INC
filed 2005-11-16
CIK 1112985

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   _________________________________________

                                  FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                        Commission file number 000-30563
                          ----------------------------

                               Delta Mutual, Inc.
                       -----------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                    14-1818394
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

                111 North Branch Street, Sellersville, PA 18960
                     -------------------------------------
                    (Address of principal executive offices)

                                 (215-258-2800)
                                 --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.0001 par value, was 31,296,100 as of November 14, 2005. Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

================================================================================

                               DELTA MUTUAL, INC.

                                      INDEX

                                                                            Page

Part I.  Financial Information                                               2

      Item 1. Financial Statements                                           2

              Consolidated Balance Sheets as of September 30, 2005
                (unaudited)                                                  2

              Consolidated Statements of Operations for the Three and
                Nine Months Ended September 30, 2005 and 2004 (unaudited)    3

              Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2005 and 2004 (unaudited)                4-5

              Notes to Unaudited Consolidated Financial Statements           6

      Item 2. Management's Discussion and Analysis or Plan of Operation      21

      Item 3. Controls and Procedures                                        26

Part II. Other Information                                                   26

      Item 1. Legal Proceedings                                              26

      Item 6. Exhibits                                                       26

Signatures                                                                   27


--------------------------------------------------------------------------------
                                     Page i

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

The results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                                  BALANCE SHEET

                                     ASSETS
                                                                  September 30,
                                                                       2005
                                                                    -----------
                                                                    (Unaudited)

Current Assets:
    Cash                                                            $    64,710
    Prepaid expenses                                                     26,596
    Refundable deposits                                                  64,867
                                                                    -----------
      Total Current Assets                                              156,173

    Fixed  assets - net                                                   8,170
    Investment in joint venture                                               1
    Capitalized construction costs                                      450,000
    Other assets                                                        145,364
                                                                    -----------
         TOTAL ASSETS                                               $   759,708
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable                                                $   332,076
    Accrued expenses                                                    722,548
    Loan from stockholder                                                23,910
    Notes payable                                                       210,655
                                                                    -----------
         Total Current Liabilities                                    1,289,189
                                                                    -----------

    Long term convertible debt                                          458,905
                                                                    -----------
    TOTAL LIABILITIES                                                 1,748,094
                                                                    -----------
    Minority interest in consolidated subsidiaries                      178,804
                                                                    -----------

Stockholders' Deficiency:
    Common stock $0.0001 par value - authorized
        100,000,000 shares; 29,621,933
        issued and outstanding                                            2,962
     Additional paid-in-captial                                       5,199,237
     Accumulated deficit                                             (6,369,389)
                                                                    -----------
           Total Stockholders' Deficiency                            (1,167,190)
                                                                    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $   759,708
                                                                    ===========

See Notes to Unaudited Consolidated Financial Statements

--------------------------------------------------------------------------------

                                   DELTA MUTUAL INC. AND SUBSIDIARIES
                                        STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                            Nine Months Ended Sept. 30,    Three Months Ended Sept. 30,
                                           ----------------------------    ----------------------------
                                               2005            2004             2005           2004
                                           ------------    ------------    ------------    ------------
Revenue                                    $         --    $         --    $         --    $         --

Costs and Expenses
   General and administrative
     expenses                                 2,116,772         865,316       1,219,030         258,393
                                           ------------    ------------    ------------    ------------
Loss from operations                         (2,116,772)       (865,316)     (1,219,030)       (258,393)

Accretion of convertible debt                  (316,705)        (53,886)       (112,992)        (53,886)

Writedown/loss from joint ventures                   --        (110,275)             --         (36,336)

Interest expense                               (118,766)        (16,889)         (8,410)         (5,519)
                                           ------------    ------------    ------------    ------------

Loss before minority interest
and benefit from income taxes                (2,552,243)     (1,046,366)     (1,340,432)       (354,134)

Minority interest share of (income) loss
of consolidated subsidiaries                    (77,348)         38,578          (2,659)         13,850

Benefit from income taxes                            --              --              --              --
                                           ------------    ------------    ------------    ------------
Net loss                                   $ (2,629,591)   $ (1,007,788)   $ (1,343,091)   $   (340,284)
                                           ============    ============    ============    ============
   Loss per common share-
     basic and diluted                     $      (0.11)   $      (0.07)   $      (0.05)   $      (0.02)
                                           ============    ============    ============    ============
   Weighted average number of
     common shares outstanding-
     basic and diluted                       23,685,509      14,051,148      25,037,746      14,250,963
                                           ============    ============    ============    ============


See Notes to Unaudited Consolidated Financial Statements

-------------------------------------------------------------------------------------------------------
                                                Page 3

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Nine Months Ended Sept. 30,
                                                     --------------------------
                                                        2005            2004
                                                     -----------    -----------
Cash flows from operating activities:

    Net loss                                         $(2,629,591)   $(1,007,788)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
    Depreciation and amortization                          4,742          1,318
    Non-cash employee compensation                        61,300             --
    Non-cash compensation                                925,082        214,400
    Accretion of convertible debt                        316,705         53,886
    Writedown/loss from joint ventures                        --        110,275
    Minority interest in income (losses) of
     consolidated subsidiaries                            77,348        (38,578)
    Changes in operating assets and liabilities          477,983        (37,299)
                                                     -----------    -----------
Net cash used in operating activities                   (766,431)      (703,786)
                                                     -----------    -----------
Cash flows from investing activities:
    Purchase of fixed assets                            (331,500)            --
    Advances to joint ventures                                --       (328,905)
                                                     -----------    -----------
Net cash used in investing activities                   (331,500)      (328,905)
                                                     -----------    -----------
Cash flows from financing activities:
    Proceeds from sale of common stock                   856,000        186,250
    Proceeds from exercise of commmon stock warrants      40,000
    Proceeds from loan                                   282,385        363,900
    Repayment of loan                                    (47,820)            --
    Repayment for former officer and stockholder              --        (56,364)
    Repayment to related parties                              --        (10,000)
    Proceeds from convertible debt                            --        485,000
    Payments to minority interests                       (81,704)            --
    Proceeds from minority interest                           --        148,000
                                                     -----------    -----------
    Net cash provided by financing activities          1,048,861      1,116,786
                                                     -----------    -----------
    Net increase (decrease) in cash                      (49,070)        84,095
    Cash - Beginning of period                           113,780         14,057
                                                     -----------    -----------
    Cash - End of period                             $    64,710    $    98,152
                                                     ===========    ===========


See Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                     Nine Months Ended Sept 30,
                                                     --------------------------
                                                        2005            2004
                                                     -----------    -----------
Supplementary information:
  Cash paid during year for:
     Interest                                        $    10,445    $        --
                                                     ===========    ===========
     Income taxes                                    $        --    $        --
                                                     ===========    ===========

Changes in operating assets and liabilities
   consists of:
 (Increase) in loans receivable                               --        (51,221)
 (Increase) decrease  in prepaid expenses                (26,556)         3,922
 Decrease  in deposits                                    79,834             --
 (Increase)  in other assets                                (852)      (170,750)
  Increase in accounts payable
     and accrued expenses                                425,557        180,750
                                                     -----------    -----------
                                                     $   477,983    $   (37,299)
                                                     ===========    ===========
Non-cash financing activities:

Issuance of common stock for debt                    $   192,500    $   330,400
                                                     ===========    ===========
Issuance of common stock for intellectual
   property rights                                   $    93,000    $        --
                                                     ===========    ===========
Issuance of common stock for investment
   in unconsolidated subsidiary                      $        --    $     7,500
                                                     ===========    ===========


See Notes to Unaudited Consolidated Financial Statements

--------------------------------------------------------------------------------

                       DELTA MUTUAL INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2005, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Delta Mutual, Inc. (the "Company" or "Delta") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements for the period ended September 30, 2005 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations.

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

The Company has entered into strategic alliance agreements with several United States-based entities with technologies in the environmental technology field to support the Company's worldwide activities.

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


--------------------------------------------------------------------------------

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

On August 16,2005, the Company announced that it had reached a working agreement with SaFarCu, a private Saudi Arabia company, to provide a turn-key factory to manufacture insulating concrete form (ICF) products for their building industry.

On August 25, 2005, the Company announced that it had reached a working agreement with Saudi Gulf Environmental Protection Company (SEPCO), a private Saudi Arabia company, on the structure of our proposed operation to provide technology and equipment, on a turn-key basis, to recover silver from used x-ray film. We are proceeding to document this working agreement in definitive form.

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

At present, equipment at the first refinery site is being prepared for evaluation and approval by the Indonesian government's environmental authority.

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

In September 2005, the Planning Board informed the Company that, upon reconsideration, it reaffirmed its decision to deny the original application. Based on that action, the Company submitted an administrative appeal to the Tribunal de Circuito de Apelaciones (Appelate Tribunal) on October 21, 2005 to eliminate the Planning Board's objection based on the current zoning of the property. We are awaiting the decision of the Appelate Tribunal.

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


--------------------------------------------------------------------------------

United States

On August 26, 2005, we reported that a wholly owned subsidiary of the Company acquired certain intellectual property for the development and production of an insulating concrete wall forming (ICF) system. In addition to the intellectual property acquisition, the Company engaged a technical consultant and a business development consultant to further the design and development of the Company's ICF products.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF ACCOUNTING FOR OWNERSHIP INTERESTS IN PARTNER COMPANIES

Consolidation:

Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's balance sheet and results of operations are reflected within the Company's Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the net assets and in the earnings or losses of a consolidated Partner Company is reflected in the caption "Minority interest in consolidated subsidiaries" in the Company's Consolidated Balance Sheet and "Minority interest share of income/(loss) of consolidated subsidiaries' in the Company" Consolidated Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt and common stock warrants. As of September 30, 2005, there were 10,103,200 potential common shares related to convertible debt issued by the Company and 7,580,000 potential common shares related to common stock purchase warrants issued by the Company. As of September 30, 2004 there were 13,103,200 potential common shares related to convertible debt and 6,630,000 potential common shares related to common stock purchase warrants issued by the Company.

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

                                        For the nine months          For the three months
                                          ended Sept. 30,               ended Sept. 30,
                                   ----------------------------    ----------------------------
                                       2005            2004            2005          2004
                                   -----------    -------------    -----------    -------------
Net loss-as reported               $(2,629,591)   $  (1,007,788)   $(1,343,091)   $    (340,284)

  Deduct:  Total stock-based
           employee compensation
           expense determined
           under the fair value
           based method for all
           awards, net of taxes     (1,441,500)              --       (480,500)              --
                                   -----------    -------------    -----------    -------------
Net loss-pro forma                 $(4,071,091)   $  (1,007,788)   $(1,823,591)   $    (340,284)
                                   ===========    =============    ===========    =============
Loss per common share
  basic and diluted -
  as reported                      $     (0.11)   $       (0.07)   $     (0.05)   $       (0.02)

Loss per common share
  basic and diluted-
  pro forma                        $     (0.17)   $       (0.07)   $     (0.07)   $       (0.02)


-----------------------------------------------------------------------------------------------
                                             Page 9

      The fair value of each option grant is estimated on the date of the grant using Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividends yield of 0%, expected volatility of 116% and expected life of 10 years. No options were granted during the nine months ended September 30, 2005 and 2004, respectively.

      The Company is also authorized to issue shares of stock to its employees from its 2001 Employee Stock Option Plan (the "2001 Plan"). The Company expenses the issuance of stock awards in accordance with SFAS No. 123. Shares issued from the 2001 Plan were expensed at the time of issuance, as common stock issued had no restrictions to the employees. The Company issued stock awards to five employees totaling 613,000 shares from the 2001 Plan during the nine months ended September 30, 2005 and 89,500 shares issued to one employee during the similar period of 2004. The shares issued were at fair market value as compensation to employees. The Company recorded compensation expense of $61,300 and $7,000 in the Company's statement of operations for the nine months ended September 30, 2005 and 2004, respectively. No stock awards were issued for the three months ended September 30, 2005 and 2004, respectively.

      STOCK-BASED COMPENSATION

      The Company issues shares of its common stock to non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the nine months ended September 30, 2005 and 2004, the Company issued 2,455,749 and 1,794,500 common shares, respectively, and recorded expense of $925,082 and $214,400, respectively, in connection with the issuance of these shares. The Company issued 2,202,163 and 475,000 common shares for the three months ended September 30, 2005 and 2004, respectively, and recorded expense of $797,737 and $25,820 in the Company's statement of operations for the three months ended September 30, 2005 and 2004.

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

      RECLASSIFICATIONS

      Certain reclassifications have been made to prior period amounts to conform to the current year presentation. See Note 11 to Unaudited Consolidated Financial Statements for further information regarding prior period Restatement.

      NEW FINANCIAL ACCOUNTING STANDARDS

      In December 2004, the FASB issued No. 123(R), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS 123(R) is effective to the Company as of the beginning of the Company's 2006 fiscal year. The Company is currently

--------------------------------------------------------------------------------
      evaluating its position and will make its determination to account for the compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's results of operations.

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

      In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creation Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the deduction provided for under the Act should be accounted for as a special deduction in accordance with FASB Statement No. 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's results of operations or financial position.

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

      In May 2005 the FASB issued SFAS No. 154, "Accounting Changes for Error Correction," a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

--------------------------------------------------------------------------------

2.    REFUNDABLE DEPOSITS

                                                 September 30, 2005
                                                 ------------------
       Deposits on land                           $          64,867
                                                 ------------------

3.    PROPERTY AND EQUIPMENT

                                                 September 30, 2005
                                                 ------------------
      Equipment                                  $            6,278
      Leasehold improvements                                  7,807
                                                 ------------------
                                                             14,085
      Less accumulated
      Depreciation                                           (5,915)
                                                 ------------------
                                                 $            8,170
                                                 ==================

      Depreciation expense for the nine and the three months ended September 30, 2005 and 2004, amounted to $4,742 and $2,066; and $1,318 and $439, respectively.

4.    INVESTMENT IN JOINT VENTURES

a) In December 2003, the Company formed a joint venture project to develop government sponsored, Section 124, low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and the 75% majority owner of a limited partnership, Delta Development Partners, LP, that holds the 85% majority share of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The operations of the joint venture have been consolidated with the Company for the nine months ended September 30, 2005 and 2004, respectively.

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

--------------------------------------------------------------------------------

      On July 14, 2004, the Company and Hi-Tech, pursuant to an agreement to purchase stock dated January 14, 2004, each sold 75 shares of the joint venture to Ali Razmara, representing a ten percent (10%) interest for $2. The Company and Hi-Tech each own forty-five percent (45%) of the joint venture.

--------------------------------------------------------------------------------

      The operations of the joint venture have been consolidated with the Company for the nine months ended September 30, 2005. They were not consolidated for the nine months ended September 30, 2004 because the Company had made certain capital contributions to the joint venture but in less than the committed amount for the period ended September 30, 2004 and, as a consequence, the Company was not able to exercise control. These circumstances changed during the latter part of 2004 as the Company contributed the total amount of required capital of $375,000 (and all project funding), and the Company maintains effective control over the operations.

      See Notes 1 and 9 of Notes to Unaudited Consolidated Financial Statements for information regarding accounting for minority interests.

c) On May 1, 2003, the Company entered into a joint venture in Romania, forming a new Company, Delta TP Mediu, SRL. The joint venture, of which the Company owns 10%, was organized to primarily pursue the sourcing, treatment and processing of hydrocarbon based and other industrial residuals and, where possible, to create alternative fuels and raw materials for industrial use, primarily in Romania. The Company invested $33,800 in the joint venture, consisting of $18,800 in cash and issuance of 100,000 shares of the Company's common stock valued at $15,000. The Company made a strategic decision to minimize its activities in Eastern Europe and the investment has been written down to $1 and a charge taken against operations during the six months ended June 30, 2004.

5.    NOTES PAYABLE

      On April 5, 2005, the Company issued 8% Promissory Notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Pursuant to note modification agreements, dated September 30, 2005, the Company paid interest of $8,311, in the aggregate, and the noteholders extended the maturity dates to January 3, 2006. Interest expense for the nine months ended September 30, 2005 amounted to $8,311.

6.    CONVERTIBLE DEBT

a) On May 12, 2004, the Company issued two convertible notes in the principal amounts of $193,740 and $129,160, respectively, to a related party and the spouse of a related party, which was subsequently assigned to another related party. Each note is due May 12, 2006. Both notes bear interest at 4% per annum and are convertible into common stock at an initial conversion price of $0.125 per share. Interest expense for the nine months and the three months ended September 30, 2005 and 2004, amounted to $9,687 and $3,388; and $3,229 and $3,229, respectively. As of September 30, 2005, the balance of $16,304 is included in accrued expenses on the Company's balance sheet.

b) On July 1, 2004, the Company issued a convertible note to a related party for $157,000 due December 31, 2006. The note bears interest at 4% per annum and is convertible into common stock at an initial conversion price of $0.05 per share. On January 7, 2005 the Company issued 500,000 shares of common stock as partial conversion of $25,000 of the principal amount of the note. Interest expense for the nine months and the three months ended September 30, 2005 and 2004, amounted to $3,979 and $1,596; and $1,320 and $1,570, respectively. As of September 30, 2005, the balance of $7,145 is included in accrued expenses on the Company's balance sheet.

c) On July 16, 2004, the Company issued a convertible note to a related party for $37,500 due January 16, 2007. The note bears interest at 4% per annum and is convertible into common stock at an initial conversion price of $0.05 per share. Interest expense for the nine months and the three months ended September 30, 2005 and 2004, amounted to $1,125 and $307; and $375 and $307, respectively. As of September 30, 2005, the balance of $1,807 is included in accrued expenses on the Company's balance sheet.

d) On September 20, 2004, the Company issued a series of convertible notes to various lenders in the aggregate amount of $301,500 with a maturity date of September 16, 2006. Of the aggregate principal amount, $71,500 was issued to three related parties. The notes bear interest at 6% per annum and are convertible into common stock at an initial conversion price of $0.05 per share. On November 19, 2004, the Company issued 400,000 shares of common stock to one of the lenders as conversion of the principal amount of $20,000. The Company paid the interest on the note of $198 by issuing the lender an additional 3,951 shares of common stock. On April

--------------------------------------------------------------------------------

      20, 2005, the Company issued 200,000 shares of common stock to one of the lenders as conversion of the principal amount of $10,000. The Company paid the interest on the note of $348 by issuing the lender an additional 6,954 shares of common stock. On May 23, 2005, the Company issued 500,000 shares of common stock to one of the lenders as conversion of the principal amount of $25,000. The Company paid the interest on the note of $1,005 by issuing the lender an additional 20,090 shares of common stock. On September 27, 2005, the Company issued 2,200,000 shares of common stock, in the aggregate, to two of the lenders as conversion of the aggregate principal amount of $110,000. The Company paid the interest on the notes of $6,728 by issuing the lenders an additional 134,583 shares of common stock. Interest expense for the nine months and the three months ended September 30, 2005 and 2004, amounted to $11,792 and $497; and $3,631 and $497, respectively. As of September 30, 2005, the balance of $8,431 is included in accrued expenses on the Company's balance sheet.


e) On September 23 and September 27, 2004, the Company issued two convertible notes in the principal amounts of $10,000 and $20,000, respectively, to two related parties. The notes are due September 22, 2006 and September 26, 2006, respectively. Each note bears interest at 6% per annum and is convertible into common stock at an initial conversion price of $0.05 per share. On August 30,2005, the Company issued 200,000 shares of common stock to one of the lenders as conversion of the principal amount of $10,000. The Company paid the interest on the note of $559 by issuing the lender an additional 11,185 shares of common stock. Interest expense for the nine months and the three months ended September 2005 and 2004, amounted to $1,296 and $25; and $396 and $25, respectively. As of September 30, 2005, the balance of $1,212 is included in accrued expenses on the Company's balance sheet.

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

g) On November 26, 2004, the Company entered into a settlement agreement and mutual release with a stockholder. As part of the settlement, the Company issued a convertible note for $50,000 due on November 24, 2006. The note bears interest at 6% per annum and is convertible into common stock at an initial conversion price of $0.05 per share. The Company expensed the settlement amount at the time of issuance. Interest expense for the nine months and the three months ended September 30, 2005 and 2004, amounted to $2,250 and $-0-; and $750 and $-0-, respectively. As of September 30, 2005,the balance of $2,546 is included in accrued expenses on the Company's balance sheet.

h) In accordance with Emerging Issues Task Force 00-27, the Company performed calculations allocating the proceeds from the issuance of convertible debt with detachable warrants to each respective security at their fair values. The Company used the conversion value of the convertible debt and the calculated fair value of the warrants using the Black-Scholes valuation model as its estimate of fair value. The Company compared the allocated proceeds of the convertible debt to the difference between its conversion value and face amount. The calculated fair value of convertible debt of $725,855 was recorded as the value of the Beneficial Conversion Feature and accordingly credited to Additional Paid-In Capital. The value of the warrants of $235,545 was recorded as a reduction of the convertible debt. The convertible debt was recorded at zero. The convertible debt will be accreted to its face value of $698,900 under the interest method until it is either converted or matures. As of September 30, 2005 the accretion amounted to $485,905.

i) At September 30, 2005, the Company's outstanding convertible notes were convertible into 10,103,200 shares of common stock.

--------------------------------------------------------------------------------

      The following table shows the maturities by year of total face amount of the long-term convertible debt obligations at September 30:


                                                  2006             $   661,400
                                                  2007                  37,500
                                                                   -----------
                                                                   $   698,900
                                                                   ===========

7.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                                Ended Sept.30,
                                                                     2005
                                                               ---------------
      Professional fees                                        $        40,252
      Interest expense                                                  39,097
      Payroll Expense                                                  149,310
      Payroll expense officers                                         321,199
      Payroll tax expense                                               48,299
      Rent                                                               2,200
      Office                                                            14,400
      Travel                                                            13,791
      Marketing                                                         94,000
                                                               ---------------
                                                               $       722,548
                                                               ===============

8.    LOANS FROM RELATED PARTIES

a) On January 7, 2003, the Company borrowed $15,000 from Michael Pisani ("Pisani"), a stockholder of the Company. Pisani received 50,000 common shares of the Company's common stock which represented the payment of interest accruing on the unpaid principal balance through January 27, 2003, the maturity date. The Company recorded interest expense of $15,000, the fair market value at the date of issuance, in 2003 for the issuance of the shares.

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

      For the six months and the three months ended September 30, 2005 and 2004, the Company recorded interest expense of $-0- and $-0-; and $1,599 and $-0-, respectively.

b) On May 15, 2003, the Company borrowed $12,000 from Michael Fasci ("Fasci"), a stockholder of the Company. Fasci received 50,000 common shares (valued at fair market value) of the Company's common stock which represented the payment of interest through May 26, 2003, the maturity date. The Company recorded interest expense of $13,750 for the three months ended March 31, 2004. On February 27, 2004 the Company issued 140,000 shares of common stock (valued at fair market value) in repayment of the loan, interest, penalty and expenses amounting to $19,100.

c) On December 30, 2003, the Company borrowed $50,000 from Edward Tuccio ("Tuccio"), a stockholder of the Company. The note was due December 29, 2004, with interest at six percent (6%) per annum. On February 11, 2004, the Company issued Tuccio 400,000 common shares of common stock (valued at fair market value) which represented the full payment of this loan plus interest amounting to $168 for the nine months ended September 30, 2004.

--------------------------------------------------------------------------------

d) On December 11, 2003, the Company borrowed $50,000 from Neil Jones ("Jones"), a stockholder of the Company. The note was due December 16, 2004 with interest at six percent (6%) per annum. On January 24, 2004, the Company issued Jones 400,000 shares of common stock (valued at fair market value) which represented the full payment of this loan plus interest. The Company recorded interest expense of $63 for the nine months ended September 30, 2004.

e) On March 22, 2005, the Company borrowed $71,731 from Neil Berman, a shareholder of the Company. The loan bears interest at six percent (6%) per annum with the principal and interest due in three equal installments on June 21, September 19, and December 20, 2005. On May 6, 2005, the Company paid the first installment consisting of $23,910 principal and $1,105 interest. On September 19, 2005, the Company paid the second installment consisting of $23,910 principal and $1,029 interest. Interest expense for the nine months and the three months ended September 30,2005 amounted to $2,264 and $1,073, respectively. As of September 30, 2005, $130 is included in accrued expenses on the Company's balance sheet.


9.    MINORITY INTERESTS

      Minority interests primarily consist of ownership interest in Delta-Envirotech, Inc.; Delta Development Partners, L.P.; Delta Development Partners II, L.P.; Delta Developers Corp. and Delta Developers Guayanilla Corp. The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the nine months ended September 30, 2005. There are losses for the minority interests in excess of the $77,348 attributed to the minority interests due to basis limitations. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's balance sheet represents the minority interests as of September 30, 2005.

      The following represents a schedule of minority interests as of September 30,

                                                                       2005
                                                                   -----------
      Delta Development Partners L.P.                              $   138,924
      Delta Development Partners II, L.P.                               39,880
      Delta Developers Guayanilla, Corp.                                    --
      Delta-Envirotech, Inc.                                                --
      Delta Developers Corp.                                                --
                                                                   -----------
                                                                   $   178,804
                                                                   -----------

      On January 1, 2005, the Company reclassified $78,018 due to Hi-Tech Consulting and Construction, Inc. and $18,486 due to David Razmara from its Delta-Envirotech subsidiary from accounts payable to loans payable, with an imputed interest rate of 5% per annum. Interest expense for the nine months and the three months ended September 30, 2005 amounted to $1,520 and $237, respectively.

10.   STOCKHOLDER'S DEFICIENCY

      The Company issues shares of common stock for services or repayment of debt valued at fair market value at time of issuance.

a) On January 25, 2005, the Company issued 300,000 shares of common stock through the exercise of the Company's common stock warrants, held by a warrant holder, at an exercise price of $0.10 per share, valued at $30,000.

b) On April 27, April 28, May 4 and June 24, 2005, the Company sold 1,236,667 shares of common stock, in the aggregate, for $371,000, valued at $0.30 per share. On August 17, 2005, the Company sold 1,616,667 shares of its common stock for $485,000, valued at $0.30 per share.

c) On August 31, 2005 the Company issued 200,000 shares of common stock through the exercise of the Company's common stock warrants, held by a warrant holder, at an exercise price of $0.10 per share, valued at $10,000.

--------------------------------------------------------------------------------

d) On August 26, 2005, the Company issued 216,279 shares of common stock, valued at $93,000, in connection with the acquisition of certain intellectual property by Delta Technologies, Inc., its wholly owned subsidiary, in addition to $50,000 paid in cash. The aggregate consideration paid of $143,000 is included as an intangible asset on the Company's balance sheet as of September 30, 2005.

11.   RESTATEMENT

      On July 22, 2005, the Company's board of directors concluded that the financial statements for the year ended December 31, 2004, as issued in the Company's annual report on Form 10-KSB, required restatement because of an error in the calculation of allocation of proceeds to warrants and the beneficial conversion feature of convertible debt. The error was corrected by allocating the proceeds not as convertible debt but to the warrants and beneficial conversion feature. There was also an adjustment to the valuation of the issued warrants.

      The following table shows the effect of the restatement on the consolidated Statements of Operations for the nine and three months ended September 30, 2004.

                                                        Nine Months Ended
                                                       September 30, 2004
                                                  ----------------------------
                                                    Original
                                                     Filing          Restated
                                                  -------------    -----------

      Revenue                                     $          --    $        --
                                                  -------------    -----------
      Costs and expenses:
       General and administrative                       865,316        865,316
        Compensated element
         of warrants                                  1,456,200             --
                                                  -------------    -----------
                                                      2,321,516        865,316
                                                  -------------    -----------

      Loss from operations                           (2,321,516)      (865,316)
      Accretion of convertible debt                          --        (53,886)
      Writedown/loss for joint ventures                (110,275)      (110,275)
      Interest expense                                  (16,889)       (16,889)
                                                  -------------    -----------
      Loss before minority interest
       and benefit from income taxes                 (2,448,680)    (1,046,366)
      Minority interest share of
       of loss of consolidated subsidiaries              38,578         38,578
      Loss before benefit from
       income taxes                                  (2,410,102)    (1,007,788)
      Benefit from income taxes                              --             --
                                                  -------------    -----------
      Net loss                                    $  (2,410,102)   $(1,007,788)
                                                  =============    ===========
      Loss per common share -
       basic and diluted                          $       (0.17)   $     (0.07)
                                                  =============    ===========
      Weighted average number
       of common shares outstanding                  14,051,148     14,051,148
                                                  =============    ===========

--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                       September 30, 2004
                                                  ----------------------------
                                                    Original
                                                     Filing         Restated
                                                  -------------    -----------
      Revenue                                     $          --    $        --
                                                  -------------    -----------
      Costs and expenses:
       General and administrative                       258,393        258,393
        Compensated element
         of warrants                                  1,456,200             --
                                                  -------------    -----------
                                                      1,714,593        258,393
                                                  -------------    -----------

      Loss from operations                           (1,714,593)      (258,393)
      Accretion of convertible debt                          --        (53,886)
      Writedown/loss for joint ventures                 (36,336)       (36,336)
      Interest expense                                   (5,519)        (5,519)
                                                  -------------    -----------
      Loss before minority interest
       and benefit from income taxes                 (1,756,448)      (354,134)
      Minority interest share of
       loss of consolidated subsidiaries                 13,850         13,850
                                                  -------------    -----------
      Loss before benefit from
       income taxes                                  (1,742,598)      (340,284)

      Benefit from income taxes                              --             --
                                                  -------------    -----------
      Net loss                                    $  (1,742,598)   $  (340,284)
                                                  =============    ===========
      Loss per common share -
       basic and diluted                          $       (0.12)   $     (0.02)
                                                  =============    ===========
      Weighted average number
       of common shares outstanding                  14,250,963     14,250,963
                                                  =============    ===========


      The following table shows the effect on the consolidated balance sheets as of September 30, 2004

                                                       September 30, 2004
                                                  ----------------------------
                                                     Original
                                                      Filing         Restated
                                                  -------------    -----------

      Total Assets                                $     759,750    $   759,750
                                                  =============    ===========

      Current liabilities                         $     966,822    $   689,208
      Long-term liabilities                             517,400             --
      Minority interest in
       consolidated subsidiaries                        122,218        122,218
      Stockholders' deficiency                         (846,690)       (51,676)
                                                  -------------    -----------
      Total Liabilities and
       Stockholders' Deficiency                   $     759,750    $   759,750
                                                  =============    ===========

--------------------------------------------------------------------------------

      The following table shows the effect on the consolidated statements of cash flows for the nine months ended September 30, 2004

                                                        Nine Months Ended
                                                       September 30, 2004
                                                  ----------------------------
                                                     Original
                                                      Filing         Restated
                                                  -------------    -----------
      Cash flows from operating activities:
      Net loss                                    $  (2,410,102)   $(1,007,788)
      Adjustments to reconcile net loss
       to net cash in operating activities:
       Depreciation and amortization                      1,318          1,318
       Non cash compensation                            214,400        214,400
       Compensating elements of
        warrant issuance                              1,456,200             --
       Accretion of convertible debt                         --         53,886
       Writedown/loss from joint venture                110,275        110,275
       Minority interest in losses of
        consolidated subsidiaries                       (38,578)       (38,578)
       Changes in operating assets and
        liabilities                                     (37,299)       (37,299)
                                                  -------------    -----------
      Net cash used in operating activities            (703,786)      (703,786)

      Net cash used in investing activities            (328,905)      (328,905)

      Net cash provided by financing activities       1,116,786      1,116,786
                                                  -------------    -----------
      Net increase in cash                               84,095         84,095
      Cash - Beginning of period                         14,057         14,057
                                                  -------------    -----------
      Cash - End of period                        $      98,152    $    98,152
                                                  =============    ===========

12.   LEGAL PROCEEDINGS

      On July 1, 2005, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York by Charter Capital Peter F. Russo, our President and Chief Executive Officer; Neil Berman, a stockholder and noteholder of the Company; and Standard Registrar & Transfer Agency, the Company's transfer agent. The suit alleges that the plaintiffs own 300,000 shares of the Company's common stock and that the defendants have interfered with the plaintiffs' right to transfer 232,134 of their shares. The plaintiffs seek alleged compensatory damages of $200,000, punitive damages, costs and reasonable attorneys' fees, and an order requiring the defendants to take the necessary steps to transfer the 232,134 shares to the street name of the plaintiffs' broker for immediate sale in the public market. On July 20, 2005, the Company filed an answer to the complaint which denies the allegations.

      The Company disputes any wrongdoing by the Company or Mr. Russo and will contest vigorously the claims asserted against them. The Company will also vigorously defend its transfer agent pursuant to an indemnity agreement.

      The Company believes that this matter will have no material effect upon the Company or its operations.

13.   SUBSEQUENT EVENTS

a) On October 17, 2005 the Company sold 1,666,667 shares of common stock for $250,000, valued at $0.15 per share.


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

RESULTS OF OPERATIONS

During the nine months ended September 30, 2005 we incurred a net loss of $2,629,591, because we had no revenue to offset operating and other expenses. During the nine months ended September 30, 2004 we incurred a net loss of $1,007,788, for the same reasons.

THIRD QUARTER

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

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

The net loss increased from approximately $1,1007,788 for the nine months ended September 30, 2004 to approximately $2,629,500 for the nine months ended September 30, 2005.

The items of significant increase in the nine months ended September 30, 2005 over the comparable period of the prior year were an increase in general and administrative expense from approximately $865,000 in 2004 to approximately $2,117,000 in 2005, attributable primarily to consolidation in 2005 of general and administrative expenses of Delta-Envirotech, Inc. of approximately, $264,000. Also contributing to the net loss for the period ended September 30,

--------------------------------------------------------------------------------

2005, were: the accretion of convertible debt of approximately $317,000 compared to approximately $54,000 in 2004; an increase in interest expense from approximately $17,000 in 2004 to approximately $119,000 in 2005, and a loss of about $78,000 from the minority interest share in subsidiaries compared to a gain of approximately $39,000 in 2004. There was a writedown in a joint venture of about $110,200 in 2004 and no corresponding loss in the current period.

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

On August 16, 2005, the Company announced that it had reached a working agreement with SaFarCu, a private Saudi Arabia company, to provide a turn-key factory to manufacture insulating concrete form (ICF) products for their building industry.

On August 25, 2005, the Company announced that it had reached a working agreement with Saudi Gulf Environmental Protection Company (SEPCO), a private Saudi Arabia company, on the structure of our proposed program to provide technology and equipment, on a turn-key basis, to recover silver from used x-ray film. We are proceeding to document this working agreement in definitive form.

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

At present, equipment at the first refinery site is being prepared for evaluation and approval by the Indonesian government's environmental authority.

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

In September 2005, the Planning Board informed the Company that, upon reconsideration, it reaffirmed its decision to deny the original application. Based on that action, the Company submitted an administrative appeal to the Tribunal de Circuito de Apelaciones (Appelate Tribunal) on October 21, 2005 to eliminate the Planning Board's objection based on the current zoning of the property. We are awaiting the decision of the Appelate Tribunal.

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

United States

On August 26, 2005, we reported that a wholly-owned subsidiary of the Company acquired certain intellectual property for the development and production of an insulating concrete wall forming (ICF) system. In addition to the intellectual property acquisition, the Company engaged a technical consultant and a business development consultant to further the design and development of the Company's ICF products.

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

--------------------------------------------------------------------------------

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock or debt to pay operating expenses.

At September 30, 2004, we had a working capital deficit of $293,909 and at September 30, 2005 we had a working capital deficit of $1,133,016. The increase in our working capital deficit is primarily the result of the increase in our operating expenses and net loss incurred during the nine months ended September 30, 2005. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock or debt for funding.

For the nine months ended September 30, 2005, we raised $896,000 of equity capital through the sale of 3,353,334 shares of common stock and the exercise of common stock warrants. In addition, we borrowed $282,386 to provide financing for our activities. On October 17, 2005, we raised an additional $250,00 of equity capital through the sale of 1,666,667 shares of common stock.

ASSETS

At September 30, 2004, we had total assets of $759,750, and at September 30, 2005, we had total assets of $759,708. The change in assets as of September 30, 2005, were: a decrease in cash, offset by the elimination of a loan receivable from a former officer and an increase in prepaid expenses and refundable deposits; the reduction of investment in joint ventures offset by an increase in capitalized construction costs.

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

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to

--------------------------------------------------------------------------------
the provision within the American Jobs Creation Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers, deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's results of operations or financial position.

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

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Correction," a replacement of ABP Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 1, 2005, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York by Charter Capital Peter F. Russo, our President and Chief Executive Officer; Neil Berman, a stockholder and noteholder of the Company; and Standard Registrar & Transfer Agency, the Company's transfer agent. The suit alleges that the plaintiffs own 300,000 shares of the Company's common stock and that the defendants have interfered with the plaintiffs' right to transfer 232,134 of their shares. The plaintiffs seek alleged compensatory damages of $200,000, punitive damages, costs and reasonable attorneys' fees, and an order requiring the defendants to take the necessary steps to transfer the 232,134 shares to the street name of the plaintiffs' broker for immediate sale in the public market. On July 20, 2005, the Company filed an answer to the complaint which denies the allegations.

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

                                        DELTA MUTUAL, INC.


                                        BY: /s/ Peter F. Russo
                                           ------------------------------
                                           Peter F. Russo
                                           President and Chief Executive Officer

Dated: November 16, 2005


--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                     Page 28