Form 10-K
period 2005-12-31
DELTA MUTUAL INC
filed 2006-04-03
CIK 1112985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2005.

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

      Issuer's revenue for its fiscal year ended December 31, 2005: $20,000.

      Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of March 30, 2006: $4,780,155 (See Item 5)

      Number of shares outstanding of registrant's Common Stock, par value $.0001, as of March 30, 2006: 40,034,629 shares of Common Stock (See Item 11)

      Documents incorporated by reference: NONE

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-KSB, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

      Forward-looking statements include, but are not limited to, statements under the following headings; (i) "Business Plan," about the development of certain projects and business opportunities and the Company's attempts to convert these plans and opportunities into operating businesses that generate revenues and profits; (ii) "Business Plan," about the intentions of the Company to fund its businesses and operations by borrowings and the successful placement of debt and equity financings; (iii) "Results of Operations"; (iv) "Liquidity and Capital Resources," about the Company's plan to raise additional capital; and (v) "Liquidity and Capital Resources," about the contingent nature of the consummation of any agreements with its contracting, joint venture and partnership parties.

ITEM 1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the terms "the Company," "we," "our" and "us" refers to Delta Mutual, Inc., and, as the context requires, its consolidated subsidiaries.

GENERAL

We were incorporated under the name Delta Mutual, Inc. on November 17, 1999, in the State of Delaware. We have established business operations focused on providing environmental and construction technologies and services to specific geographic reporting segments in the Far East, the Middle East, the United States and Puerto Rico.

Our offices are located at 111 North Branch Street, Sellersville, PA 18960. Our telephone number is (215) 258-2800. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTM".

Prior Operations

At the time of the Company's formation, prior Company management intended to provide mortgage services through the Internet to borrowers with substandard credit. However, from inception through December 31, 2002, prior to initiating our current plan of operations, we were only able to raise a limited amount of capital through the sale of our common stock. These funds were not sufficient to capitalize any of our planned business activities in that period.

In April 2001, Kelcon, Inc. ("Kelcon"), a company newly organized for the purpose by Kenneth A. Martin, acquired a controlling interest in us with a view to acquiring the assets of another company. The Agreement of Sale with that company was later terminated, and in November 2002, Kelcon contracted for the sale of its 450,000 shares of our common stock to Mr. Gary T. Robinson, a New York businessman, who paid a portion of the purchase price for these shares. We have viewed this transaction as representing a change in control of the Company. On June 11, 2003, Mr. Robinson resigned as Chief Executive Officer and Mr. Peter
F. Russo was appointed to that office. On November 28, 2003, Mr. Robinson resigned as a director.

Business Plan

Since the change in control, new Company management has embarked upon a new mission and strategic direction, through the establishment of a joint venture and two limited partnerships. This structure is primarily for the establishment of business operations focused on providing construction and environmental technologies and services to specific geographic business reporting segments in the Far East, the Middle East, the United States and Puerto Rico.

In conjunction with our local partners, we have identified and utilized local in-country technology holders that enable the Company to procure equipment to our specifications at considerable savings and take advantage of local service and technical support.

We have entered into strategic alliance agreements with several United States-based entities with more advanced technologies in the environmental field to support our activities in the Middle East and Far East. We are not utilizing at present any U.S. licensed technologies, but are using technology from a local technology holder for our oil recovery operations in Indonesia.

Our environmental remediation operations are carried out through Delta-Envirotech, Inc., a joint venture company formed in January 2004, with Hi Tech Consulting and Construction, Inc., to provide environmental technology services for certain business sectors located in the Far East and the Middle East. We have operating control of, and a forty-five percent ownership interest in, Delta-Envirotech.

Far East (Indonesia)

During 2004, the Company expended the effort for structuring its activities to enter the Indonesia market. Through our subsidiary, Delta-Envirotech, Inc., a local joint venture was established with our joint venture partner PT. Triyudha to conduct the recovery and processing operations for oil sludge. In March, 2005, our joint venture partner entered into a multi-year agreement with Pertamina, the state-owned oil company in Indonesia, for the processing of oil sludge from refineries. On February 23, 2006, our joint venture partner received the executed contract dated February 6, 2006 with Pertamina, which provides for the payment of $100 per ton for the processing of approximately 3,000 metric tons of oil sludge from designated oil sludge pools with a completion date of not later than April 21, 2006. Our Indonesia joint venture company, PT. Triyudha-Envirotech, began operations on December 15, 2005 by initiating the processing of oil sludge for separation and recovery with equipment that was manufactured in Indonesia. These operations allowed the Company to record its first revenue in December 2005.

Our joint venture's new processing facility, located in Indramayu, Java, at the Balongan Refinery, is comprised of sludge and water treatment holding tanks, a centrifuge processing unit, an oil recovery tank, a water discharge pipeline into the refinery waste water treatment facility and a self contained electrical generator. All equipment was procured locally. The sludge is treated with approved chemical emulsifiers that assist in breaking down the sludge. The treated liquid is heated and enters into the centrifuge unit and is subjected to approximately 500 G's of force, which separates the sludge into its components. The separated oil rises to the top where it is recovered into an oil holding tank. The water is sent via pipeline back to the refinery's water treatment system for re-use. All environmental approvals necessary to operate the permanent processing installation have been received. The facility, which commenced production on December 15, 2005, can process up to 200 metric tons of oil sludge per day, depending on the density of the sludge. We anticipate expanding our activities over the course of 2006 by processing additional sludge pools and oil storage tanks.

Middle East

On January 22, 2004, Delta-Envirotech, Inc., our environmental remediation joint venture subsidiary, entered into a strategic alliance with ZAFF International, Ltd., a technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to mandated soil and water reclamation in the Middle East. In November 2004, ZAFF International, Ltd., Delta's strategic partner, received its operating license from the Saudi Arabia environmental authorities to employ all soil, refinery waste and waste water technologies held by Delta for environmental recovery projects. We are advised that ZAFF International, Ltd. is one of the first companies to be granted a multi-technology environmental license in Saudi Arabia.

Saudi Arabia has considerable new construction requirements for energy efficient housing. In August 2005, we reached a working agreement with SaFarCu, a private Saudi Arabia company, to provide a turn-key factory to manufacture insulating concrete wall forming (ICF) products for their building industry. In August 2005, an additional working agreement with Saudi Gulf Environmental Protection Company (SEPCO), a private Saudi Arabia company, was reached on the structure of our proposed operation to provide technology and equipment, on a turn-key basis, to recover silver from used x-ray film. We are proceeding to document this latter working agreement in definitive form. We anticipate a new project related to ICF or environmental recovery will begin in 2006.

United States

On August 26, 2005, we acquired, through a wholly-owned subsidiary, certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system. The innovative and patent pending design of the system allows for integrated attachment strips molded into the inner and outer surfaces and superior "R" Value of the block itself. In addition to the patent filing, the Company engaged a technical consultant and a business development consultant to further the design and development of the Company's ICF products. The business development consultant is entitled to incentive compensation based on the sales volume of ICF products.

The new environmentally-friendly system, known as Delta Wall, was introduced at the International Builders Show in Orlando, Florida, in January 2006. Along with interest from United States builders, several international builders and representatives of foreign housing authorities expressed interest in the system. The Company believes that the Delta Wall system affords builders cost savings for durable construction, and homeowners energy savings in hot or cold climates. We anticipate beginning production of the new product in 2006.

Puerto Rico

The Company has formed majority owned joint ventures in Puerto Rico to manage the construction and related activities required to build low-income homes in Puerto Rico under the Section 124 low income housing program. In December 2003, the Company secured from certain local property owners the purchase rights to 36 acres that are designated Section 124 eligible, in the City of Aguadilla. Approximately 270 low-income homes are planned for construction on this property, in a project called "Brisas del Atlantico." The necessary applications for building permits were submitted for approval and a real estate agency was hired to sell the homes planned for construction.

On June 28, 2005, the Company received notification from the property owners that the Planning Board of Puerto Rico (Junta de Planification de Puerto Rico) notified them that the Brisas del Atlantico project was not approved because the 36-acre tract is located in a area zoned rural/agricultural, and that housing development is not included in the current master development plan for that area. On July 6, 2005, the property owners submitted a formal request to the Planning Board to reconsider its June 28 decision.

In September 2005, the Planning Board notified the property owners that, upon reconsideration, it reaffirmed its decision to deny the original application. Based on that action, an administrative appeal was submitted to the Tribunal de Circuito de Apelaciones (Appellate Tribunal) on October 21, 2005 to eliminate the Planning Board's objection based on the current zoning of the property. On March 2, 2006, the Company was informed that the Appellate Tribunal, on January 19, 2006, after review of an incomplete file from the Planning Board, upheld the decision of the Planning Board.

As a result of the Appellate Tribunal's determination, the property owners filed a motion requesting a review of the decision by the Supreme Court of Puerto Rico.

In December 2004, we secured the rights to an additional 40 acre tract located in Guayanilla for a second Section 124 project. This tract of land is part of a 150 acre development that will also include other residential properties, commercial/retail buildings and a hotel. The master plan for this entire project is still under preparation by the project's developer. We formed a second majority owned joint venture in Puerto Rico in December 2004, to manage construction and related activities required to build approximately 300 additional homes on this property under the Section 124 low income housing program.

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

Our planned housing construction activities in Puerto Rico also face intense competition from larger, better-financed developers and construction companies. Our new environmentally-friendly wall forming system faces competition from established companies and various technologies that have been used in the industry for many years.

EMPLOYEES

Currently, we have five employees: Peter F. Russo, President and Chief Executive Officer; Martin G. Chilek, Senior Vice President and Chief Financial Officer; Jerome Kindrachuk, Vice President-International; John Latza, Vice President-Puerto Rico Operations/President, Delta Technologies, Inc. and Judith Dallas, Director, Administration. Assuming that we obtain the necessary funding to operate our planned businesses, we will hire several additional personnel to support our projected business operations.

RISK FACTORS

Our business is subject to numerous risk factors, including the following:

MINIMAL REVENUE AND MINIMAL ASSETS.

We had minimal revenue in 2005, and no revenue in prior years. The Company's ability to continue as a going concern is dependent upon its ability to obtain funds to meet its obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to obtain any additional financing or, if it is able to obtain additional financing, that such financing will be on favorable terms. The inability to obtain additional financing when needed would have a material adverse effect on operating results.

WE HAVE NOT OPERATED PROFITABLY SINCE INCEPTION, AND WE EXPECT TO INCUR LOSSES IN THE FUTURE. WE WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL.

Our operations have only generated minimal revenue and they are not profitable. We have incurred net operating losses from the formation of our company through December 31, 2005, of $6,320,239 and expect that we will continue to incur operating losses in the future. In 2005, we generated revenue of $20,000, incurred operating expenses of $ 2,023,561 and had a net loss of $ 2,580,440. As of March 30, 2006, we had approximately $20,000 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

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

Our independent auditors have added an explanatory paragraph to their audit opinion, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain due to our continued operating losses, the excess of our liabilities over our assets and uncertain conditions we face in our day-to-day operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION FOR OUR PROPOSED ENVIRONMENTAL REMEDIATION OPERATIONS.

Each aspect of our proposed environmental remediation business is subject to significant environmental regulations by foreign governments. No assurances can be given that such environmental laws or regulations, or that future changes in environmental laws, regulations, or interpretations currently applicable to the Company or changes in the nature of the Company's operations, will not adversely impact our proposed operations or have a material adverse effect on the financial condition, operations and liquidity of the Company.

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH OUR OFFSHORE OPERATIONS IN INDONESIA.

We have commenced energy and waste recovery operations in Indonesia for the processing of oil sludge from refineries. Our joint venture partner has received all environmental approvals necessary to operate the permanent processing installation. Adverse changes in governmental permits, approvals, laws or regulations in Indonesia could harm our business, as could our failure to receive from Pertamina further contracts for processing sludge in our processing facility.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO POLITICAL, ECONOMIC AND CURRENCY
RISKS.

With regard to our operations outside of the United States in Indonesia, we are subject to the risks of doing business abroad, including,

      o     Currency fluctuations;

      o     Changes in tariffs and taxes; and

      o     Political and economic instability.

Changes in currency exchange rates may affect the relative costs at which we are able to process sludge in Indonesia, and may affect the cost of certain items required in our processing operation, thus possibly adversely affecting our profitability.

There are inherent risks of conducting business internationally. Language barriers, foreign laws and tariff and taxation issues all have a potential negative effect on our ability to transact business in the Far East. Changes in tariffs or taxes applicable to our joint venture in Indonesia may adversely affect its profitability. Political instability may increase the difficulties and costs of doing business in Indonesia. We may be subject to the jurisdiction of the government and/or private litigants in foreign countries where we transact business, and may be forced to expend funds to contest legal matters in those countries in disputes with those governments or with customers or suppliers.

THE APPLICATION FOR RESIDENTIAL ZONING FOR OUR FIRST PROJECT IN PUERTO RICO HAS BEEN DENIED AND THAT DECISION IS BEING APPEALED IN COURT.

The Planning Board of Puerto Rico did not approve the landowners' application for the low-cost residential Brisas del Atlantico project, and in September 2005, the Planning Board notified the property owners that, upon reconsideration, it reaffirmed its decision to deny the original application. The property owners filed an administrative appeal with the Appellate Tribunal, which on January 19, 2006, upheld the decision of the Planning Board. The property owners have filed a motion for "Certiorari" for review of the administrative decisions with the Supreme Court of Puerto Rico. Obtaining approval of this project will be difficult, and there is no assurance that such approval will be obtained.

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

AS A SUPPLIER OF BUILDING PRODUCTS WE FACE ECONOMIC AND TECHNOLOGY RISKS.

The market for suppliers of building materials is very competitive. Our success as a supplier of building materials will be subject to many factors that are beyond our control including, among others, our successful marketing of our products to construction firms in the various regions where we would operate, general economic conditions in the construction industry and real estate market conditions, technological developments by competitors, the availability and cost of borrowed funds, government building codes and regulations, and compliance with and potential liability under environmental and other laws.

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

VOLATILITY OF STOCK PRICE.

The market price of our common stock, as is the case for companies without established operations, is extremely volatile due to our uncertain future prospects and general market and economic conditions. During the two year period ended December 31, 2005, the closing per share price of our common stock has fluctuated from $1.09 to $0.15 per share. Our common stock currently trades in the OTC Bulletin Board market.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease office space consisting of approximately 1,700 square feet in an office building located in Sellersville, Pennsylvania. We are obligated to pay a monthly rent of $650 as well as pay for the utilities serving the premises. Our lease is for a period of one year from March 1, 2006 to February 28, 2007, with an additional twelve month renewal provision. We anticipate that our current office space will accommodate our operations for the foreseeable future. We also rented, through October 31, 2005, an office located in McLean, Virginia consisting of approximately 150 square feet, with a monthly rental of $1,100 under a month-to-month arrangement. This arrangement was terminated effective October 31, 2005. We also lease an apartment in San Juan, Puerto Rico of approximately 650 square feet. We are obligated to pay a monthly rental of $750 as well as pay for the utilities used. Our lease is for a period of one year from April 1, 2005 to March 31, 2006. We intend to renew the lease on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

We settled, on February 8, 2006, the suit in the United States District Court for the Southern District of New York against the Company, our transfer agent and other individual parties, filed in July 2005, by Charter Capital Resources, Inc. and Beryl Zyskind, seeking damages of $200,000 and other relief for failure to transfer certain shares of stock owned by plaintiffs. Our transfer agent has cancelled the certificates representing plaintiffs' collective ownership of 300,000 shares of common stock of the Company and re-issued new certificates representing plaintiffs' ownership of the same amount of the shares without a restrictive legend. In addition, we agreed to issue to plaintiffs, jointly, a certificate representing plaintiffs' ownership of 225,000 restricted shares of Delta common stock, which certificate was issued on February 14, 2006.

On February 27, 2006, we were served with a citation corporate filed in the District Court in Harris County, Texas, by Equisource Ventures. The complaint lists as defendants the Company and Burrows Consulting Group, Inc. (a Texas corporation). The suit alleges breach of contract, misrepresentation and unjust enrichment, and the plaintiff seeks damages for unpaid consulting retainer fees and fees in the aggregate of $130,000, as well as exemplary damages, costs and attorneys' fees. The Company denies any wrongdoing and will contest vigorously the claims asserted against it. We have initially filed a motion to dismiss the complaint based on lack of jurisdiction. The Company believes that this matter will have no material effect upon the Company or its operations.

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


                                        High                          Low
                                        -----                         -----

2004:   1st Quarter                     1.09                          0.49
        2nd Quarter                     0.79                          0.16
        3rd Quarter                     0.35                          0.17
        4th Quarter                     0.48                          0.17

2005:   1st Quarter                     0.69                          0.28
        2nd Quarter                     0.96                          0.23
        3rd Quarter                     0.45                          0.28
        4th Quarter                     0.40                          0.15

2006    1st  Quarter (through
        March 30, 2006)                 0.32                          0.10

During the last two fiscal years, no cash dividends have been declared on Delta's common stock and current Company management does not anticipate that dividends will be paid in the foreseeable future. As of March 30, 2006, there were 90 record holders of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

---------------------------------------------------------------------------------------------------------------------
       Date              Title and Amount            Purchasers          Principal             Total Offering
                                                                         Underwriter         Price/Underwriting
                                                                                                  Discounts
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         100,000 shares of common   Private Investor             NA          $.50 per share/NA
                     stock
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         20,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.50 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         240,000 shares of common   Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.1667 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         100,000 shares of common   Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.25 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         100,000 shares of common   Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.25 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         288,638 shares of common   Licensee                     NA          Services under License
                     stock issued for                                                    Agreement valued at $.139
                     consulting services                                                 per share/NA
---------------------------------------------------------------------------------------------------------------------
May 23 and           800,000 shares of common   Private Investors            NA          Purchase of $250,000
September 5, 2003    stock                                                               principal amount note,
                                                                                         valued at $.3125 per
share/NA
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         50,000 shares of common    Private Investor             NA          Interest on loan valued at
                     stock, issued as payment                                            $.275 per share/NA
                     of interest on
                     outstanding debt
---------------------------------------------------------------------------------------------------------------------
       Date              Title and Amount            Purchasers          Principal             Total Offering
                                                                         Underwriter         Price/Underwriting
                                                                                                  Discounts
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         37,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.405 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         3,000 shares of common     Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.50 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
May 23, 2003         50,000 shares of common    Private Investor             NA          Interest on loan valued at
                     stock, issued as payment                                            $.333 per share/NA
                     of interest on
                     outstanding debt
---------------------------------------------------------------------------------------------------------------------
July 23, 2003        37,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.405 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------
       Date              Title and Amount            Purchasers          Principal             Total Offering
                                                                         Underwriter         Price/Underwriting
                                                                                                  Discounts
---------------------------------------------------------------------------------------------------------------------
August 11, 2003      10,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.4375 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
August 22, 2003      250,000 shares of common   Private Investor             NA          $.20 per share/NA
                     stock
---------------------------------------------------------------------------------------------------------------------
November 15, 2003    100,000 shares of common   Private Investor             NA          $.125 per share/NA
                     stock
---------------------------------------------------------------------------------------------------------------------
November 15, 2003    100,000 shares of common   Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.085 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
November 21, 2003    50,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.035 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
November 21, 2003    50,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.035 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------
December 15, 2003    10,000 shares of common    Consultant                   NA          Consulting Services valued
                     stock issued for                                                    at $.085 per share/NA
                     consulting services
---------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
        Date             Title and Amount           Purchaser            Principal        Total Offering
                                                                        Underwriter      Price/Underwriting
                                                                                            Discounts
---------------------------------------------------------------------------------------------------------------------
                        50,000 shares of
January 14, 2004        common stock            Consultant                  NA         $.0825 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        400,000 shares of
January 24, 2004        common stock            Private Investor            NA         $.125 per share/NA
---------------------------------------------------------------------------------------------------------------------
February 11, 2004       400,000 shares of       Private Investor            NA         $.125 per share/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
                        200,000 shares of       Private Investor
February 18, 2004       common stock                                        NA         $.125 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        155,000 shares of       Consultant
February 25, 2004       common stock                                        NA         $.16 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        200,000 shares of       Consultant
February 25, 2004       common stock                                        NA         $.10 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        100,000 shares of       Private Investor
February 26, 2004       common stock                                        NA         $.125 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        140,000 shares of       Private Investor
February 27, 2004       common stock                                        NA         $.137 per share/NA
---------------------------------------------------------------------------------------------------------------------
March 2, 2004           200,000 shares of       Consultant                  NA         $.25 per share/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
                        30,000 shares of
March 31, 2004          common stock            Vendor                      NA         $.30 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        50,000 shares of
March 31, 2004          common stock            Consultant                  NA         $.0825 per share/NA
---------------------------------------------------------------------------------------------------------------------
                        200,000 shares of
April 14, 2004          common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        400,000 shares of
April 16, 2004          common stock            Consultant                  NA         $.18/NA
---------------------------------------------------------------------------------------------------------------------
                        200,000 shares of
April 16, 2004          common stock            Consultant                  NA         $.18/NA
---------------------------------------------------------------------------------------------------------------------
                        100,000 shares of
May 5, 2004             common stock            Employee                    NA         $.14/NA
---------------------------------------------------------------------------------------------------------------------
                        60,000 shares of
May 5, 2004             common stock            Employee                    NA         $.14/NA
---------------------------------------------------------------------------------------------------------------------
                        25,000 shares of
May 5, 2004             common stock            Employee                    NA         $.14/NA
---------------------------------------------------------------------------------------------------------------------
                        35,000 shares of
May 5, 2004             common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        35,000 shares of
May 5, 2004             common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        200,00 shares of
May 6, 2004             common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        100,000 shares of
May 6, 2004             common stock            Consultant                  NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        100,000 shares of
May 11, 2004            common stock            Private Investor            NA         $.125/NA
---------------------------------------------------------------------------------------------------------------------
                        $193,740 principal      Private Investor            NA         $193,740/NA
                        amount of 4%
May 12, 2004            convertible notes due
                        May 12, 2006 convertible
                        into 1,549,920 shares
                        of common stock
---------------------------------------------------------------------------------------------------------------------
May 12, 2004            $129,160 principal      Private Investor            NA         $129,160/NA
                        amount of 4%
                        convertible notes due
                        May 12, 2006 convertible
                        into 1,033,280 shares
                        of common stock
---------------------------------------------------------------------------------------------------------------------
May 25, 2004            60,000 shares of        Private Investor            NA         $.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------
        Date             Title and Amount           Purchaser       Principal        Total Offering
                                                                    Underwriter      Price/Underwriting
                                                                                     Discounts
---------------------------------------------------------------------------------------------------------------------
November 1, 2004        250,000 shares of        Consultant                 NA         $0.125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 2, 2004        Warrants to purchase     Private investor           NA         NA/NA
                        an aggregate of
                        250,000 shares of
                        common stock issued in
                        connection with the
                        sale of the 6%
                        convertible promissory note
---------------------------------------------------------------------------------------------------------------------
November 5, 2004        $25,000 principal        Private investor           NA         $25,000/NA
                        amount of 6%
                        convertible promissory
                        note due November 4,
                        2006, convertible into
                        an aggregate of
                        500,000 shares of common stock
---------------------------------------------------------------------------------------------------------------------

        Date             Title and Amount           Purchaser            Principal        Total Offering
                                                                        Underwriter      Price/Underwriting
                                                                                            Discounts
---------------------------------------------------------------------------------------------------------------------
November 5, 2004        Warrants to purchase     Private investor           NA               NA/NA
                        an aggregate of
                        500,000 shares of
                        common stock issued in
                        connection with the
                        sale of the 6%
                        convertible promissory note
---------------------------------------------------------------------------------------------------------------------
November 8, 2004        500,000 shares of
                        Common Stock issued      Private investor           NA             $25,000/NA
                        upon conversion of a
                        promissory note in the
                        principal amount of $25,000
---------------------------------------------------------------------------------------------------------------------
November 9,2004         250,000 shares of        Consultant                 NA             $0.10/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 15, 2004       45,000 shares of         Consultant                 NA             $0.12/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 16, 2004       250,000 shares of        Consultant                 NA             $0.15/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 19, 2004       403,951 shares of        Private Investor           NA             $20,000/NA
                        common stock issued
                        upon conversion of a
                        promissory note in the
                        principal amount of $20,000
                        (including accrued interest)
---------------------------------------------------------------------------------------------------------------------
November 23, 2004       502,887 shares of        Private Investor           NA             $25,000/NA
                        common stock issued
                        upon conversion of a
                        promissory note in the
                        principal amount of $25,000
                        (including accrued interest)
---------------------------------------------------------------------------------------------------------------------
November 25, 2004       $50,000 principal        Private Investor           NA             $50,000/NA
                        amount of 6%             (settlement)
                        convertible promissory
                        notes due November 24,
                        2006, convertible into
                        an aggregate of 1,00000
                        shares of common stock
---------------------------------------------------------------------------------------------------------------------

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

------------------ ---------------------------- ------------------ ------------------- ------------------------------
      Date              Title and Amount           Purchasers          Principal              Total Offering
                                                                      Underwriter      Price/Underwriting Discounts
------------------ ---------------------------- ------------------ ------------------- ------------------------------
January 3, 2005    252,542 shares of common     Private Investor           NA          $12,627/NA
                   stock issued upon
                   conversion of a promissory
                   note in the principal
                   amount of $12,500
                   (including accrued
                   interest)
------------------ ---------------------------- ------------------ ------------------- ------------------------------
January 7, 2005    500,000 shares of common     Private Investor           NA          $25,000/NA
                   stock issued upon the
                   partial conversion of a
                   promissory note in the
                   principal amount of
                   $157,000
------------------ ---------------------------- ------------------ ------------------- ------------------------------
January 25, 2005   300,000 shares of common     Private Investor           NA          $30,000/NA
                   stock issued upon the
                   exercise of outstanding
                   common stock purchase
                   warrant
------------------ ---------------------------- ------------------ ------------------- ------------------------------
February 15, 2005  45,000 shares of common      Consultant                 NA          $19,125/NA
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
March 9, 2005      5,000 shares of common       Consultant                 NA          $1,500/NA
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
April 20, 2005     206,954 shares of common     Private Investor           NA          $10,348/NA
                   stock issued upon
                   conversion of a promissory
                   note in the principal
                   amount of $10,000
                   (including accrued
                   interest)
------------------ ---------------------------- ------------------ ------------------- ------------------------------
April 22, 2005     14,000 shares of common      Consultant                 NA          $9,240/NA
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
April 22, 2005     100,000 shares of common     Consultant                 NA          $66,000/NA
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
April 27, 2005     285,000 shares of common     Private Investor           NA          $85,500/$5,557.50
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
April 28, 2005     285,000 shares of common     Private Investor           NA          $85,500/$5,557.50
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
May 4, 2005        166,667 shares of common     Private investors          NA          $50,000/$3,250
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
May 23, 2005       45,000 shares of common      Consultant                 NA          $20,700/NA
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
May 23, 2005       520,090 shares of common     Private Investor           NA          $26,005/NA
                   stock issued upon the
                   partial conversion of a
                   promissory note in the
                   principal amount of
                   $50,000 (including accrued
                   interest)
------------------ ---------------------------- ------------------ ------------------- ------------------------------
May 24, 2005       5,000 shares of common       Consultant                 NA          $3,000/NA
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
June 9, 2005       10,000 shares of common      Financial                  NA          $6,300/NA
                   stock                        Consultant
------------------ ---------------------------- ------------------ ------------------- ------------------------------
June 24, 2005      125,000 shares of common     Private Investor           NA          $37,500/$4,500
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
June 24, 2005      125,000 shares of common     Private Investor           NA          $37,500/$4,500
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
June 24, 2005      250,000 shares of common     Private Investor           NA          $75,000/$9,000
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
August 3, 2005     670,000 shares of common     T&T Asset                  NA          $201,000/NA
                   stock                        Management, a
                                                financial
                                                consultant
------------------ ---------------------------- ------------------ ------------------- ------------------------------
August 17, 2005    1,616,667 shares of common   Private Investor           NA          $485,000/$97,000
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
August 23, 2005    760,000 shares of common     T&T Asset                  NA          $319,200/NA
                   stock                        Management, a
                                                financial
                                                consultant
------------------ ---------------------------- ------------------ ------------------- ------------------------------

------------------ ---------------------------- ------------------ ------------------- ------------------------------
      Date              Title and Amount           Purchasers          Principal              Total Offering
                                                                      Underwriter      Price/Underwriting Discounts
------------------ ---------------------------- ------------------ ------------------- ------------------------------
August 26, 2005    581,000 shares of common     Consultant                 NA          $250,000/NA
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
August 26, 2005    116,279 shares of common     Purchase of IP             NA          $50,000/NA
                   stock                        rights
------------------ ---------------------------- ------------------ ------------------- ------------------------------
August 26, 2005    100,000 shares of common     Purchase of IP             NA          $43,000/NA
                   stock                        rights
------------------ ---------------------------- ------------------ ------------------- ------------------------------
August 30, 2005    211,185 shares of common     Private Investor           NA          $10,559/NA
                   stock issued upon the
                   conversion of a promissory
                   note in the principal
                   amount of $10,000
                   (including accrued
                   interest)
------------------ ---------------------------- ------------------ ------------------- ------------------------------
August 31, 2005    200,000 shares of common     Private Investor           NA          $20,000/NA
                   stock issued upon the
                   exercise of outstanding
                   common stock purchase
                   warrant
------------------ ---------------------------- ------------------ ------------------- ------------------------------
September 27,      848,806 shares of common     Private Investor           NA          $42,440/NA
2005               stock issued upon the
                   conversion of a promissory
                   note in the principal
                   amount of $40,000
                   (including accrued
                   interest)
------------------ ---------------------------- ------------------ ------------------- ------------------------------
September 27,      1,061,008 shares of common   Private Investor           NA          $53,050/NA
2005               stock issued upon the
                   conversion of a promissory
                   note in the principal
                   amount of $50,000
                   (including accrued
                   interest)
------------------ ---------------------------- ------------------ ------------------- ------------------------------
September 27,      424,769 shares of common     Private Investor           NA          $21,238/NA
2005               stock issued upon the
                   conversion of a promissory
                   note in the principal
                   amount of $20,531.36
                   (including accrued
                   interest)
------------------ ---------------------------- ------------------ ------------------- ------------------------------
September 27,      45,000 shares of common      Consultant                 NA          $20,250/NA
2005               stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
October 10, 2005   7,500 shares of common       Consultant                 NA          $3,100/NA
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
October 13, 2005   1,666,667 shares of common   Private Investor           NA          $250,000/$50,000
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
November 17, 2005  855,498 shares of common     Private Investor           NA          $42,775/NA
                   stock issued upon the
                   conversion of a promissory
                   note in the principal
                   amount of $40,000
                   (including accrued
                   interest)
------------------ ---------------------------- ------------------ ------------------- ------------------------------
November 23, 2005  3,125,000 shares of common   Private Investor           NA          $250,000/$36,800
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------
December 12, 2005  45,000 shares of common      Consultant                 NA          $12,870/NA
                   stock
------------------ ---------------------------- ------------------ ------------------- ------------------------------

The issuances of common stock to consultants are viewed as exempt from registration under the Securities Act of 1933, as amended ("Securities Act"), under section 4(2) thereof, as transactions not involving any public offering. The private placements of the Company's common sock to individual U.S. investors, and the offerings of notes, convertible notes and common stock warrants to U.S. investors, are viewed as exempt under the provisions of Rule 506 of Regulation D under the Securities Act. In 2004, the issuance of certain notes, convertible notes and common stock warrants to foreign investors, and in 2005, the issuances of common stock in April, June, August, October and November to European investors and placement agents, are viewed as exempt from registration under Regulation S of the Securities Act.

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

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2005, we incurred a net loss of $2,580,440, because we had minimal revenue to offset operating expenses. The loss in fiscal 2005 was primarily attributable to general and administrative expenses of approximately $1,848,000 including consulting and professional fees in the approximate amount of $478,100 and an increase in compensatory element of stock options of $150,000. In addition, we had an increase in accretion of convertible debt of approximately $281,000, and an increase in interest expense of about $102,000. From inception (November 17, 1999) to December 31, 2005, we had a net loss of $6,320,239.

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

2005 COMPARED TO 2004

The net loss increased from approximately $1,950,000 in 2004 to approximately $2,580,000 for the twelve months ended December 31, 2005.

The items of significant increase in the year ended December 31, 2005 over the prior year were an increase in compensatory element stock options of $150,000; a write-off of a long term asset of $170,000; the accretion of convertible debt of approximately $423,000 compared to approximately $142,000 in 2004; an increase in interest expense from approximately $28,000 in 2004 to approximately $130,000 in 2005; and a loss of about $24,000 from the minority interest share in subsidiaries compared to a gain of approximately $101,600 in 2004. There was a writedown in a joint venture of about $34,000 in 2004 and no corresponding loss in 2005.

PLAN OF OPERATION

The Company has established a joint venture subsidiary and two limited partnerships, primarily to establish business operations focused on providing environmental and construction technologies and services in the Far East, the Middle East, the United States and Puerto Rico.

Our environmental remediation operations are carried out through Delta-Envirotech, Inc., a joint venture company formed in January 2004, with Hi Tech Consulting and Construction, Inc., to provide environmental technology services for certain business segments located in the Far East and the Middle East. We have operating control of, and a forty-five percent ownership interest in, Delta-Envirotech.

Although we have entered into strategic alliance agreements with several United States-based entities with technologies in the environmental technology field to support the Company's worldwide activities and have these technologies available, in the Far East we are currently utilizing in-country technology.

We intend to expand on our operations in the Far East. Additional capital is required to pursue this expansion as well as our planned operations in Saudi Arabia and the United States. Upon receipt of re-zoning approval, final government agency endorsements and applicable building permits in Puerto Rico, we believe that we will be in a position to finance the housing project there through local institutions.

Far East (Indonesia)

In Indonesia we have set up a local joint venture company established to commence energy and waste recovery operations. The joint venture company, PT. Triyudha-Envirotech, began operations on December 15, 2005, pursuant to a contract with Pertamina, processing approximately 3,000 metric tons of oil sludge from designated oil sludge pools with a completion date of not later than April 21, 2006.

Middle East

On January 22, 2004, we entered into a strategic alliance agreement between our environmental remediation joint venture, Delta-Envirotech, Inc., and ZAFF International, Ltd., to jointly pursue soil and water reclamation projects in the Middle East. In November 2004, ZAFF International, Ltd. received its operating license from the Saudi Arabia environmental authorities to employ all soil, refinery waste and waste water technologies held by Delta for environmental recovery projects. In August, 2005, we reached a working agreement to provide a turn-key factory to manufacture insulating concrete form (ICF) products for the building industry in Saudi Arabia and a working agreement on our proposed operation to provide technology and equipment, on a turn-key basis, to recover silver from used x-ray film. We anticipate a new project to begin in 2006.

United States

On August 26, 2005, we acquired, through a wholly-owned subsidiary, certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system. The innovative and patent pending design of the system allows for integrated attachment strips molded into the inner and outer surfaces and superior "R" Value of the block itself. In addition to the patent filing, the Company engaged a technical consultant and a business development consultant to further the design and development of the Company's ICF products. We anticipate beginning production of the new product in 2006.

Puerto Rico

Our plans to proceed, through majority owned joint ventures in Puerto Rico, with construction and related activities required to build low income homes in Puerto Rico under the Section 124 low income housing program, have been delayed as a result of the failure to date to obtain required zoning approval. In December 2003, the Company secured, from the property owners, the purchase rights to 36 acres that are designated Section 124 eligible, in the City of Aguadilla. Approximately 270 low income homes are planned for construction on this property, in a project called "Brisas del Atlantico." The Planning Board of Puerto Rico did not approve the land owners' application for the low-cost residential Brisas del Atlantico project, and in September 2005, the Planning Board notified the property owners that, upon reconsideration, it reaffirmed its decision to deny the original application. An administrative appeal was filed with the Appellate Tribunal, which on January 19, 2006, upheld the decision of the Planning Board. Based on the decision of the Appellate Tribunal, the Company, decided to write off its design costs associated with the project as of December 31, 2005.

As a result of the Appellate Tribunal's determination, the property owners filed a motion requesting a review of the decision by the Supreme Court of Puerto Rico.

In December, 2004, we secured the rights to an additional 40 acre tract located in Guayanilla for our second Section 124 project. This tract of land is part of a 150 acre development that will also include other residential properties, commercial/retail buildings and a hotel. The master plan for this entire project is still under development by the project's developer. We formed a second majority owned joint venture in Puerto Rico in December 2004, to manage construction and related activities required to build approximately 300 additional homes on this property under the Section 124 low income housing program.

FUNDING

We are currently dependent on equity investments or borrowing from private investors to pay our operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plans. We anticipate that we will be required to raise capital in the approximate amount of $1,500,000 in the next 12 months in order to continue to fund our limited operations and to finance our planned business operations.

LIQUIDITY

We have generated minimal revenue from our current operations. We must rely primarily on private placements of Company stock or debt to pay operating expenses.

At December 31, 2005 we had a working capital deficit of $ 1,488,436. The increase in our working capital deficit as compared with 2004 is a result of the net loss incurred during the year ended December 31, 2005, a decrease in refundable deposits, higher accrued expenses, increase in accretion of convertible debt and notes payable. Since we have minimal sources of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, although we have some minimal revenues, we are dependent upon loans from private investors and private placements of our stock for funding.

In 2005, to provide financing for our activities, we raised $1,139,835 of equity capital, through the sale of 9,075,001 shares of common stock. In addition, in April 2005, we borrowed $210,655 from three lenders pursuant to 8% term notes due October 2, 2005. The maturity dates of the three notes, pursuant to note modification agreements entered into in September and December of 2005, and in March 2006, have been extended until June 2006. In March 2005, we borrowed $71,731 from a stockholder pursuant to a 6% term note due in three equal installments in June, September and December 2005. This note was subsequently amended to extend the final installment payment until February 2006 and has been paid in full by the company.

ASSETS

At December 31, 2005, we had total assets of $870,108, compared to total assets of $441,444 at December 31, 2004. The increase in assets as of December 31, 2005 was due to an increase in prepaid expenses, fixed assets and the capitalized costs for the intellectual property related to our patent-pending wall forming system, classified as other assets.

CRITICAL ACCOUNTING ISSUES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As a result of this review in connection with the preparation of our financial statements for the year ended December 31, 2005, the Company decided to write off $170,000 of preacquisition costs as of December 31, 2005.

Other Matters

Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Correction" - a replacement of APB Opinion No. 20 and FASB statement No.
3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29, "Exchange of Nonmonetary Assets". SFAS No. 153 amends APB Opinion 29 by eliminating the exception under APB No. 29 for nonmonetary assets of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flow of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal year beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company consolidated financial position or results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers, deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 did not have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" (revised), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company will account for the compensation costs prospectively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's results of operations.

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Other Comprehensive Income. The translation gains or losses were not material for the year ended December 31, 2005.

GOODWILL AND OTHER INTANGIBLES

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indications are identified.

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

ITEM 8B. OTHER INFORMATION.

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, the executive officers and director of Delta Mutual, Inc. were as follows:

NAME                          AGE                    TITLE(S)
----------                  --------               ------------
Peter F. Russo                63            President, CEO, Assistant Secretary
                                            and Director

Martin G. Chilek              55            Sr. Vice President, Chief
                                            Financial Officer, Treasurer and
                                            Secretary

Jerome Kindrachuk             61            Vice President--International

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

Martin G. Chilek joined the Company as Vice President, CFO, Treasurer and Assistant Secretary in January 2004. He was promoted to Senior Vice President and elected Secretary in March 2006. Prior to joining the Company, from June 2003 to December 2003, he was an independent consultant providing transitional management, strategic planning and financial management services to privately held and public companies. During the past five years, Mr. Chilek also served as Vice President-Operations of MicroTech Leasing Corporation from October 2000 through May 2003.

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

We have a corporate code of conduct and a corporate disclosure policy in place, which provide for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders. Our corporate code of conduct includes a code of ethics for our officers and employees as to workplace conduct, dealings with customers, compliance with laws, improper payments, conflicts of interest, insider trading, company confidential information, and behavior with honesty and integrity. Our corporate disclosure policy includes guidelines for publicly disseminating financial and other material developments to the investing public.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    Number      Transactions   Known Failures
                                    Of late     Not Timely     To File a
Name and principal position         Reports     Reported       Required Form
---------------------------        -----------  ------------   --------------
Peter F. Russo, President & CEO

Martin G. Chilek, Sr. Vice President
& CFO

Jerome Kindrachuk, Vice President                     2




ITEM 10. EXECUTIVE COMPENSATION

          Annual  Compensation                       Awards                           Payouts
-------------------------------------------------   --------------------------   -----------------
(a)              (b)     (c)       (d)      (e)        (f)            (g)          (h)      (i)
Name                                         Other   Restricted     Securities
and              Year                       Annual     Stock        Underlying      LTIP   All Other
Principal               Salary    Bonus     Comp.     Awards        Options/     Payouts   Comp.
Position         (1)      ($)      ($)      ($)        ($)          SARs(#)        ($)      ($)
-------------    ----   -------   -----    ------   ----------     ----------    ------   --------
Peter F.         2005   $79,200                     $12,260                                    -
Russo (2)        2004   $57,588                     $ 9,000                                    -
President & CEO  2003   $31,800                     $ 6,000                              $31,938

Martin G.        2005   $82,100                     $12,260
Chilek           2004   $64,700                     $16,000
Chief Financial
Officer

Jerome           2005   $73,000                    $ 12,260                                    -
Kindrachuk (3)   2004   $42,738                    $  9,000                              $13,612
Vice President   2003   $   -                      $      -                              $53,226

(1)   Fiscal years ended December 31, 2005, 2004 and 2003.

(2) The other compensation for Peter F. Russo was fees for consulting work completed prior to his employment.

(3) The other compensation in 2004 and 2003 for Jerome Kindrachuk was fees for consulting work completed prior to his employment.

None of our officers or directors received any compensation for services from our date of inception (November 17, 1999) to December 31, 2002.

EMPLOYMENT AGREEMENTS

On March 11, 2003, we entered into a contract with Peter F. Russo to serve as President. It provided for three years' employment from March 11, 2003, at a salary of $10,000 per month through June 30, 2003, and $15,000 per month thereafter, payable in bi-monthly installments, plus benefits. On September 20, 2004 the contract was amended to adjust the salary to $6,500 per month effective January 1, 2004. Certain benefits were also eliminated effective the same dates.

On February 28, 2006, we entered into a new employment agreement with Mr. Russo. This agreement was effective March 11, 2006, for a term of three years. The agreement provides for a base salary of $180,000 per year, but until the Board of Directors determines that the financial condition of the Company permits the payment of that salary, the minimum salary to be paid to Mr. Russo is $6,500 per month. The agreement contains provisions for discharge for "cause", including disability, in which cases no further compensation or benefits would be payable under the agreement. If a termination is other than for death or "cause", the base salary is continued for six months following the termination of employment, or up to the time Mr. Russo commences other full time employment. The agreement also contains a provision for additional compensation to Mr. Russo if his employment is terminated without "cause" due to a change in control.

On May 23, 2005, we entered into an executive employment agreement with Mr. Chilek. This agreement was effective June 1, 2005, for an initial term of three years, and the term is automatically extended for additional one year periods if neither party gives notice of termination at least 90 days prior to the end of the initial term or any current additional one year term. The agreement provides for a base salary of $132,000 per year, but until the Board of Directors determines that the financial condition of the Company permits the payment of that salary, the minimum salary to be paid to Mr. Chilek is $6,000 per month. The agreement contains provisions for discharge for "cause", including disability, in which cases no further compensation or benefits would be payable under the agreement. If a termination is other than for death or "cause", or the Company elects not to renew the Agreement, the base salary is continued for six months following the termination of employment, or up to the time Mr. Chilek commences other full time employment. The agreement also contains a provision for additional compensation to Mr. Chilek if his employment is terminated without "cause" due to change in control.

We also have an employment contract with Jerome Kindrachuk, effective July 2003 prior to Mr. Kindrachuk's appointment as an officer of the Company. It provides for three years' employment from July 1, 2003, at a salary of $10,000 per month, payable in bi-monthly installments, plus benefits. An amendment was made to the contract to reduce compensation to $6,000 per month effective January 1, 2004, until the Board of Directors determines that the financial condition of the Company permits the payment of that salary.

DIRECTORS' COMPENSATION

We do not compensate directors in their capacity as such nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

COMPENSATION PLANS

STOCK OPTION PLANS

In December 2001, the Company's stockholders approved a stock option plan entitled the 2001 Employee Stock Option Plan (the "2001 Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance, and in August 2004, our stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of December 31, 2005, all shares under the 2001 Plan had been issued; at that date, 2,000,000 shares were available for the grant of options under the 2004 Plan.

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

OTHER PLANS

We have not adopted any other deferred compensation, pension, profit sharing, stock option plan or programs for the benefit of our officers or employees. During the second quarter of 2003, the Company established a health insurance benefit plan that is offered to all employees. During the third quarter of 2004, the Company made a dental insurance plan available to all employees.

Option/SAR Grants in Last Fiscal Year

Individual Grants

--------------------------------------------------------------------------------------------------------
         (a)                  (b)                   (c)                      (d)                (e)
                           Number of             Percent of             Exercise or
                           Securities              Total                 Base Price          Expiration
        Name               Underlying           Options/SARSs              ($/Sh)               Date
                           Options/SARS          Granted to
                             Granted            Employee in
                                                Fiscal Year
----------------------------------------------------------------------------------------------------------
Peter F. Russo                - -                   - -
----------------------------------------------------------------------------------------------------------
Martin G. Chilek              - -                   - -
----------------------------------------------------------------------------------------------------------
Jerome Kindrachuk             - -                   - -
----------------------------------------------------------------------------------------------------------

The following table summarizes the number and value of unexercised options held by our executive officers as of December 31, 2005.

FISCAL YEAR-END OPTION VALUES

----------------------------------------------------------------------------------------------------------------------
                                                                       Number of Securities     Value of Unexercised
                                                                       Underlying Unexercised   in-the-Money Option/
                                                                       Options/SARS At          SARs at Fiscal
                                                                       Fiscal Year-End (#)      Year-End ($)
                             Shares Acquired on                        Exercisable/             Exercisable/
Name                         Exercise (#)         Value Realized ($)   Unexercisable            Unexercisable
--------------------------- -------------------- --------------------- ------------------------ ----------------------
Peter F. Russo                          -                  -                   2,500,000/0              825,000/0
                                                                         800,000/1,700,000        264,000/561,000

Martin G. Chilek                        -                  -                   1,750,000/0              577,500/0
                                                                           800,000/950,000        264,000/313,500

Jerome Kindrachuk                       -                  -                     750,000/0              247,500/0
                                                                           500,000/250,000         165,000/82,500

The above value has been calculated based on closing price of the common stock as quoted on the OTC Bulletin Board on December 31, 2005.

No officer or director exercised any options in the fiscal year ended December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of March 30, 2006, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owner          Number of Shares Owned       Percentage**
                                                 Beneficially

Peter F. Russo  (1)                                 2,600,000                  6.11%

Martin G. Chilek   (2)                              1,850,000                  4.43%

Jerome A. Kindrachuk  (3)                             750,000                  1.84%

All Officers and Directors as a Group               5,200,000                 11.55%

T&T Asset Management (4)                            2,980,498                  7.35%

Elvir Balic (5)                                     2,275,000                  5.68%

Nice Holdings, Ltd. (6)                             2,400,000                  5.66%

Neil Berman (7)                                     5,399,920                 11.99%

Mirus Opportunistic Fund (8)                        5,950,000                 14.86%

** Based on 40,034,629 shares outstanding on March 30, 2006.

----------------

(1) In addition to 100,000 shares owned directly, Mr. Russo holds options expiring November 19, 2009 to purchase an aggregate of 2,500,000 shares of common stock at an exercise price of $0.25 per share. Mr. Russo's address is c/o Delta Mutual, Inc., 111 North Branch Street, Sellersville, Pennsylvania 18960.

(2) In addition to 100,000 shares owned directly, Mr. Chilek holds options expiring November 19, 2009 to purchase an aggregate of 1,750,000 shares of common stock at an exercise price of $0.25 share. Mr. Chilek's address is c/o Delta Mutual, Inc., 111 North Branch Street, Sellersville, Pennsylvania 18960.

(3) Mr. Kindrachuk holds options expiring November 19, 2009 to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.25 per share. Mr. Kindrachuk's address is c/o Delta Mutual, Inc., 111 North Branch Street, Sellersville, Pennsylvania 18960.

(4) In addition to 2,480,498 shares owned directly, T&T Asset Management holds warrants expiring March 31, 2006 to purchase 500,000 shares of common stock at an exercise price of $0.10 per share. The address for T&T Asset Management is Bahnhofstrasse 73, 8001, Zurich, Switzerland.

(5) The address of Elvir Balic is c/o Credit Suisse, Bahnhofstrasse 53, CH-8070, Zurich, Switzerland.

(6) Nice Holdings, Ltd., holds notes convertible into 1,200,000 shares of common stock at a conversion price of $0.05 per share and warrants expiring March 31, 2006 to purchase 1,200,000 shares of common stock at an exercise price of $0.10 per share. The address of Nice Holdings is 55 Zhen Nin Road, B-1904, Shanghai, China.

(7) In addition to 380,000 shares owned directly, Mr.Berman holds notes convertible into 1,549,920 shares of common stock at a conversion price of $0.125 per share, notes convertible into 3,320,000 shares at a conversion price of $0.05 per share, and warrants expiring March 31, 2006 to purchase 150,000 shares of common stock at an exercise price of $0.10 per share. Mr. Berman's address is 21346 St. Andrews Blvd., #421, Boca Raton, Florida 33433.

(8) The address of Mirus Opportunistic Fund is c/o Julius Baer Trust Company (Cayman) Ltd., P. O. Box 1100GT, Windward III, Regatta Office Park, Grand Cayman.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as of December 31, 2005.

----------------------------------------------------------------------------------------------------------------------
                                  (a)                          (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Plan category                     Number of securities to be   Weighted-average exercise    Number of securities
                                  issued upon exercise of      price of outstanding         remaining available for
                                  outstanding options,         options, warrants and        future issuance under
                                  warrants and rights          rights                       equity compensation plans
                                                                                            (excluding securities
                                                                                            reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               8,000,000                   $0.25                     2,000,000
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                                      8,000,000                   $0.25                     2,000,000
----------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

On February 28, 2006, we entered into a new employment agreement with Mr. Russo. This agreement was effective March 11, 2006, for a term of three years. The agreement provides for a base salary of $180,000 per year, but until the Board of Directors determines that the financial condition of the Company permits the payment of that salary, the minimum salary to be paid to Mr. Russo is $6,500 per month. The agreement contains provisions for discharge for "cause", including disability, in which cases no further compensation or benefits would be payable under the agreement. If a termination is other than for death or "cause", the base salary is continued for six months following the termination of employment, or up to the time Mr. Russo commences other full time employment. The agreement also contains a provision for additional compensation to Mr. Russo if his employment is terminated without "cause" due to a change in control.

On May 23, 2005, we entered into an executive employment agreement with Martin
G. Chilek, who is our Senior Vice President, Treasurer and Chief Financial Officer. This agreement was effective June 1, 2005, for an initial term of three years, and the term is automatically extended for additional one year periods if neither party gives notice of termination at least 90 days prior to the end of the initial term or any current additional one year term. The agreement provides for a base salary of $132,000 per year, but until the Board of Directors determines that the financial condition of the Company permits the payment of that salary, the minimum salary to be paid to Mr. Chilek is $6,000 per month. The agreement contains provisions for discharge for "cause", including disability, in which cases no further compensation or benefits would be payable under the agreement. If a termination is other than for death or "cause", or the Company elects not to renew the Agreement, the base salary is continued for six months following the termination of employment, or up to the time Mr. Chilek commences other full time employment. The agreement also contains a provision for additional compensation to Mr. Chilek if his employment is terminated without "cause" due to a change in control.

We also have an employment contract with Jerome Kindrachuk effective July 2003, prior to Mr. Kindrachuk's appointment as an officer of the Company. It provides for three years' employment from July 1, 2003, at a salary of $10,000 per month, payable in bi-monthly installments, plus benefits. On September 22, 2004 the contract was amended to adjust salary to $6,000 per month effective January 1, 2004, until the Board of Directors determines that the financial condition of the Company permits the payment of that salary. Certain benefits were also eliminated effective the same dates.

During the first quarter of 2004, the Company paid consulting fees to Jerome Kindrachuk of $13,612 for services rendered prior to his employment. The following officers of the Company were issued shares of common stock under the 2001 Employee Stock Option Plan as follows:

-------------------------------------------------------------------------------------------------------------
Name                                  Date of Issuance           Number of Shs.           Per Share
                                                                                          Valuation
-------------------------------------------------------------------------------------------------------------
Peter F. Russo                        December 10, 2004             50,000                $0.18
                                      January  21, 2005            122,600                $0.10
-------------------------------------------------------------------------------------------------------------
Martin G. Chilek                      January  14, 2004             89,500                $0.078
                                      December 10, 2004             50,000                $0.18
                                      January  21, 2005            122,600                $0.10
-------------------------------------------------------------------------------------------------------------
Jerome Kindrachuk                     December 10, 2004             50,000                $0.18
                                      January  21, 2005            122,600                $0.10
-------------------------------------------------------------------------------------------------------------

ITEM 13. EXHIBITS.

Exhibit No.                 Description of Exhibits
------------     ---------------------------------------------------------------

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

10.27a Addendum, dated August 3, 2005, to Investment Banking Agreement, dated June 17, 2005, by and between Delta Mutual, Inc. and T&T Vermoegensverwaltungs AG. Incorporated herein by reference to Exhibit 10.27a to the Company's Amended Current Report on Form 8-K, filed with the Commission on August 18, 2005.

10.28 Purchase Agreement, dated August 26, 2005, by and between Delta Technologies, Inc., as Buyer, and Richard F. Straub, Jr. and John M. Latza, as Sellers. Incorporated herein by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K, filed with the Commission on August 31, 2005.

10.29 Consulting Services Agreement, dated August 26, 2005, by and between Delta Mutual, Inc. and Juan Bautista Rodriguez Pagan. Incorporated herein by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K, filed with the Commission on August 31, 2005.


10.30 Consulting Services Agreement, dated August 26, 2005, by and between Delta Technologies, Inc. and Richard F. Straub, Jr. Incorporated herein by reference to Exhibit 10.30 to the Company's Current Report on Form 8-K, filed with the Commission on August 31, 2005.

10.31 Service Order, dated February 6, 2006, between Pertamina and PT. Triyudha. Incorporated herein by reference to Exhibit
                 10.31 to the Company's Current Report on Form 8-K, filed with the Commission on February 27, 2006.


10.32 Executive Employment Agreement, dated February 28, 2006, between Delta Mutual, Inc. and Peter F. Russo. Incorporated herein by reference to Exhibit 10.32 to the Company's Current Report on Form 8-K, filed with the Commission on March 1, 2006.

10.33 Form of 8% Term Notes issued April 5, 2005 by Delta Mutual, Inc., in the aggregate principal amount of $210,655, filed herewith.

10.33a Form of First Amendment, dated September 30, 2005, to Delta Mutual, Inc. 8% Term Notes issued April 5, 2005, filed herewith.

10.33b Form of Second Amendment, dated December 19, 2005, to Delta Mutual, Inc. 8% Term Notes issued April 5, 2005, filed herewith.

10.33c Form of Third Amendment, dated March 20, 2006, to Delta Mutual, Inc. 8% Term Notes issued April 5, 2005, filed herewith.

14.              Delta Mutual, Inc. Code of Conduct and Business Ethics.
                 Incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 14, 2005.

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

32.2             Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Aggregate fees for the last two years:

                                  2005             2004
                                  ----             ----

                                 $ 99,000          $75,116


(2) Audit related fees:           2005             2004
                                  ----             ----

                                $ 91,500          $72,704


(3) Tax fees:
                                  2005             2004
                                  ----             ----

                                $  7,500          $ 5,000


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

Dated: April 3, 2006


By:/s/ Peter F. Russo
   ------------------------------
Peter F. Russo
President, Chief Executive Officer and Director

By:/s/ Martin G. Chilek
   ------------------------------
Martin G. Chilek
Senior Vice President and Chief Financial Officer
Principal Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                    TITLE                      DATE
-----------------           -----------------           ---------------

/s/ Peter F. Russo
---------------------
Peter F. Russo                 President                 April 3, 2006
                               and Director

                DELTA MUTUAL, INC. AND CONSOLIDATED SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE

Report of Independent Registered Public Accounting Firm                     F-1


Financial Statements:

    Consolidated Balance Sheet as of December 31, 2005                      F-2


    Consolidated Statements of Operations for the years ended
      December 31, 2005 and 2004                                            F-3


    Consolidated Statements of Stockholders' Deficiency as of
      December 31, 2005 and 2004                                            F-4


    Consolidated Statements of Cash Flows for the years ended
      December 31, 2005 and 2004                                            F-6


    Notes to Consolidated Financial Statements                              F-8

                {LETTERHEAD OF WIENER, GOODMAN & COMPANY, P.C.)


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Delta Mutual Inc.


We have audited the accompanying consolidated balance sheet of Delta Mutual, Inc. and subsidiaries ("Delta" or the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders deficiency and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Mutual, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since a change in control, new Company management has embarked upon a new mission and strategic direction intending to establish a series of subsidiaries and joint ventures, primarily for the establishment of business operations focusing upon providing technologies and services in the environmental remediation industry and utilizing certain construction technologies to participate in selected housing development projects. As more fully explained in Note 1 to the financial statements, the Company has a deficiency in net assets at December 31, 2005, incurred losses from operations since inception and needs to obtain additional financing to meet its obligations on a timely basis and to fulfill its proposed activities and ultimately achieve a level of sales adequate to support its cost structure.

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

/s/ WIENER, GOODMAN & COMPANY, P.C.
-----------------------------------
WIENER, GOODMAN & COMPANY, P.C.

Eatontown, New Jersey
March 29, 2006

                       DELTA MUTUAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                            ASSETS

                                                                    December 31,
                                                                        2005
                                                                    -----------

Current Assets:
   Cash                                                             $    67,042
   Accounts receivable                                                   20,000
   Prepaid expenses                                                     204,849
                                                                    -----------

   Total Current Assets                                                 291,891

 Property and equipment - net                                           436,199

 Intangible assets                                                      140,617
 Other assets                                                             1,401
                                                                    -----------

  TOTAL ASSETS

                                                                    $   870,108
                                                                    ===========


                LIABILITIES AND STOCKHOLDERS'
                          DEFICIENCY

Current Liabilities:
    Accounts payable                                                $   327,822
    Accrued expenses                                                    670,424
    Accretion of convertible debt                                       547,516
    Loan from stockholder                                                23,910
    Notes payable                                                       210,655
                                                                    -----------

    Total Current Liabilities                                         1,780,327

 Long Term Liabilities:
    Accretion of convertible debt                                        18,041
                                                                    -----------

 TOTAL LIABILITIES                                                    1,798,368
                                                                    -----------

 Minority interest in consolidated subsidiaries                         257,400
                                                                    -----------

 Commitments and contingencies                                             --

Stockholders' Deficiency:
    Common stock $0.0001 par value - authorized
     100,000,000 shares; 35,321,598
      outstanding                                                         3,532
    Additional paid-in capital                                        5,441,047

    Accumulated deficit                                              (6,320,239)
    Subscription receivable                                             (10,000)
    Deferred stock-based compensation                                  (300,000)
                                                                    -----------
        Total Stockholders' Deficiency                               (1,185,660)
                                                                    -----------

   TOTAL LIABILITIES AND

   STOCKHOLDERS' DEFICIENCY                                         $   870,108
                                                                    ===========


See Notes to Consolidated Financial Statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended December 31,
                                                 ------------------------------
                                                     2005              2004
                                                 ------------      ------------

Revenue                                          $     20,000      $         --
                                                 ------------      ------------

 Costs and Expenses
   Costs of sales
                                                        6,000                --

   General and administrative
    Expenses                                        1,847,561         1,848,078
   Impairment of long term asset                      170,000                --
                                                 ------------      ------------
                                                    2,023,561         1,848,078
                                                 ------------      ------------
Loss from operations                               (2,003,561)       (1,848,078)

Accretion of interest expense -
   convertible debt                                  (423,357)         (142,200)

Writedown/loss from joint ventures                         --           (33,799)

Interest expense                                     (130,292)          (27,966)
                                                 ------------      ------------

Loss before minority interest                      (2,552,710)       (2,052,043)

Minority interest share of (income)
  loss of consolidated subsidiaries                   (23,230)          101,644

Benefit from income taxes                                  --                --
                                                 ------------      ------------

Net loss                                         $ (2,580,440)     $ (1,950,399)
                                                 ============      ============

 Loss per common share-
   basic and diluted                             $      (0.10)     $      (0.14)
                                                 ============      ============

 Weighted average number of
   common shares outstanding-
   basic and diluted                               25,128,690        14,250,963
                                                 ============      ============

See Notes to Consolidated Financial Statements

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                Number of                                                  Deferred Stock
                                                 Common      Common   Paid In    Accumulated   Subscription    Based
                                                 Shares      Stock    Capital      Deficit      Receivable   Compensation  Total
                                                 ------      -----    -------      -------      ----------   ------------  -----
Beginning Balance January 1, 2004               9,361,688  $    936  $ 1,231,574  $(1,789,400)  $    --   $    --   $  (556,890)

Issuance of common stock for settlement
agreement (valued at $0.17 per share)             412,000        41       69,999           --        --        --        70,040

Issuance of common stock for
services (valued at $0.05 - $0.30 per share)    3,840,000       384      457,791           --        --        --       458,175

Sale of common stock                            2,544,055       254      275,996           --        --        --       276,250

Issuance of common stock for repayment
and conversion for debt and interest expense
(valued at $0.05 - $0.137 per share)            2,636,328       264      246,178           --        --        --       246,442

Issuance of common stock awards from the
Company's 2001 stock option plan
(valued at $0.078 - $0.18 per share)              339,500        34       51,966           --        --        --        52,000

Beneficial conversion feature of
convertible debt                                       --        --      891,400           --        --        --       891,400


Net (loss)                                             --        --           --   (1,950,399)       --        --    (1,950,399)
                                              -----------  --------   -----------  -----------   ------    ------    ----------

Balance at December 31, 2004                   19,133,571     1,913    3,224,904   (3,739,799)       --        --      (512,982)

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                                        Deferred Stock
                                           Number of    Common    Paid in    Accumulated  Subscription       Based
                                         Common Shares  Stock     Capital      Deficit     Receivable    Compensation      Total
                                         ------------- -------- -----------  -----------  ------------  --------------  -----------
Beginning Balance January 1,
2005                                        19,133,571    1,913   3,224,904   (3,739,799)           --              --     (512,982)

Issuance of common stock for
conversion of debt                           4,650,000      465        (465)          --            --              --           --

Issuance of common stock for interest
(valued at $0.05  per share)                   230,852       24      11,518           --            --              --       11,542

Issuance of common stock for
services (valued at $0.27 -
$0.66 per share)                               902,895       90     411,995           --            --              --      412,085

Issuance of common stock for
intellectual property (valued at $0.43
per share)                                     216,279       22      92,978           --            --              --       93,000

Sale of common stock                         9,075,001      907   1,138,928           --            --              --    1,139,835

Issuance of common stock upon exercise
of common stock warrants
(valued at $0.10 per share)                    500,000       50      49,950           --       (10,000)             --       40,000

Issuance of common stock awards from the
Company's 2001 stock option
plan
(valued at $0.10 per share)                    613,000       61      61,239           --            --              --       61,300

Deferred compensation expense                       --       --     450,000           --            --        (300,000)     150,000

Net (loss)                                          --       --          --   (2,580,440)           --              --   (2,580,440)
                                         ------------- -------- -----------  -----------  ------------  --------------  -----------

Balance at December 31, 2005                35,321,598 $  3,532 $ 5,441,047  $(6,320,239) $    (10,000) $     (300,000) $(1,185,660)
                                         ============= ======== ===========  ===========  ============  ==============  ===========

                              DELTA MUTUAL INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years Ended December 31,
                                                    ---------------------------
                                                       2005            2004
                                                    -----------     -----------
Cash flows from operating
 activities:

 Net loss                                           $(2,580,440)    $(1,950,399)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                           9,406           2,137
  Bad debt                                                   --          47,521
  Non-cash employee compensation                         61,300          52,000
  Non-cash compensation and interest                    423,627         528,215
  Accretion of convertible debt                         423,357         142,200
  Writedown/loss from joint ventures                         --          33,799
  Compensatory element of option Issuance               150,000              --
  Impairment of long term asset                         170,000              --
  Minority interest in income (losses)
   of consolidated subsidiaries                          23,230        (101,644)
  Changes in operating assets
   and liabilities                                      218,371        (106,253)
                                                    -----------     -----------
Net cash used in operating activities                (1,101,149)     (1,352,424)
                                                    -----------     -----------

Cash flows from investing activities:
  Acquisition of intellectual
   property rights                                      (50,000)             --
  Purchase of fixed assets                             (360,999)         (3,793)
                                                    -----------     -----------
Net cash used in
  investing activities                                 (410,999)         (3,793)
                                                    -----------     -----------

Cash flows from financing activities:
  Proceeds from sale of common stock                  1,139,835         276,250
  Proceeds from exercise of warrants                     40,000              --
  Proceeds from loans                                   282,385              --
  Repayment of loan                                     (47,820)             --
  Repayment for former officer
   and stockholder                                           --         (56,364)
  Repayment to related parties                               --         (10,000)
  Proceeds from convertible debt                             --         961,400
  Payments to minority interests                        (96,504)             --
  Proceeds from minority interest                       147,514         284,654
                                                    -----------     -----------

 Net cash provided by
   financing activities                               1,465,410       1,455,940
                                                    -----------     -----------

 Net increase (decrease) in cash                        (46,738)         99,723
 Cash - Beginning of period                             113,780          14,057
                                                    -----------     -----------
 Cash - End of period                               $    67,042     $   113,780
                                                    ===========     ===========

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                          Years Ended Dec 31,
                                                       -------------------------
                                                         2005           2004
                                                       ---------      ---------
 Supplementary information:
   Cash paid during year for:
     Interest                                          $  10,445      $  12,328
                                                       =========      =========
     Income taxes                                      $      --      $      --
                                                       =========      =========

Changes in operating assets and
  liabilities consists of:

 (Increase) in accounts receivable                       (20,000)            --
 (Increase) in loans receivable                               --        (51,221)
 (Increase) decrease  in prepaid expenses               (204,809)         3,922
 Decrease  in deposits                                    74,000       (119,500)
 (Increase)  in other assets                                  --       (173,584)
  Increase in accounts payable
     and accrued expenses                                369,180        234,130
                                                       ---------      ---------
                                                       $ 218,371      $(106,253)
                                                       =========      =========

Non-cash financing activities:

Issuance of common stock for debt                      $ 232,500      $  46,442
                                                       =========      =========

Issuance of common stock for intellectual
 property rights                                       $  93,000      $      --
                                                       =========      =========


 See Notes to Consolidated Financial Statements

                                                            DELTA MUTUAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Delta Mutual, Inc. and subsidiaries ("Delta" or the "Company") are engaged in providing environmental and construction technologies and services to certain geographic reporting segments in the Far East, the Middle East, the United States and Puerto Rico.

Basis of Presentation

The Company's financial statements for the year ended December 31, 2005 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company's business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and the marketing of a new product. There is no assurance the Company will ultimately achieve a profitable level of operations.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of sales adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its development activities and complete the proposed joint ventures. However, there is no assurance that additional capital will be obtained or that the joint ventures will be profitable. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

Far East (Indonesia)

Through its subsidiary, Delta-Envirotech, Inc., a local joint venture was established with an Indonesian joint venture partner, PT. Triyudha, to conduct oil sludge processing operations from refineries. On February 23, 2006, the joint venture partner received the executed contract dated February 6, 2006 with Pertamina, which provides payment of $100 per ton for processing approximately 3,000 metric tons of oil sludge, with a completion date of not later than April 21, 2006. The Indonesia joint venture company, PT. Triyudha-Envirotech, began operations on December 15, 2005. These operations allowed the Company to record its first revenue in December 2005.

Middle East

On January 2004, the Company's Delta-Envirotech subsidiary, entered into a strategic alliance with ZAFF International, Ltd., a technology company in Saudi Arabia, to pursue soil and water reclamation projects in Saudi Arabia and other areas in the Middle East. In November, 2004, ZAFF International, Ltd. received its operating license from the Saudi Arabia environmental authorities to employ all soil, refinery waste and waste water technologies held by Delta for environmental projects in that country. In August 2005, Delta-Envirotech reached a working agreement with SaFarCu, a private Saudi Arabia company, to provide a turn-key factory to manufacture insulating concrete wall forming (ICF) products for the building industry. In August 2005, an additional working agreement was reached with Saudi Gulf Environmental Protection Company (SEPCO), a private Saudi Arabia company, on the structure of a proposed operation to recover silver from used x-ray film.

United States

On August 26, 2005, the Company acquired, through a wholly-owned subsidiary, intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system. In addition to the patent filing, the Company engaged a technical consultant and a business development consultant to further the design and development of the Company's ICF products.

Puerto Rico

In December 2003, the Company formed a majority owned joint venture in Puerto Rico to build low income homes under the Puerto Rico Section 124 low income housing program, and secured the rights to 36 acres, that have been designated
Section 124 eligible, in the City of Aguadilla. In March 2004,the application for construction of approximately 270 homes was submitted for approval and a real estate agency was hired to sell the homes planned for construction. On June 28, 2005, the Company received notification from the property owners that the Planning Board of Puerto Rico notified them that the Brisas del Atlantico project was not approved because the 36-acre tract is located in a area zoned rural/agricultural, and that housing development is not included in the current master development plan for that area. In July 2005, the property owners submitted a formal request to the Planning Board to reconsider its June 28 decision. In September 2005, the Planning Board notified the property owners that, upon reconsideration, it reaffirmed its decision to deny the original application. Based on that action, an administrative appeal was submitted to the Tribunal de Circuito de Apelaciones (Appellate Tribunal) on October 21, 2005 to eliminate the Planning Board's objection based on the current zoning of the property. On March 2, 2006, the Company was informed that the Appellate Tribunal upheld the decision of the Planning Board. Based on the Appellate Tribunal's decision, the Company decided to write off $170,000 of design costs associated with the Brisas del Atlantico project as of December 31, 2005.

As a result of the Appellate Tribunal's determination, the property owners filed a motion requesting a review of that decision by the Supreme Court of Puerto Rico.

In December 2004, the Company formed a second joint venture, and secured the rights to a 40-acre tract to build approximately 300 homes as part of a 150-acre development located in Guayanilla for a second Section 124 project. The master plan for this entire project is currently being prepared by the project's developer.


SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of common stock. The consolidated statements also include the accounts of any Variable Interest Entities ("VIEs") where the Company is deemed to be the primary beneficiary, regardless of its ownership percentage. All significant intercompany balances and transactions with consolidated subsidiaries are eliminated in the consolidated financial statements. Where the Company's ownership interest is less than 100 percent, the minority ownership interests are reported in the consolidated balance sheets as a liability. The minority ownership interest of the Company's earnings or loss, net of tax, is classified as "Minority interest in earnings of consolidated subsidiaries" in the consolidated statements of operations.

INVESTMENTS

Long-term investments between 20% and 50% in associated companies are accounted for under the equity method and are included in other assets on the Company's balance sheet at December 31, 2005. Investments in associated companies where the Company has a controlling interest and exercises significant influence are consolidated with the Company's operations unless otherwise disclosed.

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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options and common stock purchase warrants. As of December 31, 2005, there were 9,303,200 potential common shares related to convertible debt, 8,000,000 potential common shares related to stock options and 7,580,000 potential common shares related to common stock purchase warrants issued by the Company. As of December 31, 2004 there were 13,953,200 potential common shares related to convertible debt, 6,500,000 potential common shares related to stock options and 8,080,000 potential common shares related to common stock purchase warrants issued by the Company.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104 "Revenue Recognition Financial Statements" (SAB No. 104). Revenue is recognized from the Company's environmental remediation operation as the services are performed over the life of the remediation contracts.

PREACQUISITION COSTS

The Company accounts for costs incurred prior to the date of acquisition of a parcel of real property as preacquisition costs. Preacquisition costs are capitalized if the property was acquired or the acquisition of the property is probable. Capitalized preacquisition costs in excess of recoverable amounts are charged to expense.

EVALUATION OF LONG-LIVED ASSETS

The Company reviews property and equipment and intellectual property costs for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value of the long-lived asset exceeds the undiscounted amount of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

STOCK OPTION PLAN

The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." APB No. 25 requires the use of intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net loss and net loss per share as if the fair-value-based method of accounting had been applied as required by SFAS No.123 (R), "Accounting for Stock-Based Compensation."

The Company grants stock options to employees with exercise prices at fair market value at the date of the grant. The Company can grant non-statutory options to non-employees at prices below fair market value. The Company continued to account for stock-based employee compensation under recognition and measurement principal of APB Opinion No. 25 and related interpretations through December 31, 2005. Thereafter, the Company will account for stock-based compensation under SFAS No. 123 (R). The Company will account for the compensation costs prospectively at the time of adoption.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the date of the grant of awards in 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts included below:


                                                       For the years ended
                                                          ended Dec. 31,
                                                  -----------------------------
                                                      2005              2004
                                                  -----------       -----------
Net loss-as reported                              $(2,580,440)      $(1,950,399)

Deduct: Total stock-based
        employee compensation
        expense determined
        under the fair value
        based method for all
        awards, net of taxes                          585,000           585,000
                                                  -----------       -----------
Net loss-pro forma                                $(3,165,440)      $(2,535,399)
                                                  ===========       ===========
Loss per common share
  basic and diluted -
  as reported                                     $     (0.10)      $     (0.14)

Loss per common share
  basic and diluted-
  pro forma                                       $     (0.13)      $     (0.18)


      The fair value of each option grant is estimated on the date of the grant using Black- Scholes option-pricing model with the following weighted-average assumptions used for grants made in 2005 and 2004, respectively: dividends yield of 0%, expected volatility of 165% and 116%, respectively, risk free interest rate of 5% and expected life of 5 years. During the years ended December 31, 2005 and 2004, 1,500,000 and 6,500,000 options were granted, respectively.

      The Company is also authorized to issue shares of stock to its employees from its 2001 Employee Stock Option Plan (the "2001 Plan"). The Company expenses the issuance of stock awards in accordance with SFAS No. 123. Shares issued from the 2001 Plan were expensed at the time of issuance, as the stock issued to the employees had no restrictions on sale. The Company issued stock awards of 613,000, and 339,500 shares, to five employees, from the 2001 Plan during the years ended December 31, 2005 and 2004, respectively. The shares were issued at fair market value as compensation to employees. The Company recorded compensation expense of $61,300 and $52,000 in the Company's statement of operations for the years ended December 31, 2005 and 2004, respectively. The shares issued are non-forfeitable by the recipients.

STOCK-BASED COMPENSATION

The Company issues shares of its common stock to non-employees as stock based compensation. The Company accounts for the services and interest expense using the fair market value of the consideration issued. There are no restrictions and the shares are non-forfeitable. For the years ended December 31, 2005 and 2004, the Company issued 902,895 and 3,840,000 common shares, respectively, and recorded expense of $412,085 and $458,175, respectively, in connection with the issuance of these shares. In 2004, the Company issued 412,000 common shares and recorded $70,040 in settlement expenses in connection with the termination of a license agreement.

The Company also granted 8,880,000 warrants to the various lenders to acquire the Company's common stock during the year ended December 31, 2004. The warrants are exercisable at a price per share of $0.10, which was below the fair market value at the time of the grant. The warrants may be exercised any time after issuance and expire March 31, 2006. During the years ended December 31, 2005 and 2004; 500,000 and 800,000 warrants were exercised, respectively. These shares were accounted for in accordance with EITF 00-19 and EITF 00-27. See Note 7 to Consolidated Financial Statements.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Other Comprehensive Income. The translation gains or losses were not material for the year ended December 31, 2005.

INTANGIBLES

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indications are identified.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments including cash, accounts payable, accrued expenses, and convertible debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

NEW FINANCIAL ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Correction" - a replacement of APB Opinion No. 20 and FASB statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29, "Exchange of Nonmonetary Assets". SFAS No. 153 amends APB Opinion 29 by eliminating the exception under APB No. 29 for nonmonetary assets of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flow of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company consolidated financial position or results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers, deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109- 1 did not have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company will account for the compensation costs prospectively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's results of operations.


2. PROPERTY AND EQUIPMENT

                                         December 31, 2005
                                        ------------------
      Equipment                         $          365,777
      Deposits on land                              70,700
      Leasehold improvements                         7,807
                                        ------------------
                                                   444,284
      Less accumulated
      Depreciation                                  (8,085)
                                        ------------------
                                        $          436,199
                                        ==================

      Depreciation expense for the years ended December 31, 2005 and 2004, amounted to $4,189 and $2,137, respectively.


3. INTANGIBLE ASSETS

Intellectual property costs are intellectual property included in a patent application. If the patent is not issued, the Company will write-off the unamortized amounts immediately. Other intangibles are being amortized over 10 years. Amortization expense was $5,217, and $0, for the years ended December 31, 2005 and 2004, respectively. Other intangible assets consist of the following:

                                                December 31, 2005

                                        Gross Carrying        Accumulated
                                            Amount            Amortization
                                        ---------------      --------------
      Intellectual property costs       $       143,000      $        2,383
      Organization Costs                          2,834               2,834
                                        ---------------      --------------
                                        $       145,834      $        5,217
                                        ===============      ==============

      Estimated amortization expense for intangible assets for the next five years is as follows:

                                          Estimated
                                         Year Ending          Amortization
                                         December 31,           Expense
                                        --------------       -------------
                                             2006            $      14,300
                                             2007                   14,300
                                             2008                   14,300
                                             2009                   14,300
                                             2010                   14,300

4. IMPAIRMENT LOSS

      During the year ended December 31, 2005, the Company wrote off $170,000 of preacquisition costs related to the design work for the Puerto Rico low income housing project known as "Brisas del Atlantico."

5. INVESTMENT IN JOINT VENTURES

a) In December 2003, the Company formed a joint venture project to develop government sponsored, Section 124, low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and the 75% majority owner of a limited partnership, Delta Development Partners, LP, that holds the 85% majority share of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The operations of the joint venture have been consolidated with the Company for the years ended December 31, 2005 and 2004, respectively.

      During the year ended December 31, 2004, Neil Berman, a stockholder of the Company, purchased a 25% interest in Delta Development Partners, LP for $148,000.

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

      During the period October 6, 2004 through December 31, 2004, Ebony Finance, Ltd. and T&T Asset Management, stockholders of the Company, purchased a 4% interest from the existing partners in Delta Development Partners II, LP for $40,000.


b) On January 14, 2004, the Company entered into a joint venture agreement forming Delta-Envirotech, Inc. for the purpose of providing environmental technologies and services to markets in the Middle East. The joint venture company is based in Virginia and focuses on participating in foreign government sponsored pollution remediation projects. Upon formation, David Razmara was named President and became an employee of Delta-Envirotech.

      On January 22, 2004, the Company announced the conclusion of a strategic alliance agreement Between Delta-Envirotech, Inc. and ZAFF International, Ltd., an advanced technology company located in Saudi Arabia. The strategic alliance states that the two companies will jointly pursue projects related to soil and water reclamation projects in the Middle East.

      On July 14, 2004, the Company and Hi-Tech, pursuant to an agreement to purchase stock dated January 14, 2004, each sold 75 shares of the joint venture to a third party, representing a ten percent (10%) interest for $2. The Company and Hi-Tech each own forty-five percent (45%) of the joint venture.

      The operations of the joint venture have been consolidated with the Company for the years ended December 31, 2005 and 2004. Delta-Envirotech, Inc. meets the definition of a Variable Interest Entity as defined in Financial Accounting Standards Board Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" requiring the primary beneficiaries of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs the majority of the expected losses of the entity or receives a majority of the entity's expected residual return, or both, as a result of ownership, contractual or other financial interest in the entity.

c) On May 1, 2003, the Company entered into a joint venture in Romania, forming a new Company, Delta TP Mediu, SRL. The joint venture, of which the Company owns 10%, was organized to primarily pursue the sourcing, treatment and processing of hydrocarbon based and other industrial residuals and, where possible, to create alternative fuels and raw materials for industrial use, primarily in Romania. The Company invested $33,800 in the joint venture, consisting of $18,800 in cash and issuance of 100,000 shares of the Company's common stock valued at $15,000. The Company made a strategic decision to minimize its activities in Eastern Europe and the investment has been written down to $1 and a charge taken against operations during the year ended December 31, 2004.

d) Minority interests primarily consist of ownership interest in Delta-Envirotech, Inc.; Delta Development Partners, L.P.; Delta Development Partners II, L.P.; PT Triyudha - Envirotech; Delta Developers Corp. and Delta Developers Guayanilla Corp. The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the years ended December 31, 2005 and 2004. There are excess losses not absorbed by the minority interests due to limitations of their capital contributions. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's balance sheet represents the minority interests as of December 31, 2005 and 2004.

      The following represents a schedule of minority interests as of December 31, 2005

                                                     2005
                                                  -----------
      Delta Development Partners L.P.             $   137,541
      Delta Development Partners II, L.P.              39,857
      Delta Developers Guayanilla, Corp.                   --
      Delta-Envirotech, Inc.                               --
      PT Triyudha - Envirotech                         80,002
      Delta Developers Corp.                               --
                                                  -----------
                                                  $   257,400
                                                  ===========

6. NOTES PAYABLE

      On April 5, 2005, the Company issued 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. The maturity dates of these notes, pursuant to note modification agreements, have been extended until June 2006. Interest expense for the year ended December 31, 2005 amounted to $12,466. As of December 31, 2005 accrued interest of $4,155 is included in accrued interest expense on the Company's consolidated balance sheet.

7. CONVERTIBLE DEBT

      During the year ended December 31, 2004, the Company issued convertible notes in the principal amounts of $961,400. The convertible notes bear interest at rates from 4% to 6% and mature at various dates between May 12, 2006 and January 16, 2007. Theses notes are convertible into common stock at a conversion price of $0.05 to $0.125 per share. A portion of these convertible notes, in the principal amount of $440,000, have an initial conversion price of $0.05 per share subject to adjustment if the Company issues common stock at a price below $0.05 per share. On September 16, 2004, the Company's board of directors resolved to prohibit the issuance of shares of common stock at a price below $0.05 per share for as long as any of the $440,000 convertible notes are outstanding.

      In connection with the issuance of the $440,000 convertible notes, the Company issued 8,880,000 common stock purchase warrants at an exercise price of $0.10 per share. The warrants expire March 31, 2006.

      The Company accounted for the warrants and the convertible debt with detachable warrants in accordance with Emerging Issues Task Force 00-27 and 00-19 and SFAS No. 33. The Company performed calculations allocating the proceeds of convertible debt with detachable warrants to each respective security at their fair values. The Company used the conversion value of the convertible debt and calculated fair value of the warrants using the Black-Scholes valuation model for its estimate of fair value. The Company compared the allocated proceeds of the convertible debt to the difference between its conversion value and face amount. The calculated fair value of the convertible debt of $722,855 was recorded as the value of the Beneficial Conversion Feature and accordingly credited to Additional Paid-in Capital. The value of the warrants of $235,545 was recorded as a reduction of the convertible debt. The convertible debt was recorded at zero. The convertible debt will be accreted to its current face value of $658,900, after 2004 and 2005 conversions, under the interest method per APB No. 21 until it is either converted or matures. As of December 31, 2005, the accretion amounted to $565,557, of which $547,516 is current.

      During the year ended December 31, 2005 and 2004, the note holders converted $232,500 and $70,000 into 4,650,000 and 1,400,000 shares of common stock, respectively. At December 31, 2005, the Company's outstanding convertible notes were convertible into 9,303,200 shares of common stock.

      The following table shows the maturities by year of total face amount of the long-term convertible debt obligations at December 31, 2005:


                                                    2006             $   621,400
                                                    2007                  37,500
                                                                     -----------

                                                                        $658,900
                                                                     ===========

      For the year ended December 31, 2005 and 2004, the Company recorded interest expense of $130,292 and $27,966, respectively. As of December 31, 2005, accrued interest of $47,767 is included in accrued expenses on the Company's consolidated balance sheet.


8. ACCRUED EXPENSES

      Accrued expenses consist of the following:


                                           December 31, 2005
                                           -----------------
      Professional fees                    $          94,498
      Interest expense                                47,767
      Payroll expense                                236,820
      Payroll expense - officers                     205,698
      Payroll tax expense                             26,841
      Office                                          28,800
      Marketing                                       30,000
                                           -----------------
                                           $         670,424

9. LOANS FROM RELATED PARTIES

      a) On January 7, 2003, the Company borrowed $15,000 from Michael Pisani ("Pisani"), a stockholder of the Company. Pisani received 50,000 shares of the Company's common stock which represented the payment of interest accruing on the unpaid principal balance through January 27, 2003, the maturity date. The Company recorded interest expense of $15,000, the fair market value at the date of issuance, in 2003 for the issuance of the shares.

      The Company did not pay the outstanding balance on the maturity date and was required to pay monthly interest of one (1%) percent to Pisani. On April 7, 2003, the Company repaid Pisani $5,000 against the outstanding balance. In May 2003, the note was amended. Subsequently, a dispute arose between the parties about the validity of the amendment. In March 2004, the Company repaid the principal and interest due under the terms of the amended note. For the years ended December 31, 2005 and 2004, the Company recorded interest expense of $-0- and $1,599, respectively.

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

      c) On December 30, 2003, the Company borrowed $50,000 from Edward Tuccio ("Tuccio"), a stockholder of the Company. The note was due December 29, 2004, with interest at 6% per annum. On February 11, 2004, the Company issued Tuccio 400,000 common shares of common stock (valued at fair market value) which represented the full payment of this loan plus interest amounting to $168 for the year ended December 31, 2004.

      d) On December 11, 2003, the Company borrowed $50,000 from Neil Jones ("Jones"), a stockholder of the Company. The note was due December 16, 2004 with interest at 6% per annum. On January 24, 2004, the Company issued Jones 400,000 shares of common stock (valued at fair market value) which represented the full payment of this loan plus interest. The Company recorded interest expense of $112 for the year ended December 31, 2004.

      e) On March 22, 2005, the Company borrowed $71,731 from Neil Berman. The loan bears interest at 6% per annum with the principal and interest due in three equal installments on June 21, September 19, and December 20, 2005. On May 6, 2005, the Company paid the first installment consisting of $23,910 principal and $1,105 interest. On September 19, 2005, the Company paid the second installment consisting of $23,910 principal and $1,029 interest. The note was amended on December 16, 2005 to extend the final installment payment until February 20, 2006. On February 3, 2006, the Company made the final payment consisting of $23,910 of principal and $1,563 of accrued interest. Interest expense for the year ended December 31, 2005 amounted to $3,349. As of December 31, 2005, accrued interest of $1,215 is included in accrued expenses on the Company's balance sheet.

10. STOCKHOLDERS DEFICIENCY

During the years ended December 31, 2005 and 2004, the Company issued shares of common stock for services or repayment of debt valued at fair market value of the consideration issued at the time of issuance.

a) For the year ended December 31, 2005, the Company issued 4,650,000 shares of common stock upon the conversion of convertible notes in the principal amount of $232,500 and issued 230,852 shares of common stock for payment of accrued interest of $11,545, valued at $0.05 per share. For the year ended December 31, 2004, the Company issued 1,229,500 shares of common stock for repayment of debt in the principal amount of $176,100, valued at $0.078 - $0.25 per share; issued 1,400,000 shares of common stock upon the conversion of convertible notes in the principal amount of $70,000; and issued 6,828 shares of common stock for payment of accrued interest in the amount of $342, valued at $0.05 per share.

b) For the year ended December 31, 2005, the Company issued 902,895 shares of common stock for services valued at $412,085 at a price per share of $0.27
      - $0.66. For the year ended December 31, 2004 the Company issued 3,840,000 shares of common stock for services valued at $485,175, at a price per share of $0.05 - $0.30.

c) For the year ended December 31, 2005, the Company issued 216,279 shares of common stock for the acquisition of intellectual property rights, valued at $93,000 or $0.43 per share.

d) For the year ended December 31, 2005, the Company sold 7,645,001 shares of common stock and issued 1,430,000 shares of common stock as associated commissions for net proceeds of $1,139,835. For the year ended December 31, 2004, the Company sold 1,744,055 shares of common stock for $196,250, valued at $0.125 per share.

e) For the year ended December 31, 2005, the Company issued 500,000 shares of common stock upon the exercise of the Company's common stock purchase warrants for $50,000, of which $10,000 is included in subscription receivable. For the year ended December 31, 2004, the Company issued 800,000 shares of common stock upon the exercise of the Company's common stock purchase warrants for $80,000, valued at $0.10 per share.

f) For the year ended December 31, 2005, the Company issued, to five employees, 613,000 shares of common stock, in the aggregate, from the Company's 2001 Employee Stock Option Plan (the "Plan"), for $61, 300, valued at $0.10 per share. For the year ended December 31, 2004, the Company issued, to five employees, 339,500 shares of common stock from the Plan for $52,000, valued at $0.078 - $0.18 per share.

g) For the year ended December 31, 2004, the Company issued 412,000 shares of common stock in settlement of a licensing agreement for $70,040, valued at $0.17 per share.

11. LEGAL PROCEEDINGS

      On February 8, 2006, the Company settled the suit in the United States District Court for the Southern District of New York against the Company, its transfer agent and other individual parties, filed in July 2005 by Charter Capital Resources, Inc. and Beryl Zyskind, seeking damages of $200,000 and other relief for failure of the defendants to transfer certain shares of stock owned by plaintiffs. As part of the settlement agreement, the Company issued the plaintiffs 225,000 shares of common stock, valued at $42,750, and included the settlement expense in the Company's statement of operations for the year ended December 31, 2005.

      On February 27, 2006, the Company was served with a citation corporate filed in the District Court in Harris County, Texas, by Equisource Ventures. The complaint lists as defendants the Company and Burrows Consulting Group, Inc. (a Texas corporation). The suit alleges breach of contract, misrepresentation and unjust enrichment, and the plaintiff seeks damages for unpaid consulting retainer fees and fees in the aggregate of $130,000, as well as exemplary damages, costs and attorneys' fees. The Company denies any wrong doing and will contest vigorously the claims asserted against it. The Company has filed a motion to dismiss the complaint based on lack of jurisdiction. The Company believes that this matter will have no material effect upon the Company or its operations.

12. BUSINESS SEGMENT INFORMATION

      The Company operates in four reportable segments. The segments are geographic and include the Far East (Indonesia), the Middle East, North America (United States) and Puerto Rico. The primary criteria by which financial performance is evaluated and resources allocated are revenues and operating income. The following is a summary of key financial data:

                                                         2005           2004
                                                    ----------------------------
Total Revenues:

            North America                           $       --             --
            Indonesia                                     20,000           --
            Middle East                                     --             --
            Puerto Rico                                     --             --
                                                    ------------   ------------
                                                    $     20,000           --
                                                    ============   ============
 Loss from Operations:

            North America                           $ (1,579,446)  $ (1,572,583)
            Indonesia                                   (123,998)          --
            Middle East                                  (27,500)       (52,191)
            Puerto Rico                                 (272,617)      (223,304)
                                                    ------------   ------------
                                                    $ (2,003,561)  $ (1,848,078)
                                                    ============   ============
 Identifiable Assets:

            North America                           $  1,982,608
            Indonesia                                    378,002
            Middle East                                     --
            Puerto Rico                                  750,921
            Less intergeographic eliminations         (2,241,423)
                                                    ------------
                                                    $    870,108
                                                    ============
 Capital  Expenditures:

            North America                           $      1,500
            Indonesia                                    359,499
            Middle East                                     --
            Puerto Rico                                     --
                                                    ------------
                                                    $    360,999
                                                    ============

 Depreciation and Amortization:

            North America                           $      7,908   $      2,137
            Indonesia                                      1,498           --
            Middle East                                     --             --
            Puerto Rico                                     --             --
                                                    ------------   ------------
                                                    $      9,406   $      2,137
                                                    ============   ============

13. INCOME TAXES

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

      During the year ended December 31, 2005, the Company recorded a deferred tax asset associated with its net operating loss ("NOL") carryforwards of approximately $6,320,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future. The Company's NOL carryforward expires beginning in 2010 through 2017.

      There is no provision for income taxes for the years ended December 31, 2005 and 2004 as there was no taxable income in either year.

      The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

                              December 31, 2005                 December 31, 2004
                      --------------------------------  -------------------------------
                        Temporary            Tax          Temporary           Tax
                        Difference          Effect        Difference         Effect
                      --------------    --------------  --------------   --------------

Gross deferred
tax asset             $    6,320,000   $    2,148,800   $    3,740,000   $    1,272,000
 resulting from
 net operating
 loss carryforward
 Valuation allowance  $   (6,320,000)  $   (2,148,800)      (3,740,000)      (1,272,000)
                      --------------   --------------   --------------   --------------

Net deferred income
tax asset
                      $         --     $         --     $        --      $         --
                      ==============   ==============   ==============   ==============


      The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                          For the Year Ended
                                             December 31,
                                         ---------------------
                                           2005         2004
                                         --------     --------
        Federal income tax rate                34%          34%
        Valuation allowance on net
        operating loss carryforward           (34)%        (34)%
            Effective income tax rate           0%           0%
                                         ========     ========


14. STOCK OPTION PLANS

      In December 2001, the Company's stockholders approved a stock option plan entitled the 2001 Employee Stock Option Plan (the "2001 Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance. In August 2004, the Company's stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of December 31, 2005, all shares under the 2001 Plan had been issued, and 2,000,000 shares of common stock remained available for issuance under the 2004 Plan.

      The 1,500,000 options granted in 2005 were to a non-employee. The fair value of the option grant was $450,000, of which $150,000 was expensed during the year ended December 31, 2005. Deferred stock-based compensation expense of $300,000 associated with the non-vested options issued in 2005 is reported within stockholders' deficiency in the Company's consolidated balance sheet.

      A summary of the status of the Company's options and stock awards under the Plans as of December 31, 2005 and 2004, and changes during the years then ended, is presented below:

                                          2005                               2004
                             -------------------------------   -------------------------------
                               Weighted-        Weighted-        Weighted-        Weighted-
                                Average          Average          Average          Average
                                Exercise         Exercise         Exercise         Exercise
                              Shares Price     Shares Price     Shares Price     Shares Price
                             --------------   --------------   --------------   --------------

Options out-
  standing, begin-
  ning of year                    6,500,000   $         0.25             --     $         --
Options granted                   1,500,000   $         0.25        6,500,000   $         0.25
Options exercised                      --     $         --               --     $         --
  Stock awards granted              613,000   $         0.10          339,500   $        0.153
  Stock awards issued              (613,000)  $        (0.10)        (339,500)  $       (0.153)
  Options cancelled/expired            --     $         --               --               --
                             --------------   --------------   --------------   --------------
Options out-
   standing, end
   of year                        8,000,000   $         0.25        6,500,000   $         0.25
                             ==============   ==============   ==============   ==============
Options price
   range at end
   of year                   $         0.25                    $         0.25
Options price
   range for
   exercised
   shares                              --                                --
Options available
   for grant at end
   of year                        2,000,000                         3,500,000
                             ==============   ==============   ==============   ==============
Weighted-
   average fair
   value of options
   granted during the
   year                      $         0.25                    $         0.25

      The following table summarizes information about fixed price stock options outstanding December 31, 2005.


                            Weighted-
            Number Out-      Average     Weighted-      Number      Weighted-
Range of    standing at     Remaining     Average    Exercisable    Average
Exercise    December 31,   Contractual    Exercise   December 31,   Exercise
 Prices         2005           Life        Price         2005         Price
--------    ------------   -----------   ---------   -----------    ---------

$0.25       8,000,000      3             $0.25       3,700,000      $0.25


      A summary of the status of the Company's Stock Purchase Warrants as of December 31, 2005, and changes during the year is then presented below:

                                         2005                               2004
                           ---------------------------------     --------------------------
                                                Weighted-                        Weighted-
                                                 Average                         Average
                                                Exercise                         Exercise
                               Shares             Price             Shares         Price
                           --------------    ---------------     -----------    -----------

  Warrants out-
   standing, beginning of
   year                       8,080,000      $          0.10           --       $      --
  Warrants granted                  --       $          --        8,880,000     $      0.10
  Warrants exercised           (500,000)     $          0.10       (800,000)    $      0.10
  Warrants cancelled/
   expired                          --       $          --             --       $      --
                           ------------      ---------------     -----------    -----------


      The following table summarizes information about fixed price warrants outstanding at December 31, 2005.


                            Weighted-
            Number Out-      Average     Weighted-      Number      Weighted-
Range of    standing at     Remaining     Average    Exercisable    Average
Exercise    December 31,   Contractual    Exercise   December 31,   Exercise
 Prices         2005           Life        Price         2005         Price
--------    ------------   -----------   ---------   -----------    ---------

$0.25       8,000,000      3             $0.25       3,700,000      $0.25


                            Weighted-
            Number Out-      Average     Weighted-      Number      Weighted-
Range of    standing at     Remaining     Average    Exercisable    Average
Exercise    December 31,   Contractual    Exercise   December 31,   Exercise
 Prices         2005           Life        Price         2005         Price
--------    ------------   -----------   ---------   -----------    ---------

$0.10       7,580,000      1             $0.10       7,580,000      $0.10

15. COMMITMENTS AND CONTINGENCIES

a.    Executive Employment Agreements

      The Company has employment agreements with its three officers.


      On February 28, 2006, the Company entered into a new employment agreement with Mr. Russo effective March 11, 2006, for a term of three years. The minimum salary to be paid to Mr. Russo is $6,500 per month. The agreement contains provisions for discharge for "cause", including disability, in which cases no further compensation or benefits would be payable under the agreement. If a termination is other than for death or "cause", the base salary is continued for six months following the termination of employment. The agreement also contains a provision for additional compensation to Mr. Russo if his employment is terminated without "cause" due to a change in control. For the year ending December 31, 2005, the Company had accrued salary liability to Mr. Russo of $117,436 which is included in accrued expenses on the Company's balance sheet.

      On May 23, 2005, the Company entered into an executive employment agreement with Mr. Chilek, effective June 1, 2005, for an initial term of three years, and the term is automatically extended for additional one year periods if neither party gives notice prior to the end of the initial term or any current additional one year term. The minimum salary to be paid to Mr. Chilek is $6,000 per month. The agreement contains provisions for discharge for "cause", including disability, in which cases no further compensation or benefits would be payable under the agreement. If a termination is other than for death or "cause", or the Company elects not to renew the Agreement, the base salary is continued for six months following the termination of employment. The agreement also contains a provision for additional compensation to Mr. Chilek if his employment is terminated without "cause" due to change in control. For the year ended December 31, 2005, the Company had no accrued salary liability to him.

      Effective July 1, 2003, the Company entered into an employment agreement with Mr. Kindrachuk, for three years with a renewal provision at the Company's option. The minimum salary to be paid Mr. Kindrachuk is $6,000 per month. For the year ending December 31, 2005, the Company had accrued salary liability to Mr. Kindrachuk of $88,262, which is included in accrued expenses on the Company's balance sheet.

b.    License Agreement

      In April 2003, the Company entered into a License Agreement, as amended, (the "License Agreement") with Joseph Friedman and Sons International, Inc. ("Friedman") where the Company licensed certain environmental technologies to Friedman in the territory of the Former Soviet Union. The Company terminated the License Agreement in March 2004 and a dispute arose about Friedman's rights upon termination.

      Effective November 26, 2004, the Company entered into a settlement agreement and mutual general release with Friedman. Under the settlement agreement, the Company issued Friedman a $50,000 principal amount 6% convertible promissory note, due November 24, 2006, initially convertible into 1,000,000 shares of common stock; warrants to purchase an additional 1,000,000 shares of common stock and 412,000 shares of common stock in settlement of any and all claims.

      During the year ended December 31, 2004, the Company recorded an expense for the common stock, valued at $70,040, issued in connection with the terminated license agreement.

c.    Financing Agreements

      On June 17, 2005, the Company entered into an investment banking agreement with T&T Vermoegensverwaltungs AG ("T&T") pursuant to which T&T agreed to use best efforts to raise up to $3,500,000 before the end of 2005 for a placement fee of 12%. The agreement was amended on August 3, 2005, to increase the placement fee to 20% if certain conditions were met, and add 1,430,000 shares of common stock to the placement fee. This agreement expired, according to its terms, on December 17, 2005. For the year ended December 31, 2005, T&T received $201,800 in placement fees plus 1,430,000 shares of restricted common stock, valued at $520,200, all of which is netted against the proceeds from the sale of common stock.

d.    Consulting Agreements

      On August 26, 2005, the Company entered into a consulting agreement with Juan B. Rodriguez Pagan ("Rodriguez") to provide certain services and assistance to the Company in developing its construction and building materials businesses. The Company agreed to pay Rodriguez 48 monthly payments of $6,000 over the four-year term of the agreement and issue him shares of common stock upon his execution of the agreement and at subsequent intervals during the term of the agreement. In addition, Rodriguez is entitled to a commission of 5% of the sales of Delta Technologies, Inc. Either party may terminate the agreement upon written notice, however, if the Company terminates the agreement, Rodriguez is entitled to all of the remaining monthly payments he would have been entitled to receive during the term of the agreement. For the year ended December 31, 2005, Rodriguez received consulting fees of $26,800 and 581,395 shares of common stock valued at $250,000.

      The consulting fees and $63,000 of the stock value are included on the Company's consolidated statement of operations. The remainder of the stock value of $187,000 is included as a prepaid expense on the Company's consolidated balance sheet.

      On August 26, 2005, Delta Technologies, Inc., a wholly-owned subsidiary of the Company ("Technologies"), entered into a consulting agreement with Richard F. Straub, Jr. ("Straub") for a period of three years, to provide ongoing technical assistance and support in the production of Technologies' insulating concrete wall forming products. Technologies agreed to pay Straub $4,400 per month over the term of the agreement. Technologies can terminate the agreement at any time, but only for cause (defined, among other things, as a breach of the agreement by Straub). In the event of termination for cause, Technologies has no further liability to Straub. For the year ended December 31, 2005, Straub received consulting fees of $13,485, which are included on the Company's consolidated statement of operations.

e.    Leases

      The Company entered in to a lease March 1, 2003 for a business office space. The lease required the Company to pay certain executory costs (such as utilities and maintenance). The lease expired on February 28, 2006. The Company entered into a new lease agreement for a period of twelve months from March 1, 2006 to February 28, 2007, with an additional twelve month renewal provision.

      In addition, the Company had a month-to-month lease on a business office in McLean, Virginia at a cost of $1,100 per month that began in November 2004 and was terminated on October 31, 2005.

      The Company also has month to month leases of business offices in Saudi Arabia and Indonesia at costs of $1,200 and $1,000 per month respectively.

      The Company entered in to a lease agreement for a period of twelve months from April 1, 2005 to March 31, 2006 in San Juan, Puerto Rico. The lease also requires the Company to pay utilities.

      Future minimum lease payments for the operating leases are as follows:

                                         Year Ending
                                         December 31,
                                    -------------------

                                    2006   $     10,050
                                    2007          1,300
                                    2008             --
                                           ------------
                                           $     11,350

      Rent expense was $47,100 and $29,300 for the years ended December 31, 2005 and 2004, respectively.

16. SUBSEQUENT EVENTS

      a) During 2006, the Company sold 2,226,667 shares of common stock and issued 54,545 shares of common stock as associated commissions, for net proceeds of $144,000.

      b) During 2006, the Company issued 1,326,819 shares of common stock for services valued at $288,541, the fair value of the consideration issued.

      c) During 2006, the Company issued 300,000 shares of common stock upon the conversion of convertible debt of $15,000.

      d) During 2006, the Company issued 580,000 shares of common stock upon the exercise of the Company's common stock purchase warrants, at an exercise price $0.10. The Company received $58,000 in gross proceeds.

      e) During 2006, the Company granted 778,000 stock options to five employees at exercise prices of $0.17 per share.