Form 10QSB
period 2006-03-31
DELTA MUTUAL INC
filed 2006-05-22
CIK 1112985

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2006.

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

At May 18, 2006, there were 40,819,132 shares of Common Stock, $.0001 par value, outstanding.

                               DELTA MUTUAL, INC.

                                      INDEX
                                                                            Page

Part I.  Financial Information                                                1

      Item 1. Financial Statements                                            1

Consolidated Balance Sheets as of March 31, 2006 (unaudited)                  2

Consolidated Statements of Operations for the Three Months
  Ended March 31, 2006 and 2005 (unaudited)                                   3

Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 2006 and 2005 (unaudited)                                 4-5

Notes to Unaudited Consolidated Financial Statements                          6

      Item 2. Management's Discussion and Analysis or Plan of Operation      18

      Item 3. Controls and Procedures                                        21

Part II. Other Information                                                   21

      Item 1. Legal Proceedings                                              21

      Item 6. Exhibits                                                       22

Signatures                                                                   22

PART I. FINANCIAL INFORMATION


      Item 1. Financial Statements

            Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

            The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                                                      March 31,
                                                                    -----------
                                                                       2006
                                                                    -----------
                                                                    (Unaudited)
Current Assets:
     Cash                                                           $    10,431
     Accounts Receivable                                                185,082
     Prepaid expenses                                                   389,790
                                                                    -----------
           Total Current Assets                                         585,303

Property and equipment - net                                            451,038
Intangible asset                                                        138,829
Other assets                                                              1,401
                                                                    -----------
          TOTAL ASSETS                                              $ 1,176,571
                                                                    ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Accounts payable                                               $   448,191
     Accrued expenses                                                   723,797
     Accretion of convertible debt                                      635,468
     Loans from stockholder                                                  --
     Notes payable                                                      210,655
                                                                    -----------
          Total Current Liabilities                                   2,018,111
                                                                    -----------

Minority interest in consolidated subsidiaries                          370,094
                                                                    -----------

Stockholders' Deficiency:
     Common stock $0.0001 par value - authorized
       100,000,000 shares;
       40,185,629 shares outstanding                                      4,019
     Additional paid-in-capital                                       5,917,287
     Accumulated deficit                                             (7,122,940)
     Subscription receivable                                            (10,000)
                                                                    -----------
          Total Stockholders' Deficiency                             (1,211,634)
                                                                    -----------
          TOTAL LIABILITIES AND
            STOCKHOLDERS'  DEFICIENCY                               $ 1,176,571
                                                                    ===========

See Notes to Unaudited Consolidated Financial Statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------

Revenue                                           $    160,722     $         --
                                                  ------------     ------------

Costs and Expenses
     Cost of sales                                      49,738               --
     General and administrative
     Expense                                           743,414          375,993
                                                  ------------     ------------
                                                       793,152          375,993
                                                  ------------     ------------

     Loss from operations                             (632,430)        (375,993)
                                                  ------------     ------------

     Accretion of
       Convertible debt                                (87,952)         (98,700)

     Interest expense                                  (11,939)         (11,584)
                                                  ------------     ------------
     Loss before minority interest                    (732,321)        (486,277

Minority interest share of (income)/loss
     of consolidated subsidiaries                      (70,379)         (48,343)

                                                  ------------     ------------
     Loss before benefit from income taxes            (802,700)        (534,620)
                                                  ------------     ------------

     Benefit from income taxes                              --               --
                                                  ------------     ------------

     Net loss                                     $   (802,700)        (534,620)
                                                  ============     ============

     Loss per common share -
        basic and diluted                         $      (0.02)    $      (0.03)
                                                  ============     ============

     Weighted average number of
        common shares outstanding-
        basic and diluted                           38,630,794       20,517,334
                                                  ============     ============


See Notes to Unaudited Consolidated Financial Statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                        -----------------------
                                                          2006          2005
                                                        ---------     ---------
Cash flows from operating activities:
     Net loss                                           $(802,700)    $(534,620)
     Adjustment to reconcile net loss to
     net cash used in operating activities:
     Depreciation                                          11,449         1,338
     Non-cash employee compensation                        61,300
     Non-cash compensation                                184,790        12,250
     Accretion  of convertible debt                        87,952        98,700
     Writedown/loss from joint ventures                        --            --
     Compensatory element of option issuance               64,145            --
     Minority interest in losses of consolidated
     subsidiaries                                          70,379        48,343
     Changes in operating assets
     and liabilities                                       91,969       160,670
                                                        ---------     ---------
Net cash used in operating activities:                   (292,016)     (152,019)
                                                        ---------     ---------

Cash flows from investing activities:

Net cash used in investing
activities                                                     --            --
                                                        ---------     ---------
Cash flows from financing activities:
     Proceeds from sale of common stock                   144,000        30,000
     Proceeds from exercise of warrants                    73,000
     Repayment of loans                                   (23,910)           --

     Payments to minority interests                                     (49,704)

     Proceeds from minority interest                       42,315            --
                                                        ---------     ---------
Net cash provided by
       financing activities                               235,405       101,731
                                                        ---------     ---------

Net decrease in cash                                      (56,611)      (99,992)
Cash - Beginning of period                                 67,042       113,780
                                                        ---------     ---------
Cash - End of period                                    $  10,431     $  13,788
                                                        =========     =========


See Notes to Unaudited Consolidated Financial Statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                            Three Months
                                                           Ended March 31,
                                                      -------------------------
                                                        2006            2005
                                                      ---------       ---------
Supplementary information:
  Cash paid during year for:
     Interest                                         $   1,564       $      --
                                                      =========       =========
     Income taxes                                     $      --       $      --
                                                      =========       =========

Changes in operating assets and liabilities
 consists of:
  (Increase) in accounts receivable                   $(165,082)             --

  (Increase) in employee advances                        (1,000)
  (Increase) decrease in prepaid expenses                65,059         (78,462)

  (Increase) Decrease in deposits                       (24,500)         84,000
  (Increase) in other assets                                 --
  Increase in accounts payable
     and accrued expenses                               216,492         156,132
                                                      ---------       ---------
                                                      $  91,969       $ 160,670
                                                      =========       =========

Non-cash financing activities:
Issuance of common stock for debt                     $  15,000       $  37,500
                                                      =========       =========
Issuance of common stock in lieu
  of payment of accrued expenses                      $  15,000       $      --
                                                      =========       =========

Issuance of common stock for services                 $ 288,542       $      --
                                                      =========       =========


See Notes to Unaudited Consolidated Financial Statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Delta Mutual, Inc. and subsidiaries ("Delta" or the "Company") are engaged in providing environmental and construction technologies and services to certain geographic reporting segments in the Far East, the Middle East, the United States and Puerto Rico.

BASIS OF PRESENTATION

The consolidated balance sheets as of March 31, 2006, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Delta Mutual, Inc. (the "Company" or "Delta") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made

The consolidated financial statements for the period ended March 31, 2006 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Far East (Indonesia)

In Indonesia the Company formed a local joint venture company to commence energy and waste recovery operations. The joint venture company, PT. Triyudha - Envirotech, began operations on December 15, 2005, pursuant to a contract with Pertamina. During the first quarter, the operation processed 1,625 metric tons of oil sludge from designated oil sludge pools under the initial 3,000 metric ton contract. The remaining 1,175 metric tons are expected to be processed before the end of the second quarter.

Middle East

In January 2004, the Company's Delta-Envirotech subsidiary, entered into a strategic alliance with ZAFF International, Ltd., a technology company in Saudi Arabia, to pursue soil and water reclamation projects in Saudi Arabia and other areas in the Middle East. In November, 2004, ZAFF International, Ltd. received its operating license from the Saudi Arabia environmental authorities to employ all soil, refinery waste and waste water technologies held by Delta for environmental projects in that country. In August 2005, Delta-Envirotech reached a working agreement to provide a turn-key factory to manufacture insulating concrete wall forming (ICF) products for the building industry. In August 2005, an additional working agreement was reached with a private Saudi Arabia company, on the structure of a proposed operation to recover silver from used x-ray film. During the first quarter of 2006, a memorandum of understanding was signed that provides for two additional ICF factories in the Middle East.

Also during the first quarter, Delta-Envirotech secured the Middle East distribution rights for an organic emulsifier used in the petroleum industry.

United States

In August 2005, the Company acquired, through a wholly-owned subsidiary, intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system. In addition to the patent filing, the Company engaged a technical consultant and a business development consultant to further the design and development of the Company's ICF products. The mould that is required to produce the new product is currently being fabricated

Puerto Rico

The plans to proceed to build low income homes under the Puerto Rico Section 124 low income housing program have been delayed as a result of the failure to date to obtain required zoning approval for the initial project for approximately 270 homes in Aguadilla. After unsuccessful administrative appeals of the original decision by the Planning Board of Puerto Rico, the property owners filed a motion requesting a review of that decision by the Supreme Court of Puerto Rico.

In December 2004, the Company formed a second joint venture, and secured the rights to a 40-acre tract to build approximately 300 homes as part of a 150-acre development located in Guayanilla for a second Section 124 project. The master plan for this entire project is currently being prepared by the project's developer. The acreage included in this master plan may be affected by a proposed zoning reclassification by the Planning Board of Puerto Rico.

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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options and common stock purchase warrants. As of March 31, 2006, there were 9,003,200 potential common shares related to convertible debt, 8,778,000 potential common shares related to stock options and no potential common shares related to common stock purchase warrants issued by the Company. As of March 31, 2005 there were 13,203,200 potential common shares related to convertible debt, 6,500,000 potential common shares related to stock options and 7,780,000 potential common shares related to common stock purchase warrants issued by the Company.

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

EVALUATION OF LONG-LIVED ASSETS

The Company reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value of the long-lived asset exceeds the undiscounted amount of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan under which stock options and stock awards are granted to employees. Effective January 1, 2006, the Company accounts for stock based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." The Company adopted SFAS 123(R) using the modified prospective method. Under modified prospective application, this SFAS applies to new awards and to awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for the portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the required effective date of this Statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the required effective date of this SFAS using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Prior to January 1, 2006, the Company accounted for stock option grants issued to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" and for periods prior to January 1, 2006, the Company made disclosure of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No.123.

                                                   For the three months
                                                      ended March 31,
                                                   --------------------
                                                           2005
                                                         ---------

Net loss-as reported                                     $(534,620)

  Deduct:  Total stock-based
           employee compensation
           expense determined
           under the fair value
           based method for all
           awards, net of taxes                            101,563
                                                         ---------
Net loss-pro forma                                       $(636,183)
                                                         =========
Loss per common share
  basic and diluted -
  as reported                                            $   (0.03)

Loss per common share
  basic and diluted-
  pro forma                                              $   (0.03)

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Other Comprehensive Income. The translation gains or losses were not material for the period ended March 31, 2006.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Correction," a replacement of APB Opinion No. 20 and FASB statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29, "Exchange of Nonmonetary Assets". SFAS No. 153 amends APB Opinion 29 by eliminating the exception under APB No. 29 for nonmonetary assets of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flow of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a materialeffect on the Company consolidated financial position or results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers, deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109- 1 had no effect on the provision for income taxes during the three months ended March 31, 2006.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $146,250 during the three months ended March 31, 2006. The adoption at SFAS 123(R) did not have a material effect on the consolidated balance sheets as of March 31, 2006 or the consolidated statements of cash flows for the three months ended March 31, 2006.

2.  PROPERTY AND EQUIPMENT

                                                                  March 31, 2006
                                                                  --------------

Equipment                                                         $      460,978
Leasehold improvements                                                     7,807
                                                                  --------------
                                                                         468,785

Less accumulated
Depreciation                                                              17,747
                                                                  --------------

                                                                  $      451,038
                                                                  ==============

      Depreciation expense fore the three months ended March 31, 2006 and 2005, amounted to $9,660 and $629, respectively.

3. INTANGIBLE ASSETS

Intellectual property costs are intellectual property included in a patent application. If the patent is not issued, the Company will write-off the unamortized amounts immediately. Other intangibles are being amortized over 10 years. Amortization expense was $ 1,787, and $-0-, for the period ended March 31, 2006 and 2005, respectively. Other intangible assets consist of the following:

                                                  March 31, 2006

                                        Gross Carrying        Accumulated
                                            Amount            Amortization
                                        ---------------      --------------
      Intellectual property costs       $       143,000      $        4,171
      Organization Costs                          2,834               2,834
                                        ---------------      --------------
                                        $       145,834      $        7,005
                                        ===============      ==============

      Estimated amortization expense for intangible assets for the next five years is as follows:

                                          Estimated
                                         Year Ending          Amortization
                                         December 31,           Expense
                                        --------------       -------------
                                             2006            $      12,513
                                             2007                   14,300
                                             2008                   14,300
                                             2009                   14,300
                                             2010                   14,300

4.    INVESTMENT IN JOINT VENTURES

a) In December 2003, the Company formed a joint venture project to develop government sponsored, Section 124, low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and the 75% majority owner of a limited partnership, Delta Development Partners, LP, that holds the 85% majority share of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The operations of the joint venture have been consolidated with the Company for the three months ended March 31, 2006 and 2005, respectively.

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

      See Note 1 to Unaudited Consolidated Financial Statements for information regarding accounting for minority interests.

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

      The operations of the joint venture have been consolidated with the Company for the three months ended March 31, 2006 and 2005 Delta-Envirotech, Inc. meets the definition of a Variable Interest Entity as defined in Financial Accounting Standards Board Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" requiring the primary beneficiaries of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs the majority of the expected losses of the entity or receives a majority of the entity's expected residual return, or both, as a result of ownership, contractual or other financial interest in the entity

      See Note 1 of Notes to Unaudited Consolidated Financial Statements for information regarding accounting for minority interests.

c) Minority interests primarily consist of ownership interest in Delta-Envirotech, Inc.; Delta Development Partners, L.P.; Delta Development Partners II, L.P.; PT Triyudha - Envirotech; Delta Developers Corp. and Delta Developers Guayanilla Corp. The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the years ended December 31, 2005 and 2004. There are excess losses not absorbed by the minority interests due to limitations of their capital contributions. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's balance sheets represents the minority interests as of March 31, 2006 and 2005.

      The following represents a schedule of minority interests as of March 31,

                                                     2006
                                                  -----------
      Delta Development Partners L.P.             $   145,200
      Delta Development Partners II, L.P.              39,845
      Delta Developers Guayanilla, Corp.                   --
      Delta-Envirotech, Inc.                               --
      PT Triyudha - Envirotech                        154,567
      Delta Developers Corp.                           30,482
                                                  -----------
                                                  $   370,094
                                                  ===========
5.    NOTES PAYABLE

      On April 5, 2005, the Company issued 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. The maturity dates of these notes, pursuant to note modification agreements, have been extended until June 2006. Interest expense for the three months ended March 31, 2006 amounted to $4,213. As of March 31, 2006, accrued interest of $8,368 is included in accrued interest expense on the Company's consolidated balance sheets.

6.    CONVERTIBLE DEBT

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

      In connection with the issuance of the $440,000 convertible notes, the Company issued 8,880,000 common stock purchase warrants at an exercise price of $0.10 per share. The warrants expired March 31, 2006.

      The Company accounted for the warrants and the convertible debt with detachable warrants in accordance with Emerging Issues Task Force 00-27 and 00-19 and SFAS No. 33. The Company performed calculations allocating the proceeds of convertible debt with detachable warrants to each respective security at their fair values. The Company used the conversion value of the convertible debt and calculated fair value of the warrants using the Black-Scholes valuation model for its estimate of fair value. The Company compared the allocated proceeds of the convertible debt to the difference between its conversion value and face amount. The calculated fair value of the convertible debt of $722,855 was recorded as the value of the Beneficial Conversion Feature and accordingly credited to Additional Paid-in Capital. The value of the warrants of $235,545 was recorded as a reduction of the convertible debt. The convertible debt was recorded at zero. The convertible debt will be accreted to its current face value of $643,900, after 2004 and 2005 conversions, under the interest method per APB No. 21 until it is either converted or matures. As of March 31, 2006, the accretion amounted to $635,468, of which $87,952 is current.

      During the year ended December 31, 2005 and 2004, the note holders converted $232,500 and $70,000 into 4,650,000 and 1,400,000 shares of common stock, respectively. During the three months ended March 31, 2006, a noteholder converted $15,000 principal amount into 300,000 shares of common stock. At March 31, 2006, the Company's outstanding convertible notes were convertible into 9,003,200 shares of common stock.

      The following table shows the maturities by year of total face amount of the long-term convertible debt obligations at March 31, 2006:

                                                    2006             $   621,400
                                                    2007                  22,500
                                                                     -----------

                                                                     $   643,900
                                                                     ===========

      For the three months ended March 31, 2006 and 2005, the Company recorded interest expense of $10,484 and $11,043, respectively. As of March 31, 2006, accrued interest of $58,061 is included in accrued expenses on the Company's consolidated balance sheets.

7.    ACCRUED EXPENSES

            Accrued expenses consist of the following:
                                                                 Ended March 31,
                                                                            2006
                                                                 ---------------
Professional fees                                                $            --
Interest expense                                                          58,062
Payroll Expense                                                          272,320
Payroll expense officers                                                 205,698
Payroll tax expense                                                       29,556
Other accrued expenses                                                   158,161
                                                                 ---------------
                                                                 $       723,797
                                                                 ===============

8.    LOANS FROM RELATED PARTIES

      On March 22, 2005, the Company borrowed $71,731 from Neil Berman with interest at 6% per annum and the principal and interest due in three equal installments on June 21, September 19, and December 20, 2005. On May 6, 2005, the Company paid the first installment consisting of $23,910 principal and $1,105 interest. On September 19, 2005, the Company paid the second installment consisting of $23,910 principal and $1,029 interest. The note was amended on December 16, 2005 to extend the final installment payment until February 20, 2006. On February 3, 2006, the Company made the final payment consisting of $23,910 of principal and $1,563 of accrued interest. Interest expense for the three months ended March 31, 2006 and 2005 amounted to $287 and $118, respectively.

9.    STOCKHOLDER'S DEFICIENCY

      The Company issues shares of common stock for services or repayment of debt valued at fair market value at time of issuance.

a) For the three months ended March 31, 2006, the Company issued 300,000 shares of common stock upon the partial conversion of a convertible note in the original principal amount of $37,500, valued at $0.05 per share. For the three months ended March 31, 2005, the Company issued 250,000 shares of common stock for repayment of debt in the principal amount of $12,500, valued at $0.05 per share; issued 2,542 shares of common stock for payment of accrued interest in the amount of $127, valued at $0.05 per share; and issued 500,000 shares of common stock upon the partial conversion of a convertible note in the original principal amount of $157,000, valued at $0.05 per share.

b) For the three months ended March 31, 2006, the Company issued 1,326,819 shares of common stock for services valued at $288,542 at a price per share of $0.21 - $0.22. For the three months ended March 31, 2005, the Company issued 50,000 shares of common stock for services valued at $20,6225, at a price per share of $0.30 - $0.43.

c) For the three months ended March 31, 2006, the Company sold 2,282,212 shares of common stock and issued 55,545 shares of common stock as associated commissions for net proceeds of $132,000, valued at $0.05 - $0.12 per share

d) For the three months ended March 31, 2006, the Company issued 730,000 shares of common stock upon the exercise of the Company's common stock purchase warrants for $73,000, valued at $0.10 per share. For the three months ended March 31, 2005, the Company issued 300,000 shares of common stock upon the exercise of the Company's common stock purchase warrants for $30,000, valued at $0.10 per share.

e) For the three months ended March 31, 2005, the Company issued, to five employees, 613,000 shares of common stock, in the aggregate, from the Company's 2001 Employee Stock Option Plan (the "Plan"), for $61,300, valued at $0.10 per share. There were no shares of common stock from the Plan issued during the three months ended March 31, 2006.

f) For the three months ended March 31, 2006, the Company issued 225,000 shares of common stock in settlement of a lawsuit for $42,750, valued at $0.19 per share, which expense was included in the Company's consolidated statements of operations for the year ended December 31, 2005.

10.   LEGAL PROCEEDINGS

      On February 27, 2006, the Company was served with a citation corporate filed in the District Court in Harris County, Texas, by Equisource Ventures. The complaint listed as defendants the Company and Burrows Consulting Group, Inc. (a Texas corporation). The suit alleged breach of contract, misrepresentation and unjust enrichment, and the plaintiff sought damages for unpaid consulting retainer fees and fees in the aggregate of $130,000, as well as exemplary damages, costs and attorneys' fees. After the Company initially filed a motion to dismiss the complaint based on lack of jurisdiction, the Court approved the plaintiff's motion to dismiss on April 19, 2006.

11.   BUSINESS SEGMENT INFORMATION

      The Company operates in four reportable segments. The segments are geographic and include the Far East (Indonesia), the Middle East, North America (United States) and Puerto Rico. The primary criteria by which financial performance is evaluated and resources allocated are revenues and operating income.

      The following is a summary of key financial data:

                                                   Three Months ended March 31
                                                      2006             2005
                                                  -----------------------------
Total Revenues:

       North America                              $         --               --
       Indonesia                                       160,722               --
       Middle East                                          --               --
       Puerto Rico                                          --               --
                                                  ------------     ------------
                                                  $    160,722               --
                                                  ============     ============
Profit (Loss) from Operations:

       North America                              $   (599,521)    $   (375,993)
       Indonesia                                       130,057               --
       Middle East                                     (84,484)              --
       Puerto Rico                                     (78,482)              --
                                                  ------------     ------------
                                                  $   (632,430)    $   (375,993)
                                                  ============     ============
 Depreciation and Amortization:

       North America                              $      1,787     $        629
       Indonesia                                         9,660               --
       Middle East                                          --               --
       Puerto Rico                                          --               --
                                                  ------------     ------------
                                                  $     11,447     $        629
                                                  ============     ============

12. SHARE BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R) "Share-Based Payment," requiring the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of its employee share-based options and awards. SFAS No. 123(R) revises SFAS No. 123 "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin ("SAB") No. 107 "Share-Baswed Payment". SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been vested. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related interpretation in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants.

On March 31, 2006, the Company had one share-based compensation plan, which is described below. In the first quarter of 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $146,250. The incremental stock-based compensation expense caused earnings before provision for income taxes and net earnings to decrease by $146,250, and basic and diluted earnings per common share to decrease by $-0- per share. In addition, in connection with the adoption of SFAS No. 123(R), net cash provided by operating activities decreased and net cash provided by financing activities increased in the first quarter of 2006 by $107,105 related to excess tax benefits from stock based payment arrangement.

Under the provisions of SFAS 123(R), the recognition of deferred compensation, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted, is not longer required. Therefore, in the first quarter of 2006, the amount that had been in "Deferred compensation" in the Consolidated Balance Sheets was reversed to zero.

Stock Option Plan

In December 2001, the Company's stockholders approved a stock option plan entitled the 2001 Employee Stock Option Plan (the "2001 Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance. In August 2004, the Company's stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of March 31, 2005, all shares under the 2001 Plan had been issued, and 1,222,000 shares of common stock remained available for issuance under the 2004 Plan.

The Company was also authorized to issue shares of stock to its employees from its 2001 Employee Stock Option Plan (the "2001 Plan"). The Company expensed the issuance of stock awards in accordance with SFAS No. 123. Shares issued from the 2001 Plan were expensed at the time of issuance, as common stock issued had no restrictions to the employees. The Company issued no stock awards to employees from the 2001 Plan during the three months ended March 31, 2006 and issued 613,000 shares to five employees during the similar period of 2005. The shares issued were at fair market value as compensation to employees. The Company recorded compensation expense of $-0- and $61,300 in the Company's consolidated statements of operations for the three months ended March 31, 2006 and 2005, respectively.

The Company issues shares of its common stock to employees and non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the three months ended March 31, 2006, the Company issued 1,406,152 common shares, and recorded expense of $250,000, of which $389,750 was included in prepaid expenses on the consolidated balance sheets at March 31, 2006, in conjunction with the issuance of these shares.

The Company did not issue any common stock warrants during the three months ended March 31, 2006 and 2005, respectively.

On March 31,2006, 6,850,000 common stock warrants issued by the Company expired according to their terms without being exercised.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: dividends yield of 0%, expected volatility of 116% and expected life of 10 years. During the quarter ended March 31, 2006, the Company issued 778,000 stock options to five employees.

A summary of option activity under the 2004 Plan as of December 31, 2005 and changes during the three months ended March 31, 2006 is presented below:

                                                                      Weighted
                                                                       Average
                                                      Weighted        Remaining      Aggregate
                                                      Average        Contractual     Intrinsic
               Options                Shares       Exercise Price       Term           Value
               -------                ------       --------------    -----------     ---------
Outstanding at January 1, 2006       8,000,000          $ 0.25           3.9         $    --

Granted                                778,000            0.17           4.9              --
Exercised                                   --              --                            --
Forfeited or expired                        --              --                            --

Outstanding at March 31, 2006        8,778,000            0.24           4.0              --

Exercisable at March 31, 2006        7,500,000            0.25           3.9              --

A summary of the status of the Company's non vested shares as of December 31, 2005 and changes during the three months ended March 31, 2006 is presented below:

                                                         Weighted-Average
                                                            Grant-Date
       Nonvested Shares                    Shares           Fair Value
       ----------------                    ------        ----------------

Nonvested at December 31, 2005           1,000,000       $        0.20
Granted                                    778,000                0.17
Vested                                    (500,000)               0.25
Forfeited                                       --
Nonvested at March 31, 2006              1,278,000                0.25

At March 31, 2006 there was $2,196,250 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $125,000 and $-0-, respectively.

A summary of the warrant activity as of December 31, 2005 and changes during the three months ended March 31, 2006 is presented below:

                                                                      Weighted
                                                                       Average
                                                      Weighted        Remaining     Aggregate
                                                       Average       Contractual    Intrinsic
             Warrants                   Shares     Exercise Price       Term          Value
             --------                   ------     --------------    -----------    ---------
Outstanding at January 1, 2006        7,580,000       $   0.10            .3        $  0.10
Granted                                      --             --            --             --

Exercised                              (730,000)          0.10            --           0.10
Forfeited or expired                  6,850,000           0.10                         0.10
Outstanding at March 31, 2006                --             --            --             --
Exercisable at March 31, 2006                --             --            --             --

A summary of the Company's non-vested warrants as of December 31, 2005 and changes during the three months ended March 31, 2006 is presented below:

                                                      Weighted-Average
                                                         Grant-Date
             Warrants                   Shares           Fair Value
             --------                   ------        ----------------

Nonvested at December 31, 2005              --        $         --
Granted                                     --                  --
Vested                                      --                  --
Forfeited                                   --                  --
Nonvested at March 31, 2006                 --                  --


13. COMMITMENTS AND CONTINGENCIES

Consulting Agreements

      On August 26, 2005, the Company entered into a consulting agreement with Juan B. Rodriguez Pagan ("Rodriguez") to provide certain services and assistance to the Company in developing its construction and building materials businesses. The Company agreed to pay Rodriguez 48 monthly payments of $6,000 over the four-year term of the agreement and issue him shares of common stock upon his execution of the agreement and at subsequent intervals during the term of the agreement. As of March 31, 2006, the Company issued Rodriguez $500,000 of its common stock. In addition, Rodriguez is entitled to a commission of 5% of the sales of Delta Technologies, Inc. Either party may terminate the agreement upon written notice, however, if the Company terminates the agreement, Rodriguez is entitled to all of the remaining monthly payments he would have been entitled to receive during the term of the agreement.

      For the three months ended March 31, 2006, consulting fees of $18,000 and $47,250 of the stock value are included in the Company's consolidated statements of operations. The remainder of the stock value of $389,750 is included as a prepaid expense on the Company's consolidated balance sheets.

      On August 26, 2005, Delta Technologies, Inc., a wholly-owned subsidiary of the Company ("Technologies"), entered into a consulting agreement with Richard F. Straub, Jr. ("Straub") for a period of three years, to provide ongoing technical assistance and support in the production of Technologies' insulating concrete wall forming products. Technologies agreed to pay Straub $4,400 per month over the term of the agreement and issue him shares of common stock at subsequent intervals during the term of the agreement. As of March 31, 2006, no shares have been issued. Technologies can terminate the agreement at any time, but only for cause (defined, among other things, as a breach of the agreement by Straub). In the event of termination for cause, Technologies has no further liability to Straub.

      For the three months ended March 31, 2006, consulting fees of $13,200 and $29,167 of the stock value have been expensed and are included in accrued expenses on the Company's consolidated balance sheets.

14.   SUBSEQUENT EVENTS

a) On April 4, 2006, the Company issued 133,333 shares of common stock to a consultant for services valued at $16,000, at a price per share of $0.12.

b) On May 1, 2006, the Company issued 450,000 shares of common stock upon the conversion of a convertible note in the remaining principal amount of $22,500, valued at $0.05 per share and issued 50,170 shares of common stock for payment of accrued interest of $2,508, valued at $0.05 per share.

c) On May 3, 2006, the Company issued a convertible promissory note to a shareholder in the principal amount of $16,000. The note bears interest at 6% per annum. The principal amount and all accrued interest are due November 3, 2007 and may be repaid, including the accrued interest, by issuing the noteholder 290,667 shares of common stock.

c) On May 17, 2006, the Company issued a 6% promissory note to a shareholder in the principal amount of $30,000 for net proceeds of $27,000 after paying an associated commission. The note bears interest of 6% per annum and the principal and accrued interest are due May 17, 2008.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2006, we had revenue of $161,000 but incurred a net loss of $802,700 because our revenue was not sufficient to offset operating expenses. The loss in the first quarter was primarily attributable to general and administrative expenses of approximately $743,000, including consulting and professional fees in the approximate amount of $199,000, non-cash compensation of $146,250 and compensatory element of warrants of $64,000. In addition, we had accretion of convertible debt of approximately $88,000, and an increase in cost of sales of about $50,000.

FIRST QUARTER

The Note 1 of the Notes to Unaudited Consolidated Financial Statements accompanying this report states that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate enough revenue with which to cover our expenses. We will have to raise capital through the placement of our securities in order to remain viable. We are continuing to incur management and administrative costs, professional fees and other expenses. If we are unable to raise capital we will be unable to fund our plan of operations. Because we will continue to incur net losses, we may have to cease operations entirely. This factor, among others, raises substantial doubt about our ability to continue as a going concern.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

The net loss increased from approximately $535,000 for the three months ended March 31, 2005 to approximately $803,000 for the three months ended March 31, 2006.

The items of significant increase or decrease in the three months ended March 31, 2006 over the comparable period of the prior year were an increase in general and administrative expense from approximately $376,000 in 2005 to approximately $743,000 for the three months ended March 31, 2006; an increase in cost of sales of approximately $50,000 and an increase in minority share of income of consolidated subsidiaries from approximately $48,000 in 2005 to approximately $70,000 for the three months ended March 31, 2006.

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

Our environmental remediation operations are carried out through Delta-Envirotech, Inc., a joint venture company formed in January 2004, with Hi Tech Consulting and Construction, Inc., to provide environmental technology services for certain business segments located in the Far East and the Middle East. We have operating control of, and a forty-five percent ownership interest in Delta-Envirotech.

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

Far East (Indonesia)

In Indonesia we formed a local joint venture company to commence energy and waste recovery operations. The joint venture company, PT. Triyudha-Envirotech, began operations on December 15, 2005, pursuant to a contract with Pertamina. During the first quarter, the operation processed 1,625 metric tons of oil sludge from designated oil sludge pools under the initial 3,000 metric ton contract. The remaining 1,175 metric tons are expected to be processed before the end of the second quarter of 2006. Upon completion of the initial contact we expect to be awarded a second contract.

Middle East

On January 22, 2004, we entered into a strategic alliance agreement between our environmental remediation joint venture, Delta-Envirotech, Inc., and ZAFF International, Ltd., to jointly pursue soil and water reclamation projects in the Middle East. In November 2004, ZAFF International, Ltd. received its operating license from the Saudi Arabia environmental authorities to employ all soil, refinery waste and waste water technologies held by Delta for environmental recovery projects. In August, 2005, we reached a working agreement to provide a turn-key factory to manufacture insulating concrete form (ICF) products for the building industry in Saudi Arabia, and a working agreement on our proposed operation to provide technology and equipment, on a turn-key basis, to recover silver from used x-ray film. During the first quarter of 2006, a memorandum of understanding was signed that provides for two additional ICF factories in the Middle East.

Also during the first quarter, Delta-Envirotech secured the Middle East distribution rights for an environmentally neutral, organic emulsifier used in the petroleum industry. Subject to required environmental approvals, product distribution is expected to begin in 2006.

United States

On August 26, 2005, we acquired, through a wholly-owned subsidiary, certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system. The innovative and patent pending design of the system allows for integrated attachment strips molded into the inner and outer surfaces and superior "R" Value of the block itself. In addition to the patent filing, the Company engaged a technical consultant and a business development consultant to further the design and development of the Company's ICF products. The mould that is required to produce the new product is currently being fabricated. We anticipate beginning production of the product later in 2006.

Puerto Rico

Our plans to proceed, through majority owned joint ventures in Puerto Rico, with construction and related activities required to build low income homes in Puerto Rico under the Section 124 low income housing program, have been delayed as a result of the failure to date to obtain required zoning approval for our initial project in Aguadilla. After unsuccessful administrative appeals of the original decision of the Planning Board of Puerto Rico ("Planning Board"), the property owners have filed a motion requesting a review of the decision by the Supreme Court of Puerto Rico.

In December 2004, we formed a second majority owned joint venture to manage construction and related activities required to build approximately 300 additional homes, and secured the rights to an additional 40 acre tract located in Guayanilla for our second Section 124 project. This tract of land is part of a 150 acre development that will also include other residential properties, commercial/retail buildings and a hotel. The master plan for this entire project is still under development by the project's developer. The acreage included in this master plan may also be affected by an overall review now underway of the zoning classifications in Puerto Rico by the Planning Board.

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

LIQUIDITY

Although we have generated revenue from our current operations, we must rely primarily on private placements of Company stock or debt to pay operating expenses.

At March 31, 2006 we had a working capital deficit of $1,432,808. The increase in our working capital deficit as compared with 2005 is a result of the net loss incurred during the three months ended March 31, 2006, and increases in accounts payable, accrued expenses, accretion of convertible debt and notes payable. Since we have minimal sources of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, although we have some revenue, we are dependent upon loans from private investors and private placements of our stock for funding.

In the three month period ended March 31, 2006, to provide financing for our activities, we raised $144,000 of equity capital, through the sale of 2,282,212 shares of common stock. In addition, we raised $73,000 through the exercise of the Company's common stock purchase warrants.

ASSETS

At March 31, 2006, we had total assets of $1,176,571, compared to total assets of $335,576 at March 31, 2005. The increase in current assets as of March 31, 2006 was due to an increase in accounts receivable and prepaid expenses and an increase in fixed assets consisting of increases in property and equipment and intangible assets.

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

In December 2004 the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29, "Exchange of Nonmonetary Assets." SFAS No. 153 amends APB Opinion No.29 by eliminating the exception under APB No. 29 for nonmonetary assets of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS no. 153 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers, deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 had no effect on the provision for income taxes during the three months ended March 21, 2006.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $146,250 during the three months ended March 31, 2006. The adoption of SFAS 123 (R) did not have a material effect on consolidated balance sheets as of March 31, 2006 or the consolidated statements of cash flows for the three months ended March 31, 2006.

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Other Comprehensive Income. The translation gains or losses were not material for the three months ended March 31, 2006.

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

Quantitative and Qualitative Disclosures About Market Risk

Fair Value of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

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

Item 3. Controls and Procedures

a) Disclosure controls and procedures.
As of the end of the Company's most recently completed fiscal quarter (the fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's recently expanded disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b) Changes in internal controls over financial reporting.
During the Company's last fiscal quarter to which this report relates, we expanded our disclosure controls and procedures in certain respects; such expansion is reasonably likely to materially affect the Company's internal controls over financial reporting. In the first quarter of fiscal 2006, we initiated a review procedure that included discussion of the pertinent accounting and disclosure issues by a group including the Chief Executive Officer(and sole director), the Chief Financial Officer, outside counsel and the Company's independent auditors. In addition, a further review of the final draft of the audited financial statements for the year ended December 31, 2005, was conducted by an outside concurring reviewer to assure proper accounting procedures were being followed. The Company's internal controls and procedures also have been, and will in the future continue to be, reviewed by the Company's independent auditors in connection with their audit work.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 27, 2006, we were served with a citation corporate filed in the District Court in Harris County, Texas, by Equisource Ventures. The complaint listed as defendants the Company and Burrows Consulting Group, Inc. (a Texas corporation). The suit alleged breach of contract, misrepresentation and unjust enrichment, and the plaintiff sought damages for unpaid consulting retainer fees and fees in the aggregate of $130,000, as well as exemplary damages, costs and attorneys' fees. After we initially filed a motion to dismiss the complaint based on lack of jurisdiction, the Court approved the plaintiff's motion to dismiss the suit on April 19, 2006.

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

Dated: May 22, 2006

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