Form 10-Q
period 2006-06-30
DELTA MUTUAL INC
filed 2006-08-11
CIK 1112985

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the quarterly period ended June 30, 2006.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

        For the transition period from ____________ to _________________

Commission File Number 000-30563

                               DELTA MUTUAL, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                14-1818394
                  --------                                ----------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

                 111 NORTH BRANCH STREET, SELLERSVILLE, PA 18960
                                 (215) 258-2800
                 -----------------------------------------------
             (Address and telephone number, including area code, of
                    registrant's principal executive office)


                 -----------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

At August 7, 2006, there were 53,124,068 shares of Common Stock, $.0001 par value, outstanding.


--------------------------------------------------------------------------------

                               DELTA MUTUAL, INC.

                                      INDEX



                                                                          Page

Part I.  Financial Information                                              1

      Item 1. Financial Statements                                          1

Consolidated Balance Sheets as of June 30, 2006 (unaudited)                 2

Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2006 and 2005 (unaudited)                                          3

Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 2006 and 2005 (unaudited)                                      4-5

Notes to Unaudited Consolidated Financial Statements                        6

      Item 2. Management's Discussion and Analysis or Plan of Operation    21

      Item 3. Controls and Procedures                                      25

Part II. Other Information                                                 26

      Item 5. Other Information                                            26

      Item 6. Exhibits                                                     26

Signatures                                                                 27


--------------------------------------------------------------------------------

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

      The results of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results for the entire fiscal year or for any other period.


--------------------------------------------------------------------------------

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                June 30,
                                                              -----------
                                                                 2006
                                                              -----------

Current Assets:
   Cash                                                       $   104,599
   Accounts receivable                                            277,674
   Prepaid expenses                                               342,540
                                                              -----------
     Total Current Assets                                         724,813

   Property and equipment - net                                   465,878
   Intangible asset                                               137,042
   Other assets                                                     1,401
                                                              -----------

        TOTAL ASSETS                                          $ 1,329,134
                                                              ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable                                           $   503,185
   Accrued expenses                                               844,426
   Accretion of convertible debt                                  451,765
   Notes payable                                                  240,655
                                                              -----------

   TOTAL LIABILITIES                                            2,040,031
                                                              -----------

   Minority interest in consolidated subsidiaries                 422,886
                                                              -----------

Stockholders' Deficiency:
   Common stock $0.0001 par value - authorized
       100,000,000 shares; 48,460,788
       outstanding                                                  4,846
    Additional paid-in-capital                                  6,636,393
    Accumulated deficit                                        (7,765,022)
   Subscription receivable                                        (10,000)
                                                              -----------
          Total Stockholders' Deficiency                       (1,133,783)
                                                              -----------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIENCY                                 $ 1,329,134
                                                              ===========

See Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                       Six Months Ended June 30,   Three Months Ended June 30,
                                      ---------------------------   ---------------------------
                                          2006           2005           2006          2005
                                      ------------   ------------   ------------   ------------
Revenue                               $    260,704   $         --   $     99,982   $         --
                                      ------------   ------------   ------------   ------------
Costs and Expenses
   Cost of Sales                            79,432             --         29,694             --

   General and administrative
     expenses                            1,363,702        897,743        620,288        521,750
                                      ------------   ------------   ------------   ------------
                                         1,443,134        897,743        649,982        521,750
                                      ------------   ------------   ------------   ------------

Loss from operations                    (1,182,430)      (897,743)      (550,000)      (521,750)

Accretion of convertible debt             (146,751)      (203,713)       (58,798)      (105,013)

Interest expense                           (23,543)      (110,356)       (11,604)       (98,772)
                                      ------------   ------------   ------------   ------------

Loss before minority interest           (1,352,724)    (1,211,812)      (620,402)      (725,535)

Minority interest share of (income)
   loss of consolidated subsidiaries       (92,059)       (74,689)       (21,680)       (26,346)

Benefit from income taxes                       --             --             --             --
                                      ------------   ------------   ------------   ------------

Net loss                              $ (1,444,783)  $ (1,286,501)  $   (642,082)  $   (751,881)
                                      ============   ============   ============   ============
   Loss per common share-
     basic and diluted                $      (0.04)  $      (0.07)  $      (0.02)  $      (0.03)
                                      ============   ============   ============   ============

   Weighted average number of
     common shares outstanding-
     basic and diluted                  41,030,224     19,330,944     41,865,537     21,856,808
                                      ============   ============   ============   ============

See Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                            Six Months Ended June 30,
                                            -------------------------
                                                2006          2005
                                            -----------   -----------
Cash flows from operating
   activities:

Net loss                                    $(1,444,783)  $(1,286,501)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                 22,896         2,676
   Non-cash employee compensation                    --        61,300
   Non-cash compensation                        168,432       134,370
   Accretion of convertible debt                146,751       203,713
   Compensatory element of option
   issuance                                     447,435            --
   Minority interest in income (losses) of
    consolidated subsidiaries                    92,059        74,689
   Changes in operating assets
    and liabilities                             103,250       419,695
                                            -----------   -----------
Net cash used in operating activities          (463,960)     (390,058)
                                            -----------   -----------

Cash flows from investing activities:
   Increase in preconstruction costs                 --      (240,000)
   Purchase of fixed assets                          --        (1,500)
                                            -----------   -----------

Net cash used in
  investing activities                               --      (241,500)
                                            -----------   -----------

Cash flows from financing activities:
   Proceeds from sale of common stock           333,000       371,000
   Proceeds from exercise of warrants            73,000        30,000
   Proceeds from loans                           30,000       282,386
   Repayment of loan                            (23,910)      (23,910)
   Proceeds from borrowings                      16,000            --
   Payments to minority interests                (6,514)           --
   Proceeds from minority interest               79,941       (77,704)
                                            -----------   -----------

   Net cash provided by
     financing activities                       501,517       581,772
                                            -----------   -----------

   Net increase (decrease) in cash               37,557       (49,786)
   Cash - Beginning of period                    67,042       113,780
                                            -----------   -----------
   Cash - End of period                     $   104,599   $    63,994
                                            ===========   ===========


See Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                            Six Months Ended June 30,
                                           -------------------------
                                               2006         2005
                                           -----------   -----------
Supplementary information:
  Cash paid during year for:
     Interest                              $     1,564   $     1,105
                                           ===========   ===========
     Income taxes                          $        --   $        --
                                           ===========   ===========
Changes in operating assets and
  liabilities consists of:
 (Increase) in accounts receivable            (257,674)           --
 (Increase) decrease in prepaid expenses        17,809       (12,105)
 (Increase) decrease in deposits               (49,000)       84,000
 (Increase) in other assets                                   (1,052)
  Increase in accounts payable
     and accrued expenses                      392,115       348,852
                                           -----------   -----------
                                           $   103,250   $   419,695
                                           ===========   ===========
Non-cash financing activities:

Issuance of common stock for debt          $   292,634   $    73,980
                                           ===========   ===========

Issuance of common stock for settlement    $    42,750   $        --
                                           ===========   ===========

Issuance of common stock for services      $   307,841   $        --
                                           ===========   ===========


See Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

                       DELTA MUTUAL INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Delta Mutual, Inc. and subsidiaries ("Delta" or the "Company") are engaged in providing environmental and construction technologies and services to certain geographic reporting segments in the Far East, the Middle East, the United States and Puerto Rico.

BASIS OF PRESENTATION

The consolidated balance sheets as of June 30, 2006, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Delta Mutual, Inc. (the "Company" or "Delta") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

The consolidated financial statements for the period ended June 30, 2006 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Far East (Indonesia)

In Indonesia the Company formed a local joint venture company to commence energy and waste recovery operations. The joint venture company, PT. Triyudha - Envirotech, began operations on December 15, 2005, pursuant to a contract with Pertamina. During the second quarter, the operation processed 985 metric tons of oil sludge from designated oil sludge pools under the initial 3,000 metric ton contract. The remaining 190 metric tons are expected to be processed before the end of the third quarter.

Middle East

In January 2004, the Company's Delta-Envirotech subsidiary, entered into a strategic alliance with ZAFF International, Ltd., a technology company in Saudi Arabia, to pursue soil and water reclamation projects in Saudi Arabia and other areas in the Middle East. In November, 2004, ZAFF International, Ltd. received its operating license from the Saudi Arabia environmental authorities to employ all soil, refinery waste and waste water technologies held by Delta for environmental projects in that country. In August 2005, Delta-Envirotech reached a working agreement to provide a turn-key factory to manufacture insulating concrete wall forming (ICF) products for the building industry. During the first quarter of 2006, a memorandum of understanding was signed that provides for two additional ICF factories in the Middle East. A detailed proposal for the first factory has been submitted.


--------------------------------------------------------------------------------

In August 2005, an additional working agreement was reached with a private Saudi Arabia company, on the structure of a proposed operation to recover silver from used x-ray film. During the second quarter of 2006, a letter of intent was signed to supply the equipment to the Saudi Gulf Environmental Protection Company (SEPCO) subject to environmental authority approval. An equipment inspection is scheduled for late August 2006 as part of the approval process.

During the first quarter of 2006, Delta-Envirotech secured the Middle East distribution rights for an organic emulsifier used in the petroleum industry. Testing of these products, for environmental approval and performance validation, is expected to take place during the third quarter of 2006.

United States

In August 2005, the Company acquired, through a wholly-owned subsidiary, intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system. In addition to the patent filing, the Company engaged a technical consultant and a business development consultant to further the design and development of the Company's ICF products. The mold that is required to produce the new product was completed in July 2006. Production samples ready for testing should be available during August.

Puerto Rico

The plans to proceed to build low income homes under the Puerto Rico Section 124 low income housing program have been delayed as a result of the failure to obtain required zoning approval for the initial project for approximately 270 homes in Aguadilla. After unsuccessful administrative appeals of the original decision by the Planning Board of Puerto Rico, the property owners filed a motion requesting a review of that decision by the Supreme Court of Puerto Rico. The motion was denied in July 2006 and the Company is evaluating alternative courses of action on this project.

In December 2004, the Company formed a second joint venture, and secured the rights to a 40-acre tract to build approximately 300 homes as part of a 150-acre development located in Guayanilla for a second Section 124 project. The master plan for this entire project is still being prepared by the project's developer. The acreage included in this master plan may be affected by a proposed zoning reclassification by the Planning Board of Puerto Rico.


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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options and common stock purchase warrants. As of June 30, 2006, there were 5,679,867 potential common shares related to convertible debt, 8,778,000 potential common shares related to stock options and no potential common shares related to common stock purchase warrants issued by the Company. As of June 30, 2005 there were 12,503,200 potential common shares related to convertible debt; 8,000,000 potential common shares related to stock options and 7,780,000 potential common shares related to common stock purchase warrants issued by the Company.

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

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan under which stock options and stock awards are granted to employees. Effective January 1, 2006, the Company accounts for stock based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." The Company adopted SFAS 123(R) using the modified prospective method. Under modified prospective application, this SFAS applies to new awards and to awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for the portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the required effective date of this Statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the required effective date of this SFAS using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Prior to January 1, 2006, the Company accounted for stock option grants issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," along with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," and for periods prior to January 1, 2006, the Company made disclosure of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No.123.


--------------------------------------------------------------------------------

Prior to January 1, 2006, the Company adopted the disclosure provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for the six and three months ended June 30, 2005, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                   For the six months   For the three months
                                     ended June 30,        ended June 30,
                                  -----------------------------------------
                                         2005                  2005
                                  -------------------   -------------------

Net loss-as reported              $        (1,286,501)  $          (751,881)

  Deduct:  Total stock-based
           employee compensation
           expense determined
           under the fair value
           based method for all
           awards, net of taxes               293,568               192,000
                                  -------------------   -------------------
Net loss-pro forma                $        (1,580,069)  $          (943,881)
                                  ===================   ===================
Loss per common share
  basic and diluted -
  as reported                     $             (0.07)  $             (0.03)

Loss per common share
  basic and diluted-
  pro forma                       $             (0.08)  $             (0.04)


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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income. The translation gains or losses were not material for the period ended June 30, 2006.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation Requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not." FIN 48 also requires explicit disclosures about Uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006, The implementation of FIN 48 could have a material effect on the consolidated balance sheets and results of operations but the effect of such implementation is not determinable at this time.

In December 2004, the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29, "Exchange of Nonmonetary Assets". SFAS No. 153 amends APB Opinion 29 by eliminating the exception under APB No. 29 for nonmonetary assets of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flow of the entity is expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," that required compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $292,500 during the six months ended June 30, 2006. The adoption of SFAS 123(R) did have a material effect on the consolidated balance sheets as of June 30, 2006 and the consolidated statements of cash flows for the six months ended June 30, 2006.



--------------------------------------------------------------------------------

2.    PROPERTY AND EQUIPMENT

                        June 30, 2006
                        -------------

Equipment               $     485,478
Leasehold improvements          7,807
                        -------------
                              493,285

Less accumulated
Depreciation                   27,407
                        -------------

                        $     465,878
                        =============

      Depreciation expense fore the six months and three months ended June 30, 2006 and 2005, amounted to $19,321 and $9,661; and $2,676 and $879, respectively.

3.    INTANGIBLE ASSETS

Intellectual property costs are intellectual property included in a patent application. If the patent is not issued, the Company will write-off the unamortized amounts immediately. Other intangibles are being amortized over 20 years. Amortization expense was $3,575 and $1,788; and -$0-, and -$0- for the six months and three months ended June 30, 2006 and 2005, respectively. Other intangible assets consist of the following:


--------------------------------------------------------------------------------

                                                June 30, 2006

                                        Gross Carrying        Accumulated
                                            Amount            Amortization
                                        ---------------      --------------
      Intellectual property costs       $       143,000      $        5,958
      Organization Costs                          2,834               2,834
                                        ---------------      --------------
                                        $       145,834      $        8,792
                                        ===============      ==============

      Estimated amortization expense for intangible assets for the next five years is as follows:

                                          Estimated
                                         Year Ending          Amortization
                                         December 31,           Expense
                                        --------------       -------------
                                             2006            $      3,575
                                             2007                   7,150
                                             2008                   7,150
                                             2009                   7,150
                                             2010                   7,150

      2006 represents amortization from July 1, 2006 through December 31, 2006.


4.    INVESTMENT IN JOINT VENTURES

a) In December 2003, the Company formed a joint venture project to develop government sponsored, Section 124, low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and the 75% majority owner of a limited partnership, Delta Development Partners, LP, that holds the 85% majority share of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The operations of the joint venture have been consolidated with the Company for the six months ended June 30, 2006 and 2005, respectively.

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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

      The operations of the joint venture have been consolidated with the Company for the six months ended June 30, 2006 and 2005. Delta-Envirotech, Inc. meets the definition of a Variable Interest Entity as defined in Financial Accounting Standards Board Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" requiring the primary beneficiaries of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs the majority of the expected losses of the entity or receives a majority of the entity's expected residual return, or both, as a result of ownership, contractual or other financial interest in the entity

      See Note 1 of Notes to Unaudited Consolidated Financial Statements for information regarding accounting for minority interests.


c) Minority interests primarily consist of ownership interest in Delta-Envirotech, Inc.; Delta Development Partners, L.P.; Delta Development Partners II, L.P.; PT Triyudha - Envirotech; Delta Developers Corp. and Delta Developers Guayanilla Corp. The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the six months ended June 30, 2006 and 2005. There are excess losses not absorbed by the minority interests due to limitations of their capital contributions. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's balance sheets represents the minority interests as of June 30, 2006.

      The following represents a schedule of minority interests as of June 30,

                                                      2006
                                                   -----------
       Delta Development Partners L.P.             $   145,150
       Delta Development Partners II, L.P.              39,745
       Delta Developers Guayanilla, Corp.                   --
       Delta-Envirotech, Inc.                               --
       PT Triyudha - Envirotech                        210,867
       Delta Developers Corp.                           27,125
                                                  ------------
                                                  $    422,887
                                                  ============

5.    NOTES PAYABLE

      On April 5, 2005, the Company issued 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Pursuant to note modification agreements, the maturity dates of these notes was extended to June 2006. In June 2006, by further amendment, these notes became payable on written demand by the lenders. Interest expense for the six months and three months ended June 30, 2006 and 2005 amounted to $8,426 and $4,213; and $3,971 and $3,971, respectively. As of June 30, 2006 and 2005, accrued interest of $12,582 and $3,971 is included in accrued interest expense on the Company's consolidated balance sheets.


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


--------------------------------------------------------------------------------

      In connection with the issuance of the $440,000 convertible notes, the Company issued 8,880,000 common stock purchase warrants at an exercise price of $0.10 per share. The warrants expired March 31, 2006.

      The Company accounted for the warrants and the convertible debt with detachable warrants in accordance with Emerging Issues Task Force 00-27 and 00-19 and SFAS No. 33. The Company performed calculations allocating the proceeds of convertible debt with detachable warrants to each respective security at their fair values. The Company used the conversion value of the convertible debt and calculated fair value of the warrants using the Black-Scholes valuation model for its estimate of fair value. The Company compared the allocated proceeds of the convertible debt to the difference between its conversion value and face amount. The calculated fair value of the convertible debt of $722,855 was recorded as the value of the Beneficial Conversion Feature and accordingly credited to Additional Paid-in Capital. The value of the warrants of $235,545 was recorded as a reduction of the convertible debt. The convertible debt was recorded at zero. The convertible debt will be accreted to its current face value of $480,400, after 2004 and 2005 conversions, under the interest method per APB No. 21 until it is either converted or matures. As of June 30 2006, the accretion amounted to $451,765, all of which is current.

      During the year ended December 31, 2005 and 2004, the note holders converted $232,500 and $70,000 into 4,650,000 and 1,400,000 shares of common stock, respectively. During the six months ended June 30, 2006, the noteholders converted an additional $194,500 principal amount into 3,890,000 shares of common stock. At June 30, 2006, the Company's outstanding convertible notes were convertible into 5,679,867 shares of common stock.

      On May 3, 2006, the Company issued a convertible note to a related party in the principal amount of $16,000. The note bears interest at 6% per annum and matures on November 3, 2007. The note is convertible into common stock at a conversion price of $0.06 per share.

      The following table shows the maturities by year of total face amount of the long-term convertible debt obligations at June 30, 2006:


                                                    2006             $  464,400
                                                    2007                 16,000
                                                                     -----------

                                                                      $  480,400
                                                                     ===========

      For the six months and the three months ended June 30, 2006 and 2005, the Company recorded interest expense of $23,380 an $11,521; and $25,596 and $15,106, respectively. As of June 30, 2006 and 2005, accrued interest of $53,492 and $39,089, respectively, is included in accrued expenses on the Company's consolidated balance sheets.


7.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                           June 30
                            2006
                          --------
Professional fees         $ 86,217
Interest expense            53,492
Payroll Expense            132,633
Payroll expense officers   422,385
Payroll tax expense         35,829
Other accrued expenses     113,870
                          --------
                          $844,426
                          ========


--------------------------------------------------------------------------------

8.    LOANS FROM RELATED PARTIES

      On March 22, 2005, the Company borrowed $71,731 from Neil Berman, a shareholder and noteholder of the Company, with interest at 6% per annum and the principal and interest due in three equal installments on June 21, September 19, and December 20, 2005. On May 6, 2005, the Company paid the first installment consisting of $23,910 principal and $1,105 interest. On September 19, 2005, the Company paid the second installment consisting of $23,910 principal and $1,029 interest. The note was amended on December 16, 2005 to extend the final installment payment until February 20, 2006. On February 3, 2006, the Company made the final payment consisting of $23,910 of principal and $1,563 of accrued interest. Interest expense for the six months and the three months ended June 30, 2006 and 2005 amounted to $349 and $1,192, respectively.

      On May 17, 2006, the Company borrowed $30,000 from a shareholder of the Company, at interest of 6% per annum with the principal and interest due on May 17, 2008. Interest expense for the six months ended June 30, 2006 amounted to $222. The balance due to the shareholder is included in Notes Payable on the Company's consolidated balance sheets at June 30, 2006.

9.    RELATED PARTY TRANSACTIONS

      The Company's subsidiary, Delta-Envirotech, Inc. ("Envirotech") pays monthly office rent to David Razmara, the president of Envirotech and a shareholder of the Company, in the amount of $1,000. The rent expense for the six months ended June 30, 2006 and 2005 amounted to $6,000 and -0-, respectively.

10.   STOCKHOLDER'S DEFICIENCY

      The Company issues shares of common stock for services or repayment of debt valued at fair market value at time of issuance.

a) For the six months ended June 30, 2006, the Company issued 3,890,000 shares of common stock upon the conversion of a convertible notes in the original principal amount of $194,500, valued at $0.05 per share, and issued 321,826 shares of common stock for payment of accrued interest in the amount of $16,091, also valued at $0.05 per share. For the six months ended June 30, 2005, the Company issued 1,450,000 shares of common stock upon the conversion of convertible notes in the principal amount of $72,500, valued at $0.05 per share, and 29,586 shares of common stock for payment of accrued interest in the amount of $1,480, also valued at $0.05 per share.

b) For the six months ended June 30, 2006, the Company issued 1,490,152 shares of common stock for services valued at $307,841 at a price per share of $0.11 - $0.22. For the six months ended June 30, 2005, the Company issued 224,000 shares of common stock for services valued at $125,865, at prices per share of $0.30 - $0.66.

c) For the six months ended June 30, 2006, the Company sold 6,482,212 shares of common stock and issued 55,545 shares of common stock as associated commissions for net proceeds of $333,000, valued at $0.05 - $0.12 per share. For the six months ended June 30, 2005, the Company sold 1,536,667 shares of common stock for net proceeds of $401,000, valued at $0.05 - $0.12 per share.

d) For the six months ended June 30, 2006, the Company issued 730,000 shares of common stock upon the exercise of the Company's common stock purchase warrants at a conversion price of $73,000, valued at $0.10 per share.
      For the six months ended June 30, 2005, the Company issued 300,000 shares of common stock upon the exercise of the Company's common stock purchase warrants at a conversion price of $30,000, valued at$0.10 per share.

e) For the six months ended June 30, 2005, the Company issued, to five employees, 613,000 shares of common stock, in the aggregate, from the Company's 2001 Employee Stock Option Plan (the "Plan"), for $61,300, valued at $0.10 per share. There were no shares of common stock from the Plan issued during the six months ended June 30, 2006.

f) For the six months ended June 30, 2006, the Company issued 225,000 shares of common stock in settlement of a lawsuit for $42,750, valued at $0.19 per share, which expense was included in the Company's consolidated statements of operations for the year ended December 31, 2005.


--------------------------------------------------------------------------------

11.   BUSINESS SEGMENT INFORMATION

      The Company operates in four reportable segments. The segments are geographic and include the Far East (Indonesia), the Middle East, North America (United States) and Puerto Rico. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.


      The following is a summary of key financial data:

                                         Six Months                 Three Months
                                       ended June 30               ended June 30
                                    2006          2005          2006          2005
                                 -------------------------   -------------------------
Total Revenue:

            North America        $        --            --   $        --            --
            Indonesia                260,704            --        99,982            --
            Middle East                   --            --            --            --
            Puerto Rico                   --            --            --            --
                                 -----------   -----------   -----------   -----------
                                 $   260,704            --   $    99,982            --
                                 ===========   ===========
 Profit (Loss) from Operations:

            North America        $(1,077,311)  $  (897,743)  $  (540,283)  $  (521,750)
            Indonesia                 75,319            --        25,705            --
            Middle East              (29,400)           --       (14,700)           --
            Puerto Rico             (151,038)           --       (20,722)           --
                                 -----------   -----------   -----------   -----------
                                 $(1,182,430)  $  (897,743)  $  (550,000)  $  (521,750)
                                 ===========   ===========   ===========   ===========

12.   SHARE BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R) "Share-Based Payment," requiring the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of its employee share-based options and awards. SFAS No. 123(R) revises SFAS No. 123 "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin ("SAB") No. 107 "Share-Based Payment." SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been vested. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related interpretation in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants.

On June 30, 2006, the Company had one share-based compensation plan, which is described below. During the first six months of 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $292,500. The incremental stock-based compensation expense caused earnings before provision for income taxes and net earnings to decrease by $292,500, and basic and diluted earnings per common share to decrease by $-0- per share.

Under the provisions of SFAS 123(R), the recognition of deferred compensation, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted, is not longer required. Therefore, in the quarter ended March 31, 2006, the amount that had been in "Deferred compensation" in the consolidated balance sheets was reversed to zero.

Stock Option Plan

In December 2001, the Company's stockholders approved a stock option plan entitled the 2001 Employee Stock Option Plan (the "2001 Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance. In August 2004, the Company's stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of June 30, 2005, all shares under the 2001 Plan had been issued, and 1,222,000 shares of common stock remained available for issuance under the 2004 Plan.


--------------------------------------------------------------------------------

The Company was also authorized to issue shares of stock to its employees from its 2001 Employee Stock Option Plan (the "2001 Plan"). The Company expensed the issuance of stock awards in accordance with SFAS No. 123. Shares issued from the 2001 Plan were expensed at the time of issuance, as common stock issued had no restrictions to the employees. The Company issued no stock awards to employees from the 2001 Plan during the six months ended June 30, 2006 and issued 613,000 shares to five employees during the similar period of 2005. The shares issued were at fair market value as compensation to employees. The Company recorded compensation expense of $-0- and $61,300 in the Company's consolidated statements of operations for the six months ended June 30, 2006 and 2005, respectively.

The Company issues shares of its common stock to employees and non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the six months ended June 30, 2006, the Company issued 1,490,152 common shares, and recorded expense of $307,841, of which $ 250,000 was included in prepaid expenses on the consolidated balance sheets at June 30, 2006, in conjunction with the issuance of these shares.

The Company did not issue any common stock warrants during the six months ended June 30, 2006 and 2005, respectively.

On March 31,2006, 6,850,000 common stock warrants issued by the Company expired according to their terms without being exercised.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: dividends yield of 0%, expected volatility of 116% and expected life of 10 years. During the six months ended June 30, 2006, the Company issued 778,000 stock options to five employees. The Company recorded an expense of $447,435 which is included in the consolidated statements of operations for the six months ended June 30, 2006.

A summary of option activity under the 2004 Plan as of December 31, 2005 and changes during the six months ended June 30, 2006 is presented below:

                                                             Weighted
                                                             Average
                                             Weighted       Remaining   Aggregate
                                              Average      Contractual  Intrinsic
               Options            Shares   Exercise Price     Term        Value
               -------          ---------  --------------  -----------  ----------
Outstanding at January 1, 2006  8,000,000  $         0.25           --          --

Granted                           778,000            0.17           --          --
Exercised                              --              --                       --
Forfeited or expired                   --              --                       --

Outstanding at June 30, 2006    8,778,000            0.24          3.2          --
Exercisable at June 20, 2006    7,500,000            0.25          3.2          --

A summary of the status of the Company's non vested options as of December 31, 2005 and changes during the six months ended June 30, 2006 is presented below:

                                                           Weighted-Average
                                                              Grant-Date
           Nonvested Options                  Options           Fair Value
           -----------------                  -------      ----------------

Nonvested at December 31, 2005              1,000,000                  0.25
Granted                                       778,000                  0.17
Vested                                       (500,000)                 0.25
Forfeited                                          --
Nonvested at June 30, 2006                  1,278,000                  0.20


--------------------------------------------------------------------------------

At June 30, 2006 there was $2,196,250 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $125,000 and $-0-, respectively.

A summary of the warrant activity as of December 31, 2005 and changes during the six months ended June 30, 2006 is presented below:

                                                                Weighted
                                                                Average
                                                 Weighted      Remaining     Aggregate
                                                  Average     Contractual    Intrinsic
             Warrants             Shares      Exercise Price     Term          Value
             --------           -----------   --------------  -----------  -----------
Outstanding at January 1, 2006    7,580,000   $         0.10           --         0.10
Granted                                  --               --           --           --

Exercised                          (730,000)            0.10           --         0.10
Forfeited or expired             (6,850,000)              --                      0.10
                                -----------
Outstanding at June 30, 2006             --             0.10           --           --
                                -----------

Exercisable at June 30, 2006             --             0.10           --           --
                                -----------


13.   COMMITMENTS AND CONTINGENCIES

      Consulting Agreements

      On August 26, 2005, the Company entered into a consulting agreement with Juan B. Rodriguez Pagan ("Rodriguez") to provide certain services and assistance to the Company in developing its construction and building materials businesses. The Company agreed to pay Rodriguez 48 monthly payments of $6,000 over the four-year term of the agreement and issue him shares of common stock upon his execution of the agreement and at subsequent intervals during the term of the agreement. As of June 30, 2006, the Company issued Rodriguez $500,000 of its common stock. In addition, Rodriguez is entitled to a commission of 5% of the sales of Delta Technologies, Inc. Either party may terminate the agreement upon written notice, however, if the Company terminates the agreement, Rodriguez is entitled to all of the remaining monthly payments he would have been entitled to receive during the term of the agreement.

      For the six months ended June 30, 2006, consulting fees of $36,000 are included in accrued expenses on the Company's consolidated statements of operations. For the six months ended June 30, 2006, the Company expensed $94,500 in consulting fees in conjunction with the issuance of common stock to Rodriguez. The remainder of the stock value of $342,500 is included as a prepaid expense on the Company's consolidated balance sheets.


      On August 26, 2005, Delta Technologies, Inc., a wholly-owned subsidiary of the Company ("Technologies"), entered into a consulting agreement with Richard F. Straub, Jr. ("Straub") for a period of three years, to provide ongoing technical assistance and support in the production of Technologies' insulating concrete wall forming products. Technologies agreed to pay Straub $4,400 per month over the term of the agreement and issue him shares of common stock at subsequent intervals during the term of the agreement. As of June 30, 2006, no shares have been issued. Technologies can terminate the agreement at any time, but only for cause (defined, among other things, as a breach of the agreement by Straub). In the event of termination for cause, Technologies has no further liability to Straub.


--------------------------------------------------------------------------------

      For the six months ended June 30, 2006, consulting fees of $26,400 have been expensed and $41,667 of the stock value is included in accrued expenses on the Company's consolidated statement of operations.

14.   SUBSEQUENT EVENTS

a) On July 3, 2006, the Company cancelled options to purchase a total of 7,978,000 shares of common stock granted in November 2004, December 2005 and February 2006 to four employees and an employee of a subsidiary under the Company's 2004 Stock Option Plan. Exercise prices for these options ranged from $0.17 to $0.25 per share. On July 3, 2006, the Company replaced these cancelled options by granting 7,978,000 new stock options with an exercise price of $0.11 per share. In accordance with SFAS No. 123
      (R), the Company will incur a quarterly non-cash charge of approximately $44,000 per quarter beginning with the third quarter of 2006, and extending over the five-year period of the option grants. This non-cash charge represents the incremental compensation cost associated with the issuance of the new stock option grants.

b) On July 14, 2006, the Company issued 233,280 shares of common stock upon the conversion of $29,160 principal amount of a convertible promissory note, valued at $0.125 per share.

c) During July 2006, the Company issued 430,000 shares of common stock to two consultants for consulting services valued, in the aggregate, at $42,500 or $0.09 - $0.10 per share.

d) During July 2006, the Company sold 4,000,000 shares of common stock to three accredited investors for net proceeds of $180,000 after paying associated commissions.


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

RESULTS OF OPERATIONS

During the six months ended June 30, 2006, we had revenue of $260,704 but incurred a net loss of $1,444,783 because our revenue was not sufficient to offset operating expenses. The loss in the first six months was primarily attributable to general and administrative expenses of approximately $1,364,000, including consulting and professional fees of approximately $411,000, non-cash compensation of $168,400 and compensatory element of stock options of $447,000. In addition, we had accretion of convertible debt of approximately $147,000, and an increase in cost of sales of about $79,000.

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

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

The net loss increased from approximately $1,287,000 for the six months ended June 30, 2005 to approximately $1,445,000 for the six months ended June 30, 2006.

The items of significant increase or decrease in the six months ended June 30, 2006 over the comparable period of the prior year were an increase in general and administrative expense from approximately $898,000 in 2005 to approximately $1,364,000 for the six months ended June 30, 2006; an increase in cost of sales of approximately $79,000 and an increase in the minority share of income of consolidated subsidiaries from approximately $75,000 in 2005 to approximately $92,000 for the six months ended June 30, 2006.


--------------------------------------------------------------------------------

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

Although we have entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support the Company's worldwide activities and have these technologies available, in the Far East we are currently utilizing in-country technology.

We intend to expand on our operations in the Far East. Additional capital is required to pursue this expansion as well as our planned operations in Saudi Arabia and the United States. Our first low-income housing project in Puerto Rico has been rejected for re-zoning and cannot go forward as submitted. We are currently evaluating our alternative courses of action with respect to this project.

Far East (Indonesia)

In Indonesia we formed a local joint venture company to commence energy and waste recovery operations. The joint venture company, PT. Triyudha-Envirotech, began operations on December 15, 2005, pursuant to a contract with Pertamina. During the second quarter, the operation processed 985 metric tons of oil sludge from designated oil sludge pools under the initial 3,000 metric ton contract. Processing of the remaining 190 metric tons will be completed during August. Upon completion of the initial contact we expect to be awarded a second contract.

Middle East

On January 22, 2004, we entered into a strategic alliance agreement between our environmental remediation joint venture, Delta-Envirotech, Inc. ("Envirotech"), and ZAFF International, Ltd., to jointly pursue soil and water reclamation projects in the Middle East. In November 2004, ZAFF International, Ltd. received its operating license from the Saudi Arabia environmental authorities to employ all soil, refinery waste and waste water technologies held by Delta for environmental recovery projects. In August, 2005, we reached a working agreement to provide a turn-key factory to manufacture insulating concrete form (ICF) products for the building industry in Saudi Arabia. In the first quarter of 2006, a memorandum of understanding was signed that provided for two additional ICF factories. Also in August 2005, we reached a working agreement on our proposed operation to provide technology and equipment, on a turn-key basis, to recover silver from used x-ray film.

During July 2006, representatives of one of the potential purchasers of a turn-key ICF factory conducted a site visit to similar factory in Kuwait. Subsequently, a detailed proposal was prepared and submitted to the potential purchaser by Envirotech.

On July 18, the Company announced that Envirotech has expanded its product line by securing the master distribution rights for the Middle East, among other areas, for environmentally friendly organic emulsifiers used in oil tank cleaning and to enhance oil well production. Testing of these products is expected to take place during the third quarter of 2006 for the purpose of receiving environmental approvals and to validate the product performance.

--------------------------------------------------------------------------------

Recently, we announced that during the second quarter of 2006, a Letter of Intent was signed to supply equipment to the Saudi Gulf Environmental Protection Company (SEPCO)to recover silver from used x-ray film, subject to approval from the Saudi environmental authority (PME). PME is currently scheduled to inspect this equipment in the US in late August 2006 for the purpose of issuing its approval.

United States

On August 26, 2005, we acquired, through a wholly-owned subsidiary, certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system. The innovative and patent pending design of the system allows for integrated attachment strips molded into the inner and outer surfaces and superior "R" Value of the block itself. In addition to the patent filing, the Company engaged a technical consultant and a business development consultant to further the design and development of the Company's ICF products. The mold that is required to produce the new product was completed in July 2006. We expect to have production samples ready for testing during August.

Puerto Rico

Our plans are to continue, primarily through joint ventures, with construction and related activities to build low income homes under the Section 124 low income housing program. Our initial project for approximately 270 homes on a 36 acre tract in Aguadilla was rejected by the Planning Board. Subsequent appeals to change the zoning of the land were also unsuccessful. In July 2006, we were notified that the Supreme Court of Puerto Rico denied a motion by the property owners to review the previous decisions. As submitted, this project, known as " Brisas del Atlantico," cannot proceed. We are currently evaluating whether or not to submit a new project for this property with less housing density, possibly including some non-Section 124 housing. In addition, we have efforts underway to locate and secure a suitable parcel of land that is already zoned for residential housing.

Our second majority owned joint venture was established to build approximately 300 Section 124 homes on a 40 acre tract located in Guayanilla. This tract of land is part of a 150 acre development that will also include other residential properties, commercial/retail buildings and a hotel. The current status of this project remains unchanged. The master plan for this entire project is still under development by the project's developer, however, the acreage included in this master plan may be affected by an overall review now underway of the zoning classifications in Puerto Rico by the Planning Board.

FUNDING

We are currently dependent on equity investments or borrowing from private investors to pay our operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plans. We anticipate that we will be required to raise capital in the approximate amount of $1,000,000 in the next nine months in order to continue to fund our initial operations and to finance our planned business operations.

LIQUIDITY

We have generated limited revenue from our current operations and must rely primarily on private placements of Company stock or debt to pay operating expenses.

At June 30, 2006 we had a working capital deficit of $1,315,218 compared with $1,099,555 at June 30, 2005. The increase in our working capital deficit is a result of the net loss incurred during the six months ended June 30, 2006, and increases in accounts payable, accrued expenses, accretion of convertible debt and increases in notes payable; partially offset by increases in accounts receivable and prepaid expenses. Since we have limited sources of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, although we have some revenue, we are dependent upon private placements of our stock and loans from private investors for funding.

In the six month period ended June 30, 2006, we raised $333,000 of equity capital through the sale of 6,482,212 shares of common stock. In addition, we raised $73,000 through the exercise of our common stock warrants and borrowed $46,000 from two shareholders, to provide financing for our activities. In July, we raised an additional $200,000 through the sale of 4,000,000 shares of common stock.



--------------------------------------------------------------------------------

ASSETS

At June 30, 2006, we had total assets of $1,329,134, compared to total assets of $559,638 at June 30, 2005. The increase in current assets as of June 30, 2006 was due to an increase in cash, accounts receivable and prepaid expenses, plus an increases in fixed assets and intangible assets.

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

Other Matters

Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation Requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not." FIN 48 also requires explicit disclosures about Uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006, The implementation of FIN 48 could have a material effect on the consolidated balance sheets and results of operations but the effect of such implementation is not determinable at this time.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," that required compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $292,500 during the six months ended June 30, 2006. The adoption of SFAS 123(R) did have a material effect on the consolidated balance sheets as of June 30, 2006 and the consolidated statements of cash flows for the six months ended June 30, 2006.


--------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income. The translation gains or losses were not material for the six months ended June 30, 2006.

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

(b) Changes in internal controls over financial reporting.
During the Company's previous fiscal quarter to which this report relates, we expanded our disclosure controls and procedures in certain respects; such expansion is reasonably likely to materially affect the Company's internal controls over financial reporting. In the first quarter of fiscal 2006, we initiated a review procedure that included discussion of the pertinent accounting and disclosure issues by a group including the Chief Executive Officer(and sole director), the Chief Financial Officer, outside counsel and the Company's independent auditors. The Company's internal controls and procedures also have been, and will in the future continue to be, reviewed by the Company's independent auditors in connect with their audit work.


--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 5. Other Information - Organization Changes

On July 1, 2006, the employment agreement with Jerome Kindrachuk, Vice President-International, expired and was not renewed by the Company. Mr. Kindrachuk, although no longer an officer, remains an employee of the Company.


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

Dated:  August 11, 2006


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