Form 10QSB
period 2006-09-30
DELTA MUTUAL INC
filed 2006-11-13
CIK 1112985

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

               For the quarterly period ended September 30, 2006.

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

At November 7, 2006, there were 60,706,246 shares of Common Stock, $.0001 par value, outstanding.


--------------------------------------------------------------------------------

                               DELTA MUTUAL, INC.

                                      INDEX



                                                                            Page

Part I.  Financial Information                                              1

      Item 1. Financial Statements                                          1

Consolidated Balance Sheets as of September 30, 2006 (unaudited)            2

Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 2006 and 2005 (unaudited)                                     3

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2006 and 2005 (unaudited)                                   4-5

Notes to Unaudited Consolidated Financial Statements                        6

      Item 2. Management's Discussion and Analysis or Plan of Operation    21

      Item 3. Controls and Procedures                                      27

Part II. Other Information                                                 27

      Item 5. Other Information                                            27

      Item 6. Exhibits                                                     27

Signatures                                                                 28


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

      The results of operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                  ASSETS
                                                                   September 30,
                                                                   -------------
                                                                        2006
                                                                    -----------


Current Assets:
   Cash                                                             $   126,222
   Accounts receivable                                                  300,317
   Prepaid expenses                                                     295,290
                                                                    -----------
     Total Current Assets                                               721,829

Property and equipment - net                                            466,358
Intangible asset                                                        135,254
Other assets                                                              1,401
                                                                    -----------

        TOTAL ASSETS                                                $ 1,324,842
                                                                    ===========



                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable                                                 $   157,257
   Accrued expenses                                                     856,363
   Accretion of convertible debt                                        354,127
   Notes payable                                                        300,655
                                                                    -----------

   TOTAL LIABILITIES                                                  1,668,402
                                                                    -----------

Minority interest in consolidated subsidiaries                          448,342
                                                                    -----------

Stockholders' Deficiency:
   Common stock $0.0001 par value - authorized
       100,000,000 shares; 56,661,246
       outstanding                                                        5,666
    Additional paid-in-capital                                        7,344,283
    Accumulated deficit                                              (8,296,351)
    Deferred stock purchase                                             164,500
   Subscription receivable                                              (10,000)
                                                                    -----------
          Total Stockholders' Deficiency                               (791,902)
                                                                    -----------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIENCY                                       $ 1,324,842
                                                                    ===========

See Notes to unaudited Consolidated Financial Statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                              Nine Months                  Three Months
                                            Ended September 30,         Ended September 30,
                                      ---------------------------   ---------------------------
                                          2006           2005           2006           2005
                                      ------------   ------------   ------------   ------------

Revenue                               $    279,870   $         --   $     19,166   $         --
                                      ------------   ------------   ------------   ------------

Costs and Expenses
   Cost of Sales                           112,549             --         33,117             --

   General and administrative
     expenses                            1,825,636      2,116,772        461,934      1,219,030
                                      ------------   ------------   ------------   ------------
                                         1,938,185      2,116,772        495,051      1,219,030
                                      ------------   ------------   ------------   ------------

Loss from operations                    (1,658,315)    (2,116,772)      (475,885)    (1,219,030)

Accretion of convertible debt             (169,773)      (316,705)       (23,022)      (112,992)

Interest expense                           (33,461)      (118,766)        (9,918)        (8,410)
                                      ------------   ------------   ------------   ------------

Loss before minority interest           (1,861,549)    (2,552,243)      (508,825)    (1,340,432)

Minority interest share of (income)
   loss of consolidated subsidiaries      (114,563)       (77,348)       (22,504)        (2,659)

Benefit from income taxes                       --             --             --             --
                                      ------------   ------------   ------------   ------------

Net loss                              $ (1,976,112)  $ (2,629,591)  $   (531,329)  $ (1,343,091)
                                      ============   ============   ============   ============

   Loss per common share-
     basic and diluted                $      (0.04)  $      (0.11)  $      (0.01)  $      (0.05)
                                      ============   ============   ============   ============

   Weighted average number of
     common shares outstanding-
     basic and diluted                  50,436,864     23,685,509     54,324,578     25,037,746
                                      ============   ============   ============   ============


See Notes to unaudited Consolidated Financial Statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Nine Months
                                                         Ended September 30,
                                                      -------------------------
                                                         2006           2005
                                                      -----------   -----------
Cash flows from operating activities:

Net loss                                              $(1,976,112)  $(2,629,591)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                           35,862         4,742
   Non-cash employee compensation                              --        61,300
   Non-cash compensation                                  262,012       925,082
   Accretion of convertible debt                          169,773       316,705
   Compensatory element of option
     issuance                                             697,655            --
   Minority interest in income of
    consolidated subsidiaries                             114,563        77,348
   Changes in operating assets
    and liabilities                                      (154,384)      477,983
                                                      -----------   -----------
Net cash used in operating activities                    (850,631)     (766,431)
                                                      -----------   -----------

Cash flows from investing activities:
   Purchase of fixed assets                               (60,658)     (331,500)
                                                      -----------   -----------

Cash flows from financing activities:
   Proceeds from sale of common stock
      and deferred stock purchase                         799,000       856,000
   Proceeds from exercise of warrants                      73,000        40,000
   Proceeds from loans                                     30,000       282,385
   Repayment of loan                                      (23,910)      (47,820)
   Proceeds from convertible debt                          16,000            --
   Payments to minority interests                          (6,514)      (81,704)
   Proceeds from minority interest                         82,893            --
                                                      -----------   -----------

   Net cash provided by
     financing activities                                 970,469     1,048,861
                                                      -----------   -----------

   Net increase (decrease) in cash                         59,180       (49,070)
   Cash - Beginning of period                              67,042       113,780
                                                      -----------   -----------
   Cash - End of period                               $   126,222   $    64,710
                                                      ===========   ===========

See Notes to unaudited Consolidated Financial Statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                               Nine Months
                                                            Ended September 30,
                                                          ----------------------
                                                             2006        2005
                                                          ---------   ----------
Supplementary information:
  Cash paid during year for:
     Interest                                             $   1,564   $  10,445
                                                          =========   =========
     Income taxes                                         $      --   $      --
                                                          =========   =========

Changes in operating assets and liabilities consists of:
 (Increase) in accounts receivable                         (280,317)         --
 (Increase) decrease  in prepaid expenses                    17,809     (26,556)
 (Increase) decrease  in deposits                                --      79,834
 (Increase)  in other assets                                     --        (852)
  Increase in accounts payable
     and accrued expenses                                   108,124     425,557
                                                          ---------   ---------
                                                          $(154,384)  $ 477,983
                                                          =========   =========
Non-cash financing activities:

Issuance of common stock for debt                         $ 357,074   $ 192,500
                                                          =========   =========

Issuance of common stock for settlement                   $  42,750   $      --
                                                          =========   =========

Issuance of common stock for services                     $ 400,391   $      --
                                                          =========   =========

Issuance of common stock for intellectual
     property rights                                      $      --   $  93,000
                                                          =========   =========



See Notes to unaudited Consolidated Financial Statements

                       DELTA MUTUAL INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Delta Mutual, Inc. and subsidiaries ("Delta" or the "Company") are engaged in providing environmental and construction technologies and services to certain geographic reporting segments in the Far East, the Middle East, the United States and Puerto Rico.

BASIS OF PRESENTATION

The consolidated balance sheets as of September 30, 2006, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments(consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

The consolidated financial statements for the period ended September 30, 2006 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Far East (Indonesia)

In Indonesia, the Company formed a local joint venture company to commence energy and waste recovery operations. The joint venture company, PT. Triyudha - Envirotech, began operations on December 15, 2005, pursuant to a contract with Pertamina. During the third quarter, the operation processed the final 190 metric tons of oil sludge from designated sludge pools under the initial 3,000 metric ton contract. We expect to be awarded a second contract before year-end and begin processing operations in 2007.

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

In August 2005, Delta-Envirotech reached a working agreement to provide a turn-key factory to manufacture insulating concrete wall forming (ICF) products for the building industry. During the first quarter of 2006, a memorandum of understanding was signed that provides for two additional ICF factories in the Middle East. A detailed proposal for the first factory was submitted and a letter of intent issued by a potential purchaser in August 2006. The potential purchaser has applied for the required permits prior to issuing a final purchase order.

In August 2005, an additional working agreement was reached with a private Saudi Arabia company, on the structure of a proposed operation to recover silver from used x-ray film. During the second quarter of 2006, a letter of intent was signed to supply the equipment to the Saudi Gulf Environmental Protection Company (SEPCO) subject to environmental authority approval. An equipment inspection in the US, as part of the environmental authority approval process, is pending.

During the first quarter of 2006, Delta-Envirotech secured the Middle East distribution rights for an organic emulsifier used in the petroleum industry. Testing of these products, for environmental approval and performance validation, is expected to take place during the fourth quarter of 2006.

In August 2006, Delta-Envirotech expanded it scope of products and services in the Middle East by securing the exclusive rights to a gas imaging product that detects harmful gasses produced by oilfield and refinery operations.

United States

In August 2005, the Company acquired, through a wholly-owned subsidiary, intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system. In addition to the patent filing, the Company engaged a technical consultant and a business development consultant to further the design and development of the Company's ICF products. The mold required to produce the new product was completed in July and production began in August 2006. Production samples are currently undergoing testing for adherence to design specifications.

Puerto Rico

The initial project for approximately 270 homes in Aguadilla was not approved and the property owners are evaluating alternative courses of action on this project.

In December 2004, the Company formed a second joint venture, and secured the rights to a 40-acre tract to build approximately 300 homes as part of a 150-acre development located in Guayanilla for a second Section 124 project. The master plan for this entire project has been submitted to the Planning Board by the project's developer.

The Company is also actively seeking a suitable parcel of land for a new low income housing project that is already zoned for residential housing and approved for the Section 124 program.


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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options and common stock purchase warrants. As of September 30, 2006, there were 3,616,587 potential common shares related to convertible debt, 8,778,000 potential common shares related to stock options and no potential common shares related to common stock purchase warrants issued by the Company. As of September 30, 2005 there were 10,103,200 potential common shares related to convertible debt; 6,500,000 potential common shares related to stock options and 7,580,000 potential common shares related to common stock purchase warrants issued by the Company.

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

Prior to January 1, 2006, the Company adopted the disclosure provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for the nine and three months ended September 30, 2005, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                   For the nine months For the three months
                                   ended September 30, ended September 30,
                                  -------------------- --------------------
                                         2005                  2005
                                  -------------------   -------------------

Net loss-as reported              $        (2,629,591)  $        (1,343,091)

  Deduct:  Total stock-based
           employee compensation
           expense determined
           under the fair value
           based method for all
           awards, net of taxes             1,441,500               480,500
                                  -------------------   -------------------
Net loss-pro forma                $        (4,071,091)  $        (1,823,591)
                                  ===================   ===================
Loss per common share
  basic and diluted -
  as reported                     $             (0.11)  $             (0.05)

Loss per common share
  basic and diluted-
  pro forma                       $             (0.17)  $             (0.07)



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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income. The translation gains or losses were not material for the nine months and three months ended September 30, 2006 and 2005.

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

NEW FINANCIAL ACCOUNTING STANDARDS


In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB No. 108 (September 13, 2006). The Company is currently evaluating the impact that SAB No. 108 could have on its results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans," an amendment of FASB Statements No. 87, 88, 106 and 132(R). FASB 158 will require employers to recognize their defined benefit plans' overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The Company is evaluating SFAS No. 158 and has not determined the impact it will have on its consolidated financial statements as of and for the year ended December 31, 2006.


In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities using fair value. The new Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation Requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not." FIN 48 also requires explicit disclosures about Uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006, The implementation of FIN 48 could have a material effect on the consolidated balance sheets and results of operations but the effect of such implementation is not determinable at this time.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," that required compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $438,750 during the nine months ended September 30, 2006. The adoption of SFAS 123(R) did have a material effect on the consolidated balance sheets as of September 30, 2006 and the consolidated statements of cash flows for the nine months ended September 30, 2006.

2. PROPERTY AND EQUIPMENT

                       September 30, 2006
                       ------------------

Equipment               $     497,135
Leasehold improvements          7,807
                        -------------
                              504,942

Less accumulated
Depreciation                   38,584
                        -------------

                        $     466,358
                        =============

Depreciation expense for the nine months and three months ended September 30, 2006 and 2005, amounted to $30,499 and $11,178; and $2,019 and $760, respectively.

3. INTANGIBLE ASSETS

Intellectual property costs are intellectual property included in a patent application. If the patent is not issued, the Company will write-off the unamortized amounts immediately. Other intangibles are being amortized over 20 years. Amortization expense was $5,363 and $1,788; and $2,722 and $1,304 for the nine months and three months ended September 30, 2006 and 2005, respectively. Other intangible assets consist of the following:


                                                September 30, 2006

                                        Gross Carrying        Accumulated
                                            Amount            Amortization
                                        ---------------      --------------
      Intellectual property costs       $       143,000      $        7,746
      Organization Costs                          2,834               2,834
                                        ---------------      --------------
                                        $       145,834      $       10,580
                                        ===============      ==============

Estimated amortization expense for intangible assets for the next five years is as follows:


                                          Estimated
                                         Year Ending          Amortization
                                         December 31,           Expense
                                        --------------       -------------
                                             2006            $      1,787
                                             2007                   7,150
                                             2008                   7,150
                                             2009                   7,150
                                             2010                   7,150

2006 represents amortization from October 1, 2006 through December 31, 2006.

4.    INVESTMENT IN JOINT VENTURES

a) In December 2003, the Company formed a joint venture project to develop government sponsored, Section 124, low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and the 75% majority owner of a limited partnership, Delta Development Partners, LP, that holds the 85% majority share of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. The operations of the joint venture have been consolidated with the Company for the nine months ended September 30, 2006 and 2005, respectively.

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

      The operations of the joint venture have been consolidated with the Company for the nine months ended September 30, 2006 and 2005. Delta-Envirotech, Inc. meets the definition of a Variable Interest Entity as defined in Financial Accounting Standards Board Interpretation No. 46 (FIN 46),"Consolidation of Variable Interest Entities" requiring the primary beneficiaries of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs the majority of the expected losses of the entity or receives a majority of the entity's expected residual return, or both, as a result of ownership, contractual or other financial interest in the entity.

      See Note 1 of Notes to Unaudited Consolidated Financial Statements for information regarding accounting for minority interests.

c) Minority interests primarily consist of ownership interest in Delta-Envirotech, Inc.; Delta Development Partners, L.P.; Delta Development Partners II, L.P.; PT Triyudha - Envirotech; Delta Developers Corp. and Delta Developers Guayanilla Corp. The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the nine months ended September 30, 2006 and 2005. There are excess losses not absorbed by the minority interests due to limitations of their capital contributions. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's balance sheets represents the minority interests as of September 30, 2006.

      The following represents a schedule of minority interests as of September 30,

                                                      2006
                                                   -----------
       Delta Development Partners L.P.             $   145,146
       Delta Development Partners II, L.P.              39,741
       Delta Developers Guayanilla, Corp.                   --
       Delta-Envirotech, Inc.                               --
       PT Triyudha - Envirotech                        205,870
       Delta Developers Corp.                           57,585
                                                  ------------
                                                  $    448,342
                                                  ============

5. NOTES PAYABLE

On April 5, 2005, the Company issued 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Pursuant to note modification agreements, the maturity dates of these notes was extended to September 2006. In September 2006, by further amendment, these notes became payable on written demand by the lenders. Interest expense for the nine months and three months ended September 30, 2006 and 2005 amounted to $12,639 and $4,213; and $8,311 and $4,341, respectively. As of September 30, 2006 and 2005, accrued interest of $16,795 and $-0- is included in accrued interest expense on the Company's consolidated balance sheets.

6. CONVERTIBLE DEBT

      During the year ended December 31, 2004, the Company issued convertible notes in the principal amounts of $961,400. The convertible notes had interest rates from 4% to 6% and matured at various dates between May 12, 2006 and January 16, 2007. Theses notes are convertible into common stock at a conversion price of $0.05 to $0.125 per share. The maturity dates of two notes that originally matured in May 2006 have been extended until November 2006. The note with the maturity date of January 17, 2006, was converted into shares of common stock in the second quarter of 2006. A portion of these convertible notes, in the principal amount of $444,000, have an initial conversion price of $0.05 per share subject to adjustment if the Company issues common stock at a price below $0.05 per share. On September 16, 2004, the Company's board of directors resolved to prohibit the issuance of shares of common stock at a price below $0.05 per share for as long as any of the $444,000 convertible notes are outstanding.

      In connection with the issuance of the $444,000 convertible notes, the Company issued 8,880,000 common stock purchase warrants at an exercise price of $0.10 per share. The warrants expired March 31, 2006.

      The Company accounted for the warrants and the convertible debt with detachable warrants in accordance with Emerging Issues Task Force 00-27 and 00-19 and SFAS No. 33. The Company performed calculations allocating the proceeds of convertible debt with detachable warrants to each respective security at their fair values. The Company used the conversion value of the convertible debt and calculated fair value of the warrants using the Black-Scholes valuation model for its estimate of fair value. The Company compared the allocated proceeds of the convertible debt to the difference between its conversion value and face amount. The calculated fair value of the convertible debt of $722,855 was recorded as the value of the Beneficial Conversion Feature and accordingly credited to Additional Paid-in Capital. The value of the warrants of $235,545 was recorded as a reduction of the convertible debt. The convertible debt was recorded at zero. The convertible debt will be accreted to its current face value of $359,740, after 2004 and 2005 conversions, under the interest method per APB No. 21 until it is either converted or matures. As of September 30 2006, the accretion amounted to $354,127, all of which is current.

      During the year ended December 31, 2005 and 2004, the note holders converted $232,500 and $70,000 into 4,650,000 and 1,400,000 shares of common stock, respectively. During the nine months ended September 30, 2006, the noteholders converted an additional $255,160 principal amount into 4,753,280 shares of common stock. As of September 30, 2006, one of convertible notes in the principal amount of $60,000, became payable on demand because it was not converted on or before the maturity date. At September 30, 2006, the Company's outstanding convertible notes were convertible into 3,616,587 shares of common stock.

      On May 3, 2006, the Company issued a convertible note to a related party in the principal amount of $16,000. The note bears interest at 6% per annum and matures on November 3, 2007. The note is convertible into common stock at a conversion price of $0.06 per share.

      The following table shows the maturities by year of total face amount of the long-term convertible debt obligations at September 30, 2006:


                                          2006             $  343,740
                                          2007                 16,000
                                                           -----------
                                                              359,740
                                                           ===========


      For the nine months and the three months ended September 30, 2006 and 2005, the Company recorded interest expense of $20,220 and $5,488; and $30,135 and $9,701, respectively. As of September 30, 2006 and 2005, accrued interest of $42,396 and $37,446, respectively, is included in accrued expenses on the Company's consolidated balance sheets.

7. ACCRUED EXPENSES

      Accrued expenses consist of the following:

                         September 30
                            2006
                          --------
Professional fees         $ 80,167
Interest expense            59,863
Payroll Expense            241,320
Payroll expense officers   303,511
Payroll tax expense         34,820
Other accrued expenses     136,682
                          --------
                          $856,363
                          ========

8. LOANS FROM RELATED PARTIES

      On March 22, 2005, the Company borrowed $71,731 from a shareholder of the Company, with interest at 6% per annum and the principal and interest due in three equal installments on June 21, September 19, and December 20, 2005. On May 6, 2005, the Company paid the first installment consisting of $23,910 principal and $1,105 interest. On September 19, 2005, the Company paid the second installment consisting of $23,910 principal and $1,029 interest. The note was amended on December 16, 2005 to extend the final installment payment until February 20, 2006. On February 3, 2006, the Company made the final payment consisting of $23,910 of principal and $1,563 of accrued interest. Interest expense for the nine months and the three months ended September 30, 2006 and 2005 amounted to $2,264 and $1,073; and $349 and $-0-, respectively.

      On May 17, 2006, the Company borrowed $30,000 from a shareholder of the Company, at interest of 6% per annum with the principal and interest due on May 17, 2008. Interest expense for the nine months ended September 30, 2006 amounted to $672. The balance due to the shareholder is included in Notes Payable on the Company's consolidated balance sheets at September 30, 2006.

9. RELATED PARTY TRANSACTIONS

a) The Company's subsidiary, Delta-Envirotech, Inc. ("Envirotech") pays monthly office rent to David Razmara, the president of Envirotech and a shareholder of the Company, in the amount of $1,000. The rent expense for the nine months ended September 30, 2006 and 2005 amounted to $9,000 and $-0-, respectively.

b) As of September 30, 2006, Delta Developers Corp., a majority-owned subsidiary of the Company, eliminated $203,000 of management fees payable to a related party, because the Company's initial low income housing project in Puerto Rico had been disapproved.

10. STOCKHOLDERS' DEFICIENCY

      The Company issues shares of common stock for services or repayment of debt valued at fair market value at time of issuance.

a) For the nine months ended September 30, 2006, the Company issued 4,753,280 shares of common stock upon the conversion of convertible notes in the original principal amount of $337,203, valued at $0.05 - $0.125 per share, and issued 397,426 shares of common stock for payment of accrued interest in the amount of $19,871, valued at $0.05 per share. For the nine months ended September 30, 2005, the Company issued 4,520,000 shares of common stock upon the conversion of convertible notes in the principal amount of $226,000 valued at $0.05 per share, and 175,354 shares of common stock for payment of accrued interest in the amount of $8,767, also valued at $0.05 per share; and issued 233,280 shares of common stock upon the partial conversion of a convertible note in the principal amount of $29,160 valued at $0.125 per share.

b) For the nine months ended September 30, 2006, the Company issued 2,051,730 shares of common stock for services valued at $400,391 at a price per share of $0.08 - $0.38. For the nine months ended September 30, 2005, the Company issued 2,496,674 shares of common stock for services valued at $1,009,315, at prices per share of $0.30 - $0.66.

c) For the nine months ended September 30, 2006, the Company sold 13,126,667 shares of common stock and issued 55,545 shares of common stock as associated commissions for net proceeds of $634,500, valued at $0.05 - $0.12 per share. For the nine months ended September 30, 2005, the Company sold 2,853,334 shares of common stock for net proceeds of $726,635, valued at $0.30 per share.

d) For the nine months ended September 30, 2006, the Company issued 730,000 shares of common stock upon the exercise of the Company's common stock purchase warrants at a conversion price of $73,000, valued at $0.10 per share. For the nine months ended September 30, 2005, the Company issued 500,000 shares of common stock upon the exercise of the Company's common stock purchase warrants at a conversion price of $50,000, valued at $0.10 per share.

e) For the nine months ended September 30, 2005, the Company issued, to five employees, 613,000 shares of common stock, in the aggregate, from the Company's 2001 Employee Stock Option Plan (the " 2001 Plan"), for $61,300, valued at $0.10 per share. There were no shares of common stock from the 2001 Plan issued during the nine months ended September 30, 2006.

f) For the nine months ended September 30, 2006, the Company issued 225,000 shares of common stock in settlement of a lawsuit for $42,750, valued at $0.19 per share, which expense was included in the Company's consolidated statements of operations for the year ended December 31, 2005.

11.   BUSINESS SEGMENT INFORMATION

      The Company operates in four reportable segments. The segments are geographic and include the Far East (Indonesia), the Middle East, North America (United States) and Puerto Rico. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.


      The following is a summary of key financial data:

                                  Nine Months             Three Months
                              ended September 30        ended September 30
                              2006          2005         2006        2005
                           -----------------------   ------------------------

Total Revenue:

            North America     $    --           --       $    --           --
            Indonesia         279,870           --        19,166           --
            Middle East            --           --            --           --
            Puerto Rico            --           --            --           --
                          -----------  -----------   -----------   ----------
                             $279,870           --      $ 19,166           --
                          ===========  ===========   ===========   ==========

Income (loss) from Operations:

           North America  $(1,670,309)  $(2,116,772)  $  (592,998)  $(1,219,030)
           Indonesia           65,453            --        (9,866)           --
           Middle East        (44,100)           --       (14,700)           --
           Puerto Rico         (9,359)           --       141,679            --
                          -----------   -----------   -----------   -----------
                          $(1,658,315) $(2,116,772) $ (475,885)     $(1,219,030)
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

On September 30, 2006, the Company had one share-based compensation plan, which is described below. During the first nine months of 2006, the adoption of SFAS No.123(R) resulted in incremental stock-based compensation expense of $438,750. The incremental stock-based compensation expense caused earnings before provision for income taxes and net earnings to decrease by $438,750, and basic and diluted earnings per common share to decrease by $0.01 per share.

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

Stock Option Plan

In December 2001, the Company's stockholders approved a stock option plan entitled the 2001 Employee Stock Option Plan (the "2001 Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance. In August 2004, the Company's stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of September 30, 2006, all shares under the 2001 Plan had been issued, and 1,222,000 shares of common stock remained available for issuance under the 2004 Plan.

The Company was also authorized to issue shares of stock to its employees from its 2001 Employee Stock Option Plan (the "2001 Plan"). The Company expensed the issuance of stock awards in accordance with SFAS No. 123. Shares issued from the 2001 Plan were expensed at the time of issuance, as common stock issued had no restrictions to the employees. The Company issued no stock awards to employees from the 2001 Plan during the nine months ended September 30, 2006 and issued 613,000 shares to five employees during the similar period of 2005. The shares issued were at fair market value as compensation to employees. The Company recorded compensation expense of $-0- and $61,300 in the Company's consolidated statements of operations for the nine months ended September 30, 2006 and 2005, respectively.

The Company issues shares of its common stock to employees and non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the nine months ended September 30, 2006, the Company issued 2,051,730 common shares, and recorded expense of $400,391, of which $250,000 was included in prepaid expenses on the consolidated balance sheets at September 30, 2006, in conjunction with the issuance of these shares.

On February 17, 2006, the Company issued 778,000 stock options to five employees. The Company recorded an expense of $447,435 which is included in the consolidated statements of operations for the nine months ended September 30, 2006.

On July 3, 2006, the Company cancelled options to purchase a total of 7,978,000 shares of common stock granted in November 2004, December 2005 and February 2006 to four employees and an employee of a subsidiary from the Company's 2004 Plan. Exercise prices for these options ranged from $0.17 to $0.25 per share. On July 3, 2006, the Company replaced these cancelled options by granting 7,978,000 new stock options with an exercise price of $0.11 per share. In accordance with SFAS No. 123(R), the Company incurred a quarterly non-cash charge of approximately $44,000 beginning with the third quarter of 2006,that will extend over the five-year period of the option grants. This non-cash charge represents the incremental compensation cost associated with the issuance of the new stock option grants.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006: dividends yield of 0%, expected volatility of 116% and expected life of 10 years.


A summary of option activity under the 2004 Plan as of December 31, 2005 and changes during the nine months ended September 30, 2006 is presented below:

                                                                                Weighted
                                                                                 Average
                                                               Weighted         Remaining      Aggregate
                                                               Average         Contractual     Intrinsic
             Options                            Shares       Exercise Price        Term          Value
             -------                           ----------     ----------        ----------     ----------

Outstanding at January 1, 2006:                 8,000,000     $     0.25                --     $       --

Granted                                         8,756,000           0.12                --             --
Exercised                                              --             --                --             --
Forfeited, expired or cancelled:               (7,978,000)          0.24                --             --
                                               ----------
Outstanding at Sept 30, 2006                    8,778,000           0.12               4.3      1,120,920
Exercisable at Sept 30, 2006                    4,683,940           0.13               4.5        549,252




A summary of the status of the Company's non vested options as of December 31, 2005 and changes during the nine months ended September 30, 2006 is presented below:

                                                           Weighted-Average
                                                              Grant-Date
           Nonvested Options                  Options         Fair Value
           -----------------                  -------      ----------------

Nonvested at December 31, 2005:             1,000,000      $           0.25
Granted                                     4,847,060                  0.12
Vested                                       (525,000)                 0.25
Forfeited, expired or cancelled:           (1,228,000)                   --
                                           -----------     ----------------
Nonvested at September 30, 2006             4,094,060                  0.11


At September 30, 2006 there was $2,196,250 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 2 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $125,000 and $-0-, respectively.

A summary of the warrant activity as of December 31, 2005 and changes during the nine months ended September 30, 2006 is presented below:

                                                         Weighted
                                                          Average
                                            Weighted     Remaining    Aggregate
                                             Average    Contractual   Intrinsic
             Warrants        Shares     Exercise Price     Term         Value
             --------     -----------   --------------  -----------  -----------

Outstanding at
January 1, 2006             7,580,000     $      0.10           --   $       --
Granted                            --              --           --           --

Exercised                    (730,000)           0.10           --       47,400
Forfeited or expired       (6,850,000)           0.10           --           --
                          ------------
Outstanding at
 Sept 30, 2006                     --              --           --           --
                          ------------

Exercisable at
 Sept 30, 2006                     --              --           --           --
                          ------------

On March 31, 2006, 6,850,000 common stock warrants issued by the Company expired according to their terms without being exercised.



13. COMMITMENTS AND CONTINGENCIES

      Consulting Agreements

      On August 26, 2005, the Company entered into a consulting agreement with Juan B. Rodriguez Pagan ("Rodriguez") to provide certain services and assistance to the Company in developing its construction and building materials businesses. The Company agreed to pay Rodriguez 48 monthly payments of $6,000 over the four-year term of the agreement and issue him shares of common stock upon his execution of the agreement and at subsequent intervals during the term of the agreement. As of September 30, 2006, the Company issued Rodriguez $516,000 of its common stock. In addition, Rodriguez is entitled to a commission of 5% of the sales of Delta Technologies, Inc. Either party may terminate the agreement upon written notice, however, if the Company terminates the agreement, Rodriguez is entitled to all of the remaining monthly payments he would have been entitled to receive during the term of the agreement.

      For the nine months ended September 30, 2006, consulting fees of $30,000 are included in accrued expenses on the Company's consolidated statements of operations. For the nine months ended September 30, 2006, the Company expensed $141,750 in consulting fees in conjunction with the issuance of common stock to Rodriguez. The remainder of the stock value of $295,250 is included as a prepaid expense on the Company's consolidated balance sheets.


      On August 26, 2005, Delta Technologies, Inc., a wholly-owned subsidiary of the Company ("Technologies"), entered into a consulting agreement with Richard F. Straub, Jr. ("Straub") for a period of three years, to provide ongoing technical assistance and support in the production of Technologies' insulating concrete wall forming products. Technologies agreed to pay Straub $4,400 per month over the term of the agreement and issue him shares of common stock at subsequent intervals during the term of the agreement. As of September 30, 2006, 131,578 shares with a value of $50,000 have been issued. Technologies can terminate the agreement at any time, but only for cause (defined, among other things, as a breach of the agreement by Straub). In the event of termination for cause, Technologies has no further liability to Straub.

      For the nine months ended September 30, 2006, consulting fees of $39,600 have been expensed and $4,167 of the stock value is included in accrued expenses on the Company's consolidated statement of operations.

14.   SUBSEQUENT EVENTS

a) In October 2006, the Company issued 45,000 shares of common stock to a consultant for consulting services performed in the previous quarter and valued, in the aggregate, at $12,000 or $0.27 per share.

b) At September 30, 2006, the Company's Consolidated Balance Sheets reflected $164,500 classified as "Deferred stock purchases." On October 30, 2006, the Company sold 4,000,000 shares of common stock to two stockholders for net proceeds of $180,000, after paying associated commissions, and the entire amount classified as deferred stock purchases was applied to the gross purchase price of the shares sold.


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

RESULTS OF OPERATIONS

During the nine months ended September 30, 2006, we had revenue of $279,870 but incurred a net loss of $1,976,112 because our revenue was not sufficient to offset operating expenses. The loss in the first nine months was primarily attributable to general and administrative expenses of approximately $1,826,000, including consulting and professional fees of approximately $586,000, non-cash compensation of $262,000 and compensatory element of stock options of $698,000. In addition, we had accretion of convertible debt of approximately $170,000, and an increase in cost of sales of about $113,000.

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

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

The net loss decreased from approximately $2,692,591 for the nine months ended September 30, 2005 to approximately $1,976,000 for the nine months ended September 30, 2006.

The items of significant increase or decrease in the nine months ended September 30, 2006 over the comparable period of the prior year were an increase in cost of sales of approximately $113,000; a decrease in general and administrative expense from approximately $2,117,000 in 2005 to approximately $1,826,000; a decrease in accretion of convertible debt from approximately $317,000 to $170,000; a decrease in interest expense from approximately $119,000 to $33,000 for the nine months ended September 30, 2006; and an increase in the minority share of income of consolidated subsidiaries from approximately $77,000 in 2005 to approximately $115,000 for the nine months ended September 30, 2006.

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

We intend to continue our operations in the Far East. Additional capital is required to continue these operations as well as our planned operations in Saudi Arabia and the United States. Our first low-income housing project in Puerto Rico was rejected for re-zoning and cannot go forward as submitted. While the property owners are currently evaluating alternative courses of action with respect to this project, we are seeking a suitable parcel of land for a new, low income housing project.

Far East (Indonesia)

In Indonesia, we formed a local joint venture company to commence energy and waste recovery operations. The joint venture company, PT. Triyudha-Envirotech, began operations on December 15, 2005, pursuant to a contract with Pertamina. During the third quarter, the operation processed the remaining 190 metric tons of oil sludge from designated sludge pools under the initial 3,000 metric ton contract. We expect to be awarded a second contract before year-end and begin processing operations in 2007.

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

During July 2006, representatives of one of the potential purchasers of a turn-key ICF factory conducted a site visit to similar factory in Kuwait. Subsequently, a detailed proposal was prepared and submitted to the potential purchaser by Envirotech. This resulted in a Letter of Intent from the potential purchaser issued on September 27, 2006. The purchaser is in the process of obtaining the required permits prior to issuing the final purchase order.

On July 18, the Company announced that Envirotech has expanded its product line by securing the master distribution rights for the Middle East, among other areas, for environmentally friendly organic emulsifiers used in oil tank cleaning and to enhance oil well production. Testing of these products is currently scheduled to take place during the fourth quarter of 2006 for the purpose of receiving environmental approvals and to validate the product performance.

During the second quarter of 2006, a Letter of Intent was signed to supply equipment to the Saudi Gulf Environmental Protection Company (SEPCO)to recover silver from used x-ray film, subject to approval from the Saudi environmental authority (PME). PME was scheduled to inspect this equipment in the US in late August 2006 for the purpose of issuing its approval. The inspection visit has been delayed due to the availability of the inspectors.

In August 2006, we announced that Envirotech expanded it product and service offerings by securing the exclusive Middle East distribution rights for an infrared gas imaging product that detects and visualizes harmful gasses produced by oilfield and refinery operations.

United States

On August 26, 2005, we acquired, through a wholly-owned subsidiary, certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system. The innovative and patent pending design of the system allows for integrated attachment strips molded into the inner and outer surfaces and superior "R" Value of the block itself. In addition to the patent filing, the Company engaged a technical consultant and a business development consultant to further the design and development of the Company's ICF products. The mold that is required to produce the new product was completed in July 2006. Initial production began on September 15, 2006. These first production blocks are currently undergoing internal inspection and testing to ensure adherence to design specifications.

Puerto Rico

We plan to pursue low income housing development in Puerto Rico. Our initial project for approximately 270 homes on a 36 acre tract in Aguadilla was rejected by the Planning Board. Subsequent appeals to change the zoning of the land were also unsuccessful. In July 2006, we were notified that the Supreme Court of Puerto Rico denied a motion by the property owners to review the previous decisions. As submitted, this project, known as " Brisas del Atlantico," can not proceed. The property owners are currently evaluating whether or not to submit a new project on this property, possibly including some non-Section 124 housing, as well as other possible courses of action. Because this initial project was not approved, we eliminated $203,000 of management fees associated with this project, payable to a related party, as of September 30, 2006.

Our second majority owned joint venture was established to build approximately 300 Section 124 homes on a 40 acre tract located in Guayanilla. This tract of land is part of a 150 acre development that will also include other residential properties, commercial/retail buildings and a hotel. The project's developer has submitted the master plan to the Planning Board for its initial evaluation and comments.

In addition, we are actively seeking a suitable parcel of land for a new low income housing development that is already approved for Section 124 housing and zoned for residential housing.

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

At September 30, 2006, we had a working capital deficit of $946,573 compared with $1,133,016 at September 30, 2005. The decrease in our working capital deficit is a result of an increase of approximately $566,000 in current assets primarily comprised of increases in cash and prepaid expenses at September 30, 2006 compared to the prior year period, and an increase of approximately $300,000 in accounts receivable. The increase in current assets was offset by increases in accrued expenses and notes payable compared to the prior year period and the accretion of convertible debt. Since we have limited sources of revenue, our working capital deficit will continue until we have sufficient revenue to reduce our accounts payable and accrued expenses. Presently, although we have some revenue, we are dependent upon private placements of our stock and loans from private investors for funding.

In the nine month period ended September 30, 2006, we raised $634,500 of equity capital through the sale of 13,126,667 shares of common stock. In addition, we raised $73,000 through the exercise of our common stock warrants and borrowed $46,000 from two shareholders, to provide financing for our activities. In October 2006, we sold 4,000,000 shares of common stock for $180,000, of which $164,500 had been received and recorded as a deferred stock purchase as of September 30, 2006.

ASSETS

At September 30, 2006, we had total assets of $1,324,842, compared to total assets of $759,708 at September 30, 2005. Current assets, as of September 30, 2006, increased to approximately $722,000 due to increases in cash, accounts receivable and prepaid expenses. Fixed assets, compared to the prior year period, decreased by approximately $157,000 resulting from an increase in fixed assets offset by a subsequent write off of capitalized construction costs.

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

Other Matters


Accounting Pronouncements


In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB No. 108 (September 13, 2006). The Company is currently evaluating the impact that SAB No. 108 could have on its results of operations or financial condition.


In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans," an amendment of FASB Statements No. 87, 88, 106 and 132(R). FASB 158 will require employers to recognize their defined benefit plans' overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The Company is evaluating SFAS No. 158 and has not determined the impact it will have on its consolidated financial statements as of and for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities using fair value. The new Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.


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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," that required compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $292,500 during the nine months ended September 30, 2006. The adoption of SFAS 123(R) did have a material effect on the consolidated balance sheets as of September 30, 2006 and the consolidated statements of cash flows for the nine months ended September 30, 2006.

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income. The translation gains or losses were not material for the nine months and the three months ended September 30, 2006 and 2005.

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

(b) Changes in internal controls over financial reporting. During the Company's first quarter of fiscal 2006, we expanded our disclosure controls and procedures in certain respects; such expansion is reasonably likely to materially affect the Company's internal controls over financial reporting. In the first quarter of fiscal 2006, we initiated a review procedure that included discussion of the pertinent accounting and disclosure issues by a group including the Chief Executive Officer(and sole director), the Chief Financial Officer, outside counsel and the Company's independent auditors. The Company's internal controls and procedures also have been, and will in the future continue to be, reviewed by the Company's independent auditors in connect with their audit work.



PART II - OTHER INFORMATION

ITEM 5. Other Information




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

Dated:  November 10, 2006

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