Form 10KSB
period 2006-12-31
DELTA MUTUAL INC
filed 2007-04-02
CIK 1112985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2006.

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [_]

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No


      Issuer's revenue for its fiscal year ended December 31, 2006: $279,870.

      Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of March 28, 2006: $3,106,144 (See Item 5)

      Number of shares outstanding of registrant's Common Stock, par value $.0001, as of March 28, 2007: 62,272,286 shares of Common Stock (See Item 11)

      Documents incorporated by reference: NONE

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                     PART I

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward- looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-KSB, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2007, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

GENERAL

We were incorporated under the name Delta Mutual, Inc. on November 17, 1999, in the State of Delaware with the purpose of providing mortgage services through the Internet. Since current management joined the Company in 2003, we have established business operations focused on providing environmental and construction technologies and services to specific geographic reporting segments in the Far East, the Middle East, the United States and Puerto Rico.

Our offices are located at 111 North Branch Street, Sellersville, PA 18960. Our telephone number is (215) 258-2800. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTM.OB".

Business Plan

Since 2003, we have established a wholly owned subsidiary, a joint venture and limited partnerships. This structure is primarily for the establishment of business operations focused on providing construction and environmental technologies and services to specific geographic business reporting segments in the Far East, the Middle East, the United States and Puerto Rico.

The Company established a joint venture subsidiary primarily to conduct business operations focused on providing environmental and construction technologies and services in the Far East and the Middle East. In the United States, we established a wholly owned subsidiary for development of construction technologies. In Puerto Rico, we have established limited partnerships for housing development.

Our environmental remediation operations are carried out through Delta-Envirotech, Inc., a joint venture company formed in January 2004, with Hi Tech Consulting and Construction, Inc., to provide environmental technology services for certain business segments located in the Far East and the Middle East. We have operating control of, and a forty-five percent ownership interest in, Delta-Envirotech. We have entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support the Company's worldwide activities and have these technologies available.

Our wholly owned subsidiary, Delta Technologies, Inc., acquired intellectual property and designed machine tool equipment to manufacture an innovative concrete wall forming system. This system, known as Delta Wall, was developed for the United States housing construction industry as well as for use in residential housing construction projects in Puerto Rico.

We formed limited partnerships to conduct our housing development activities in Puerto Rico for residential construction under the Section 124 low-income housing program.

Far East (Indonesia)

In Indonesia, we formed a local joint venture company to conduct energy and waste recovery operations. The joint venture company, PT Triyudha-Envirotech, began operations in December 2005, pursuant to a contract with Pertamina, the state owned oil company. We successfully completed the initial contract to process 3,000 tons of oil sludge, in October 2006. We are currently negotiating a second contract to process an unlimited amount of oil sludge at the same refinery over a 12-month period.

Our joint venture's processing facility, located in Indramayu, Java, at the Balengan Refinery, consists of sludge and water treatment holding tanks, a centrifuge processing unit, an oil recovery tank, a water discharge pipeline into the refinery waste water treatment facility and a self contained electrical generator. All equipment was procured locally. The sludge is treated with approved chemical emulsifiers that assist in breaking down the sludge. The treated liquid is heated and enters into the centrifuge unit and is subjected to approximately 500 G's of force, which separates the sludge into its components. The separated oil rises to the top where it is recovered into an oil holding tank. The water is sent via pipeline back to the refinery's water treatment system for re-use. All of the equipment has been approved by the government environmental authorities. The facility has the capacity to process 200 metric tons of oil sludge per day, depending on the density of the sludge.

Middle East

In January 2004, we entered into a strategic alliance agreement between our environmental remediation joint venture, Delta-Envirotech, Inc. ("Envirotech"), and ZAFF International, Ltd. ("ZAFF"), to jointly pursue environmental and other projects in the Middle East. In November 2004, ZAFF received its operating license from the Saudi Arabia environmental authorities to employ all environmental technologies held by Envirotech.

In August 2005, we reached a working agreement to provide equipment to manufacture insulating concrete form (ICF) products for the building industry in Saudi Arabia. In the first quarter of 2006, a memorandum of understanding was signed that provided for two additional ICF factories. In July 2006, Envirotech submitted a detailed proposal to the potential purchaser that resulted in a Letter of Intent from the purchaser in September 2006.

On March 8, 2007, we received the purchase agreement to supply machinery, equipment and other components and services for an ICF factory that will be located in Saudi Arabia. This is our first project in Saudi Arabia and our largest to date, valued at $3,369,000.

The equipment specified in the agreement consists of several ICF technologies including our Delta Wall system. Under the terms of the agreement, payment will be made by a letter of credit in four installments. We currently anticipate that the letter of credit will be opened in the second quarter of 2007 and expect the final payment in the first quarter of 2008.

On July 18, 2006 the Company announced that Envirotech had expanded its product line by securing the master distribution rights for the Middle East, among other areas, for environmentally friendly organic emulsifiers used in oil tank cleaning and to enhance oil well production. The products are scheduled to be tested in an oil storage tank in Ras Tanura, Saudi Arabia during the second quarter of 2007. An oil well test application in Al Khafji, Saudi Arabia is also scheduled during the second quarter.

In August 2006, we announced that Envirotech further expanded it product and service offerings by securing the exclusive Middle East distribution rights for an infrared gas-imaging product that detects and visualizes harmful gasses produced by oilfield and refinery operations. The gas-imaging product is currently under evaluation by ARAMCO, the Saudi government oil company. We believe that if the evaluation is satisfactory, ARAMCO will purchase a unit.

During the fourth quarter 2006, Envirotech issued proposals for oil sludge processing and recovery activities, using our combined technologies, for three sites in the Middle East. These proposals are currently undergoing technical and economic evaluation.

In August 2005, we reached a working agreement to provide technology and equipment, on a turn-key basis, to recover silver from used x-ray film with the Saudi Gulf Environmental Protection Company (SEPCO). During the second quarter of 2006, a Letter of Intent was signed, subject to approval from the Saudi environmental authority (PME). An inspection of this equipment in the U.S. was scheduled by PME for the third quarter of 2006, for the purpose of issuing its approval. Prior to the final inspection visit, SEPCO determined that the amount of used x-ray film in country was not sufficient to justify its investment in the processing equipment.

United States

In August 2005, we acquired, through Delta Technologies, Inc., certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system called Delta Wall. In addition to the patent filing, the Company engaged a technical consultant and a business development consultant to further the design and development of the Company's ICF products.

The machine tool equipment required to produce the new Delta Wall product was completed in July 2006 and initial production began on September 15. In December 2006, we engaged an independent testing laboratory to evaluate our Delta Wall product for the purpose of applying for approval under the International Commercial Code (ICC). This evaluation is in process. ICC approval of our Delta Wall product will facilitate local, national and international approvals.

Puerto Rico

We are pursuing low-income housing development in Puerto Rico. In November 2006, we formed a new limited partnership, of which we are the general partner and 35% owner, to acquire a suitable parcel of land for low income housing development approved for Section 124 housing and zoned for residential construction. In January 2007, we acquired an option, subject to bank financing, to purchase a 13 acre site located in Toa Alta for the planned development of approximately 338 residential housing units. The housing development project proposed on this property was initiated by the property owner and has been approved under the
Section 124 program and is zoned for residential housing. We are currently in the process of securing bank financing for the property acquisition and the first phase of the housing construction.

Our initial Section 124 housing project for approximately 270 homes on a 36 acre tract in Aguadilla , known as " Brisas del Atlantico," was ultimately rejected for re-zoning and has been discontinued.

Our second majority owned joint venture was established in conjunction with another developer, to build approximately 300 Section 124 homes on a 40 acre tract located in Guayanilla. In March 2007, the project's developer informed us that he does not intend to proceed with the development of this property. Accordingly, we are in the process of discontinuing our activities associated with this project.

COMPETITION

Until we have successfully obtained the full amount of debt or equity financing required to fund our projected business operations, it is difficult to compete with large, well-capitalized companies for governmental or private sector environmental remediation contracts. Many of these contracts require significant up-front expenditures on behalf of the firm awarded the contract.

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

Our planned housing construction activity in Puerto Rico also faces intense competition from larger, better-financed developers and construction companies. Our new environmentally friendly wall forming system faces competition from established companies and various technologies that have been used in the industry for many years.


EMPLOYEES

Currently, we have four employees: Peter F. Russo, President and Chief Executive Officer; Martin G. Chilek, Senior Vice President and Chief Financial Officer; John Latza, President, Delta Technologies, Inc. and Judith Dallas, Director, Administration. Assuming that we obtain the necessary funding to operate our planned businesses, we plan to hire several additional personnel to support our projected business operations.


RISK FACTORS

Our business is subject to numerous risk factors, including the following:

WE HAVE NOT OPERATED PROFITABLY SINCE INCEPTION, AND WE EXPECT TO INCUR LOSSES IN THE FUTURE. WE WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL.

Our operations have only generated limited revenue and they are not profitable. We have incurred net operating losses from the formation of our company through December 31, 2006, Of $8,862,504 and expect that we will continue to incur operating losses in the future. In 2006, we generated revenue of $279,870, incurred operating expenses of $2,623,535 and had a net loss of $2,542,265. As of March 28, 2007, we had approximately $50,000 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

We will have to obtain additional capital to continue development of our proposed business. There is no assurance that we will be able to obtain sufficient capital to develop our proposed environmental remediation and housing development businesses and market our services successfully.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

Our independent auditors have added an explanatory paragraph to their audit opinion, issued in connection with our consolidated financial statements, which states that our ability to continue as a going concern is uncertain due to our continued operating losses, the excess of our liabilities over our assets and uncertain conditions we face in our day- to-day operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WE DO NOT EXPECT TO PAY DIVIDENDS.

We have never paid dividends on our common stock. Current Company management anticipates that any earnings generated from our operations would be used to finance our working capital requirements, to develop services and products and for marketing. For the foreseeable future, cash dividends will not be paid to holders of our common stock.

VOLATILITY OF STOCK PRICE.

The market price of our common stock, as is the case for companies without established operations, is extremely volatile due to our uncertain future prospects and general market and economic conditions. During the two year period ended December 31, 2006, the closing per share price of our common stock has fluctuated from $0.96 to $0.06 per share. Our common stock currently trades in the OTC Bulletin Board market.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease office space consisting of approximately 1,700 square feet in an office building located in Sellersville, Pennsylvania. We are obligated to pay a monthly rent of $650 as well as pay for certain utilities serving the premises. Our lease is for a period of one year from March 1, 2006 to February 28, 2007, with additional twelve month renewal periods. The fist twelve month renewal period began on March 1, 2007. We anticipate that our current office space will accommodate our operations for the foreseeable future. We leased an apartment in San Juan, Puerto Rico of approximately 650 square feet for a monthly rental of $750. That lease expired on March 31, 2006 and was not renewed. We also lease office space in Saudi Arabia on a month-to-month basis.

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


                                        High                    Low
                                        -----                   -----



2005:   1st Quarter                     0.69                    0.28
        2nd Quarter                     0.96                    0.23
        3rd Quarter                     0.45                    0.28

        4th Quarter                     0.40                    0.15

2006:   1st Quarter                     0.32                    0.10
        2nd Quarter                     0.12                    0.06
        3rd Quarter                     0.45                    0.10
        4th Quarter                     0.25                    0.10

2007:   1st  Quarter                    0.16                    0.04
      (through March 28, 2007)

During the last two fiscal years, no cash dividends have been declared on Delta's common stock and Company management does not anticipate that dividends will be paid in the foreseeable future. As of March 28, 2007, there were 86 record holders of our common stock.

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as of December 31, 2006.

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
----------------------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by security holders               7,978,000                   $0.11                     2,022,000
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                                      7,978,000                   $0.11                     2,022,000
----------------------------------------------------------------------------------------------------------------------


RECENT SALES OF UNREGISTERED SECURITIES

This table sets forth our sales of unregistered securities in the last three fiscal years that were not reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-QSB.

---------------------------------------------------------------------------------------------------------------------
       Date              Title and Amount            Purchasers          Principal             Total Offering
                                                                        Underwriter          Price/Underwriting
                                                                                                  Discounts
---------------------------------------------------------------------------------------------------------------------
November 1, 2004        250,000 shares of
                        common stock                 Consultant              NA               $31,250/NA
---------------------------------------------------------------------------------------------------------------------
November 8, 2004        500,000 shares of
                        common stock issued          Private Investor        NA               $25,000/NA
                        upon conversion of a
                        promissory note in
                        the principal amount
                        of $25,000
---------------------------------------------------------------------------------------------------------------------
November 19, 2004       403,951 shares of            Private Investor        NA               $20,198/NA
                        common stock issued
                        upon conversion of a
                        promissory note in
                        the principal amount
                        of $20,000 (including
                        accrued interest)
---------------------------------------------------------------------------------------------------------------------
November 23, 2004       502,887 shares of            Private Investor        NA               $25,144/NA
                        common stock issued
                        upon conversion of a
                        promissory note in the
                        principal amount of
                        $25,00 (including
                        accrued interest)
---------------------------------------------------------------------------------------------------------------------
December 6, 2004        150,000 shares of            Private Investor        NA               $15,000/NA
                        common stock issued
                        upon exercise of
                        outstanding common
                        stock purchase warrant
---------------------------------------------------------------------------------------------------------------------
December 7, 2004        200,000 shares of            Private Investor        NA               $20,000/NA
                        common stock issued
                        upon exercise of
                        outstanding common
                        stock purchase warrant
---------------------------------------------------------------------------------------------------------------------
December 13, 2004       150,000 shares of            Private Investor        NA               $15,000/NA
                        common stock issued
                        upon exercise of
                        outstanding common
                        stock purchase warrant
---------------------------------------------------------------------------------------------------------------------
December 15, 2004       54,055 shares of             Private Investor        NA               $10,000/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
December 22, 2004       300,000 shares of            Private Investor        NA               $30,000/NA
                        common stock issued
                        upon exercise of
                        outstanding common
                        stock purchase warrant
---------------------------------------------------------------------------------------------------------------------
February 15, 2005       45,000 shares of             Consultant              NA               $19,125/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
December 12, 2005       45,000 shares of             Consultant              NA               $12,870/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
November 14, 2006       335,000 shares of            Consultant              NA               $50,250/NA
                        common stock
---------------------------------------------------------------------------------------------------------------------
December 15, 2006       1,120,000 shares of          Private Investor        NA               $56,000/NA
                        common stock issued
                        upon conversion of a
                        promissory note in
                        principal amount of
                        $50,000 (including accrued interest)

The issuances of common stock to consultants are viewed as exempt from registration under the Securities Act of 1933, as amended ("Securities Act"), under section 4(2) thereof, as transactions not involving any public offering. The private placements of the Company's common stock and the offerings of notes, convertible notes and common stock warrants to U.S. investors, are viewed as exempt under the provisions of Rule 506 of Regulation D under the Securities Act. The issuance of certain notes, convertible notes and common stock warrants to foreign investors, are viewed as exempt from registration under Regulation S of the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report.

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

GENERAL

We were incorporated in the State of Delaware on November 17, 1999 and will require additional capital to execute our current and planned business operations.

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2006, we incurred a net loss of $2,542,265, because we had limited revenue to offset operating expenses. The loss in fiscal 2006 was primarily attributable to general and administrative expenses of approximately $2,349,000 that included a non-cash expense for stock options in the amount of $769,810. In addition, we incurred cost of sales of $238,897 in 2006.


The Independent Auditors' Report and Note 1 of the Notes to Consolidated Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate enough revenue to cover our expenses. We will have to raise capital in order to remain viable. We are continuing to incur management and administrative costs, professional fees and other expenses. If we are unable to raise capital we will be unable to fund our plan of operations. If we continue to incur net losses, we may have to cease operations entirely. This factor, among others, raises substantial doubt about our ability to continue as a going concern.

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

2006 COMPARED TO 2005

The net loss of $2,542,265 for the twelve months ended December 31, 2006, approximated the prior year's loss of $2,580,440.

Cost of sales increased approximately $233,000 from the prior year. General and administrative expenses also increased from the prior year by approximately $500,000. The items of significant increase in general and administrative expenses for the year ended December 31, 2006 were an increase in compensatory expense associated with stock options of approximately $770,000 and an increase in consulting fees of approximately $485,000.

The increases in cost of sales and in general and administrative expenses were offset by a decrease of the accretion of convertible debt of approximately $248,000 and a decrease in interest expense of approximately $87,000 from the prior year.

PLAN OF OPERATION

The Company has established a wholly-owned subsidiary, a joint venture subsidiary and limited partnerships, primarily to establish business operations focused on providing environmental and construction technologies and services in the Far East, the Middle East, the United States and Puerto Rico.

Our environmental remediation operations are carried out through Delta-Envirotech, Inc., a joint venture company formed in January 2004, with Hi Tech Consulting and Construction, Inc., to provide environmental technology and other services for certain business segments located in the Far East and the Middle East. We have operating control of, and a forty-five percent ownership interest in, Delta-Envirotech. We have entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support the Company's worldwide activities.

Our construction technology activities are carried out by Delta Technologies, Inc. and focused on the United States construction industry but are equally well suited for use in Puerto Rico and internationally.

We have formed a new limited partnership for low-income housing development and have a purchase option to acquire a parcel of land that is already zoned and approved for this purpose. Our first low-income housing project in Puerto Rico was rejected for re-zoning and was terminated for that reason. Our second low-income housing project was part of a master development plan that was terminated by the project's developer and will not go forward.

Far East (Indonesia)

In Indonesia, we formed a local joint venture company to commence energy and waste recovery operations. The joint venture company, PT Triyudha-Envirotech, began operations in December 2005, pursuant to a contract with Pertamina. The initial contract that required us to process 3,000 metric tons of oil sludge was successfully completed in October 2006. We are currently negotiating a second contract to process an unlimited amount of oil sludge over a 12-month period at the same refinery.

Middle East

In 2004, we entered into a strategic alliance agreement between our environmental remediation joint venture, Delta-Envirotech, Inc. ("Envirotech"), and ZAFF International, Ltd., to jointly pursue environmental and other projects in the Middle East.

In August 2005, we reached a working agreement to provide equipment to manufacture insulating concrete form (ICF) products for the building industry in Saudi Arabia. In September 2006, Envirotech received a letter of intent from a purchaser.

On March 8, 2007, Envirotech received the purchase agreement to supply the equipment and services for the factory in Saudi Arabia. This is our first contract in Saudi Arabia and our largest to date, valued at $3,369,000.

The equipment specified in the agreement consists of several ICF technologies including our Delta Wall system. The agreement requires payment by letter of credit in four installments. We anticipate that the letter of credit will be opened during the second quarter of 2007 and that the final payment will be received in the first quarter of 2008.

During July and August 2006, we announced that Envirotech expanded its product line by securing the master distribution rights for the Middle East for environmentally friendly organic emulsifiers used to clean oil wells and oil storage tanks, as well as a gas-imaging product used in oilfield and refining operations. These products are currently being evaluated or scheduled for testing during the second quarter of 2007.

United States

In August 2005, Delta Technologies, Inc. acquired, certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system, now know as Delta Wall. In addition to the patent filing, the Company engaged a technical consultant and a business development consultant to further the design and development of the Company's ICF products.

The machine tool equipment required to produce the new product was completed in July 2006 and production began on September 15. An independent testing laboratory is currently evaluating the Delta Wall blocks for the purpose of applying for International Commercial Code (ICC) approval.

Puerto Rico

In November 2006, we formed a new limited partnership to acquire a suitable parcel of land for a new housing development approved for Section 124 housing and zoned for residential construction. In January 2007, we secured an option on a 13 acre tract in Toa Alta that met these requirements. Currently, we are in the process of obtaining bank financing to acquire the property and begin construction of the first phase of the project that will ultimately consist of approximately 338 residential housing units.

Our initial Section 124 housing project for approximately 270 homes on a 36 acre tract in Aguadilla was ultimately rejected for re-zoning and has been discontinued. As of December 31, 2006, we wrote off the deposit on the land associated with this project.

Our second majority owned joint venture was established, in conjunction with another developer, to build approximately 300 Section 124 homes on a 40 acre tract located in Guayanilla. This tract of land was part of a 150 acre master development plan. In March 2007, the project's developer informed us that he has elected not to proceed with the proposed development of this property and this project will not go forward.

 FUNDING

We are currently dependent on equity investments or borrowing from private investors to pay our operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plans. We anticipate that we will be required to raise capital in the approximate amount of $700,000 in the next six months in order to continue to fund our current activities and to finance our planned business operations.

LIQUIDITY

We have generated limited revenue from our current operations. We must rely primarily on private placements of Company stock or debt to pay operating expenses.

At December 31, 2006 we had a working capital deficit of $1,208,048, a decrease in our working capital deficit as compared with 2005. This decrease for the year ended December 31, 2006 is a result of an increase in cash and prepaid expenses and a decrease in accounts payable and accretion of convertible debt. Since we have limited sources of revenue, we expect a working capital deficit until our revenue is sufficient to cover our operating expenses.

In 2006, to provide financing for our activities, we raised $834,500 of equity capital, through the sale of 17,182,212 shares of common stock and raised $73,000 through the exercise of our common stock warrants. In addition, in May 2006, we borrowed $46,000 from two related parties pursuant to a 6% convertible note in the principal amount of $16,000 and a 6% promissory note in the principal amount of $30,000, respectively. The maturity dates of the notes are November 2007 and May 2008, respectively.


ASSETS

At December 31, 2006, we had total assets of $1,044,549, compared to total assets of $870,108 at December 31, 2005. The increase in total assets as of December 31, 2006 was due to an increase in cash, prepaid expenses and fixed assets, offset by a decrease in accounts receivable.


CRITICAL ACCOUNTING ISSUES

The Company's discussion and analysis of its financial condition and results of perations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other Matters

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit and Other Post Retirement Plans," an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires employers to recognize their defined benefit plans' overfunded orunderfunded status in their balance sheets, requires employers to measure planassets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligations currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The Statement is effective for fiscal years ending after December 15, 2006

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB No. 108 in the fourth quarter of 2006 and the adoption did not impact our consolidated financial results.

In July 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not." The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company's analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material impact on the consolidated financial statements or with any of the Company's debt covenants.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities," providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its consolidated financial statements.

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Other Comprehensive Income. The translation gains or losses were not material for the year ended December 31, 2006.

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

ITEM 7. FINANCIAL STATEMENTS.

The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.


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

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, the executive officers and director of Delta Mutual, Inc. were as follows:

NAME                          AGE                         TITLE(S)
----------                  --------                    ------------
Peter F. Russo                64               President, CEO, Assistant Secretary
                                               and Director

Martin G. Chilek              56               Sr. Vice President, Chief
                                               Financial Officer, Treasurer and Secretary


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

AUDIT COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee.

CODE OF CONDUCT

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We believe that during 2006, all of our officers and directors complied with the reporting requirements of Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to the Company's Executive Officers (the "Named Executives") and one former officer who was the most highly compensated employee of the Company in 2006.


                           SUMMARY COMPENSATION TABLE

---------------- ------- --------- -------- ---------- ----------- --------------- ---------------- ----------- -----------
   Name and       Year    Salary    Bonus     Stock      Option      Non-Equity       Change in     All Other     Total
   Principal               ($)       ($)     Awards      Awards      Incentive      Pension Value    Compen-       ($)
   Position                                    ($)        ($)           Plan        and Nonquali-     Sation
                                                                   Compensation    fied Deferred
                                                                        ($)         Compensation
                                                                                      Earnings
                                                                                         ($)

---------------- ------- --------- -------- ---------- ----------- --------------- ---------------- ----------- -----------
Peter F.          2006    $87,750                       $41,516                                                  $129,266
Russo,
President and
CEO (1)
---------------- ------- --------- -------- ---------- ----------- --------------- ---------------- ----------- -----------
                  2005    $79,200            $12,260                                                             $91,460

---------------- ------- --------- -------- ---------- ----------- --------------- ---------------- ----------- -----------

---------------- ------- --------- -------- ---------- ----------- --------------- ---------------- ----------- -----------

---------------- ------- --------- -------- ---------- ----------- --------------- ---------------- ----------- -----------
Martin G.         2006    $86,500                       $28,966                                                  $115,466
Chilek, Chief
Financial
Officer
---------------- ------- --------- -------- ---------- ----------- --------------- ---------------- ----------- -----------
                  2005    $82,100            $12,260                                                             $94,360
---------------- ------- --------- -------- ---------- ----------- --------------- ---------------- ----------- -----------

---------------- ------- --------- -------- ---------- ----------- --------------- ---------------- ----------- -----------

---------------- ------- --------- -------- ---------- ----------- --------------- ---------------- ----------- -----------
Jerome            2006    $54,000                                                                    $88,262     $142,262
Kindrachuk,                                                                                         (2)
Vice President
---------------- ------- --------- -------- ---------- ----------- --------------- ---------------- ----------- -----------
                  2005    $73,000            $12,260                                                              $85,260
---------------- ------- --------- -------- ---------- ----------- --------------- ---------------- ----------- -----------

---------------- ------- --------- -------- ---------- ----------- --------------- ---------------- ----------- -----------


      (1) Mr. Russo is also the sole director of the Company but receives no additional compensation for serving in that capacity.

      (2) Upon the termination of Mr. Kindrachuk's employment with the Company in December 2006, he received $88,262 of his accrued salary from 2003 and 2004.

EXECUTIVE COMPENSATION NARRATIVE

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

On February 28, 2006, we entered into a new employment agreement with Mr. Russo. This agreement was effective March 11, 2006, for a term of three years. The agreement provides for a base salary of $180,000 per year, but until the Board of Directors determines that the financial condition of the Company permits the payment of that salary, the minimum salary to be paid to Mr. Russo is $6,500 per month. In July 2006, Mr. Russo's minimum monthly salary was increased to $8,125. The agreement contains provisions for discharge for "cause", including disability, in which cases no further compensation or benefits would be payable under the agreement. If a termination is other than for death or "cause", the base salary is continued for six months following the termination of employment, or up to the time Mr. Russo commences other full time employment. The agreement also contains a provision for additional compensation to Mr. Russo if his employment is terminated without "cause" due to a change in control.

On May 23, 2005, we entered into an executive employment agreement with Mr. Chilek. This agreement was effective June 1, 2005, for an initial term of three years, and the term is automatically extended for additional one year periods if neither party gives notice of termination at least 90 days prior to the end of the initial term or any current additional one year term. The agreement provides for a base salary of $132,000 per year, but until the Board of Directors determines that the financial condition of the Company permits the payment of that salary, the minimum salary to be paid to Mr. Chilek is $6,000 per month. In July 2006, Mr. Chilek's minimum monthly salary was increased to $7,500. The agreement contains provisions for discharge for "cause", including disability, in which cases no further compensation or benefits would be payable under the agreement. If a termination is other than for death or "cause", or the Company elects not to renew the agreement, the base salary is continued for six months following the termination of employment, or up to the time Mr. Chilek commences other full time employment. The agreement also contains a provision for additional compensation to Mr. Chilek if his employment is terminated without "cause" due to a change in control.

On July 3, 2006, the Company's board of directors cancelled: 2,500,000 stock options granted to Mr. Russo in November 2004 with an exercise price of $0.25 per share; and 350,000 stock options granted to him in February 2006 with an exercise price of $0.17 per share. Also on July 3, 2006, the board of directors granted Mr. Russo 2,850,000 new stock options at an exercise price of $0.11 per share. These actions were treated as a repricing of his stock options. The incremental fair value of all the stock options granted to Mr. Russo in 2006 is included as option awards in the Summary Compensation Table.

On July 3, 2006, the Company's board of directors cancelled: 1,750,000 stock options granted to Mr. Chilek in November 2004 with an exercise price of $0.25 per share; and 250,000 stock options granted to him in February 2006 with an exercise price of $0.17 per share. Also on July 3, 2006, the board of directors granted Mr. Chilek 2,000,000 new stock options at an exercise price of $0.11 per share. These actions were treated as a repricing of his stock options. The incremental fair value of all the stock options granted to Mr. Chilek in 2006 is included as option awards in the Summary Compensation Table.

We also had an employment contract with Mr. Kindrachuk effective July 2003, prior to his appointment as an officer of the Company. It provided for three years' employment beginning July 1, 2003, at a base salary of $10,000 per month, plus benefits. On September 22, 2004 the contract was amended to adjust salary to $6,000 per month effective January 1, 2004, until the Board of Directors determined that the financial condition of the Company permitted the payment of that salary. Certain benefits were also eliminated effective the same dates.

On July 1, 2006, we did not renew Mr. Kindrachuk's employment contract and he was offered and accepted other employment with the Company as an at will employee. His employment with the Company was terminated on December 28, 2006.

The following officers of the Company were issued shares of common stock under the 2001 Employee Stock Option Plan ("the 2001 Plan") as follows:

-------------------------------------------------------------------------------------------------------------
Name                                  Date of Issuance              Number of Shs.        Per Share
                                                                                          Valuation
-------------------------------------------------------------------------------------------------------------
Peter F. Russo                        January  21, 2005             122,600                  $0.10
-------------------------------------------------------------------------------------------------------------
Martin G. Chilek                      January  21, 2005             122,600                  $0.10
-------------------------------------------------------------------------------------------------------------
Jerome Kindrachuk                     January  21, 2005             122,600                  $0.10
-------------------------------------------------------------------------------------------------------------

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information as of the end of the Company's last fiscal year concerning option and stock awards to the Company's Named Executives.

------------------------------------------------------------------------------------------------------------------------------------
                                       Option Awards                                             Stock Awards
------------------------------------------------------------------------------------------------------------------------------------
   Name         Number of     Number of        Equity         Option      Option       Number      Market      Equity      Equity
               Securities    Securities      Incentive       Exercise   Expiration       of        Value     Incentive   Incentive
               Underlying    Underlying        Plan           Price        Date        Shares        of         Plan        Plan
               Unexercised   Unexercised      Awards:          ($)                    or Units      Shares     Awards:     Awards:
                 Options       Options       Number of                                of Stock       or       Number of   Market or
                   (#)           (#)         Securities                                 That       Units       Unearned     Payout
               Exercisable   Unexercisable   Underlying                               Have Not       of        Shares,    Value of
                                             Unexercised                               Vested      Stock      Units or     Unearned
                                              Unearned                                 (#)          That       Other       Shares,
                                              Options                                               Have      Rights     Units or
                                                 (#)                                                Not        That        Other
                                                                                                    Vested    Have Not    Rights
                                                                                                    ($)        Vested      That
                                                                                                               (#)        Have Not
                                                                                                                          Vested
                                                                                                                           ($)
------------------------------------------------------------------------------------------------------------------------------------
Peter          909,090        1,940,910       -0-            $0.11      July 2011
F.
Russo
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Martin         909,090        1,090,910       -0-            $0.11      July 2011
G.
Chilek
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------


DIRECTORS' COMPENSATION

We do not compensate directors in their capacity as such nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

COMPENSATION PLANS

STOCK OPTION PLAN

In August 2004, our stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of December 31, 2006; 2,022,000 shares were available for the grant of options under the 2004 Plan.

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

OTHER PLANS

We have not adopted any other deferred compensation, pension, profit sharing, stock option plan or programs for the benefit of our officers or employees. During 2003, the Company established a health insurance benefit plan that is offered to all employees. During 2004, the Company made a dental insurance plan available to all employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of March 28, 2006, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:



Name and Address of Beneficial Owner      Number of Shares Owned    Percentage**
                                             Beneficially

Peter F. Russo  (1)                             1,009,090                 1.60%

Martin G. Chilek  (2)                             959,000                 1.52%


All Officers and Directors as a Group           1,986,090                 3.12%

Neil Berman  (3)                                6,517,315                 9.79%

Ben Eluzer Company  (4)                         5,000,000                 8.03%

Mesacmech Lev Company  (5)                      4,000,000                 6.42%

Devlin Development Inc.  (6)                    3,125,000                 5.02%


** Based on 62,272,286 shares outstanding on March 28, 2007.

----------------

(1) In addition to 100,000 shares owned directly, Mr. Russo holds options expiring July 3, 2011 to purchase an aggregate of 2,850,000 shares of common stock at an exercise price of $0.11 per share, of which 909,090 are currently exercisable. Mr. Russo's address is c/o Delta Mutual, Inc., 111 North Branch Street, Sellersville, PA 19860.

(2) In addition to 50,000 shares owned beneficially, Mr. Chilek holds options expiring July 3, 2011 to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $0.11 per share, of which 909,090 are currently exercisable. Mr. Chilek's address is c/o Delta Mutual, Inc., 111 North Branch Street, Sellersville, PA 18960.

(3) In addition to 4,967,395 shares owned directly, Mr. Berman holds a note convertible into 1,549,920 shares of common stock at a conversion price of $0.125 per share. Mr. Berman's address is 21346 St. Andrews Blvd., # 421, Boca Raton, FL 33433.

(4) The address of the Ben Eluzer Company is 1025 - 46th Street , Brooklyn, NY 11219.

(5) The address of the Mesacmech Lev Company is 1426 - 57th Street, Brooklyn, NY 11219.

(6) The address of Devlin Development Inc. is 450 - 7th Avenue, Suite 2309, New York, NY 10016.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.


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

4.5a Amendment, dated as of May 2, 2006, to 4% Convertible Promissory Note in the principal amount of $129,160, filed herewith.

4.5b Amendment, dated as of July 6, 2006, to 4% Convertible Promissory Note in the principal amount of $129,160, filed herewith.

4.5c Amendment, dated as of October 10, 2006, to 4% Convertible Promissory Note in the principal amount of $129,160, filed herewith.

4.5d Amendment, dated as of November 27, 2006, to 4% Convertible Promissory Note in the principal amount of $129,160, filed herewith.

4.5e Amendment, dated as of February 21, 2007, to 4% Convertible Promissory Note in the principal amount of $129,160, filed herewith.

4.6 4% Convertible Promissory Note of the Company due May 2006 issued in the principal amount of $193,740 on May 12, 2004. Incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

4.6a Amendment, dated as of May 2, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740, filed herewith.

4.6b Amendment, dated as of July 6, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740, filed herewith.

4.6c Amendment, dated as of September 8, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740, filed herewith.

4.6d Amendment, dated as of November 21, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740, filed herewith.

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

10.33 Form of 8% Term Notes issued April 5, 2005 by Delta Mutual, Inc., in the aggregate principal amount of $210,655. Incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 3, 2006.

10.33a Form of Amendment, dated September 30, 2005, to Delta Mutual, Inc. 8% Term Notes issued April 5, 2005. Incorporated herein by reference to Exhibit 10.33a to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 3, 2006.

10.33b Form of Second Amendment, dated December 19, 2005, to Delta Mutual, Inc. 8% Term Notes issued April 5, 2005. Incorporated herein by reference to Exhibit 10.33b to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 3, 2006.

10.33c Form of Third Amendment, dated March 20, 2006, to Delta Mutual, Inc. 8% Term Notes issued April 5, 2005. Incorporated herein by reference to Exhibit 10.33c to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 3, 2006.

10.33d Form of Fourth Amendment, dated as of June 2, 2006, to 8% Term Notes issued April 5, 2005, filed herewith.

10.34 Placement Agent Agreement, dated June 6, 2006, between Delta Mutual, Inc. And SDM Consultant Corporation, filed herewith.

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

32.2             Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Aggregate fees for the last two years:

                                  2006             2005
                                  ----             ----

                                 $84,453          $99,000

(2) Audit related fees:           2006             2005
                                  ----             ----

                                 $76,953          $91,500


(3) Tax fees:
                                  2005             2004
                                  ----             ----

                                 $7,500           $7,500

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

Dated: March 30, 2007


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


     SIGNATURE                    TITLE                      DATE
-----------------           -----------------           ---------------

/s/ Peter F. Russo
---------------------
Peter F. Russo                 President                 March 30, 2007
                               and Director

                DELTA MUTUAL, INC. AND CONSOLIDATED SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE

Report of Independent Registered Public Accounting Firm                    F-1


Financial Statements:

Consolidated Balance Sheet as of December 31, 2006                         F-2


Consolidated Statements of Operations for the years ended
   December 31, 2006 and 2005                                              F-3


Consolidated Statements of Stockholders' Deficiency as of
   December 31, 2005 and 2006                                              F-4-5


Consolidated Statements of Cash Flows for the years ended
   December 31, 2006 and 2005                                              F-6-7


Notes to Consolidated Financial Statements                                 F-8

                [LETTER HEAD OF WIENER, GOODMAN & COMPANY, P.C.]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Delta Mutual Inc.



To the Board of Directors and Stockholders of Delta Mutual Inc.

We have audited the accompanying consolidated balance sheet of Delta Mutual, Inc. and subsidiaries ("Delta" or the "Company") as of December 31, 2006 and the related consolidated statements of operations, stockholders deficiency and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Mutual, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since 2003, Company management embarked upon a new mission and strategic direction, by establishing a series of subsidiaries and joint ventures, primarily engaged in providing environmental and construction technologies and services to certain geographic reporting segments. As more fully explained in Note 1 to the financial statements, the Company has a deficiency in net assets at December 31, 2006, incurred losses from operations since inception, needs to obtain additional financing to meet its obligations on a timely basis and to fulfill its proposed activities and ultimately achieve a level of sales adequate to support its cost structure.

These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note 1. The accompanying consolidated financial statements do not include an adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.


Wiener, Goodman & Company, P.C.

Eatontown, New Jersey
March 29, 2007

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                                December 31,
                                                                    2006
                                                             -------------------


Current Assets:
    Cash                                                     $           211,147
    Prepaid expenses                                                     249,954
                                                             -------------------
     Total Current Assets                                                461,101

 Property and equipment - net                                            448,581
 Intangible asset                                                        133,467
 Other assets                                                              1,400
                                                             -------------------

      TOTAL ASSETS                                           $         1,044,549
                                                             ===================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable                                         $          168,403
    Accrued expenses                                                    890,351
    Convertible debt                                                    369,740
    Notes payable                                                       240,655
                                                             -------------------

 TOTAL LIABILITIES                                                    1,669,149
                                                             -------------------

 Minority interest in consolidated subsidiaries                         241,550
                                                             -------------------

Stockholders' Deficiency:
   Common stock $0.0001 par value - authorized
     100,000,000 shares: 62,161,246 outstanding                           6,216
  Additional paid-in-capital                                          7,734,138
  Deficit                                                            (8,862,504)
  Deferred stock purchase                                               266,000
  Subscription receivable                                               (10,000)
                                                             -------------------
        Total Stockholders' Deficiency                                 (866,150)
                                                             -------------------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIENCY                                  $        1,044,549
                                                             ===================

See Notes to Consolidated Financial Statements

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended December 31,
                                                 ----------------------------------------------
                                                          2006                   2005
                                                 ----------------------------------------------
Revenue                                          $    279,870                  $     20,000
                                                 ------------                  ------------
Costs and Expenses
 Cost of Sales                                        238,897                         6,000

 General and administrative
   expenses                                         2,349,438                     1,847,561
 Impairment of long term asset                         35,200                       170,000
                                                 ------------                  ------------
                                                    2,623,535                     2,023,561
                                                 ------------                  ------------

Loss from operations                               (2,343,665)                   (2,003,561)

Accretion of convertible debt                        (175,385)                     (423,357)

Interest expense                                      (42,876)                     (130,292)
                                                 ------------                  ------------

Loss before minority interest                      (2,561,926)                   (2,557,210)

Minority interest share of (income)
   loss of consolidated subsidiaries                   19,661                       (23,230)

Benefit from income taxes                                  --                            --
                                                 ------------                  ------------

Net loss                                         $ (2,542,265)                 $ (2,580,440)
                                                 ============                  ============

 Loss per common share-
   basic and diluted                             $      (0.05)                 $      (0.10)
                                                 ============                  ============

 Weighted average number of
   common shares outstanding-
   basic and diluted                               48,419,689                    25,128,690
                                                 ============                  ============

See Notes to Consolidated Financial Statements

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                 Number of
                                                                  Common        Common        Paid in     Accumulated
                                                                  Shares         Stock        Capital       Deficit
                                                                ----------   -----------   -----------    -----------
Balance, January 1, 2005                                        19,133,571   $     1,913   $ 3,224,904    $(3,739,799)

Shares associated with convertible debt                          4,650,000           465          (465)            --

Issuance of common stock for conversion
      of debt and interest expense
      (valued at $0.05 per share)                                  230,852            24        11,518             --

Issuance of common stock
      for services (valued at $0.279 - $0.66 per share)            902,895            90       411,995             --

Issuance of common stock for intellectual
      property (valued at $0.43 per share)                         216,279            22        92,978             --

Sale of common stock
      (at $0.13 - $0.50 per share)                               9,075,001           907     1,138,928             --

Issuance of common stock upon exercise of warrants
      ( $0.10 per share)                                           500,000            50        49,950             --

Issuance of common stock awards from the
      Company's stock option plan (valued at $.10 per share)       613,000            61        61,239             --

Compensatory element of warrants                                        --            --       450,000             --

Deferred compensation expense                                           --            --            --             --

Net (loss)                                                              --            --            --     (2,580,440)
                                                               -----------   -----------   -----------    -----------

Balance at December 31, 2005                                    35,321,598         3,532     5,441,047     (6,320,239)
                                                               ===========   ===========    ==========    ===========


                                                                  Deferred                   Deferred
                                                                   Stock     Subscription  Compensation
                                                                  Purchase   Receivable      Expense         Total
                                                                  --------   -----------    -----------    -----------

Balance, January 1, 2005                                          $     --   $        --    $        --    $  (512,982)

Shares associated with convertible debt                                 --            --             --             --

Issuance of common stock for conversion
      of debt and interest expense
      (valued at $0.05 per share)                                       --            --             --         11,542

Issuance of common stock
      for services (valued at $0.279 - $0.66 per share)                 --            --             --        412,085

Issuance of common stock for intellectual
      property (valued at $0.43 per share)                              --            --             --         93,000

Sale of common stock
      (at $0.13 - $0.50 per share)                                      --            --             --      1,139,835

Issuance of common stock upon exercise of warrants
      ( $0.10 per share)                                                --       (10,000)            --         40,000

Issuance of common stock awards from the
      Company's stock option plan (valued at $.10 per share)            --            --             --         61,300

Compensatory element of warrants                                        --            --             --        450,000

Deferred compensation expense                                           --            --       (300,000)      (300,000)

Net (loss)                                                              --            --             --     (2,580,440)
                                                                  --------   -----------    -----------    -----------

Balance at December 31, 2005                                            --       (10,000)      (300,000)    (1,185,660)
                                                                  ========   ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                          Number of
                                                           Common        Common        Paid in       Accumulated
                                                           Shares         Stock        Capital        Deficit
                                                         ----------    -----------   -----------    -----------
Issuance of common stock for convertible debt
     (valued at $0.05 - $0.125 per share)                 5,753,280           575       386,628             --

Issuance of common stock for interest expense
     (valued at $0.05 per share)                            517,426            52        25,819             --

Issuance of common stock
     for services (valued at $0.09 - $0.38 per share)     2,431,730           243       462,398             --

Issuance of common stock for settlement
     (valued at $0.19 per share)                            225,000            23        42,727             --

Sale of common stock
     (at $0.05 - $0.12 per share)                        17,182,212         1,718       832,782             --

Issuance of common stock upon exercise of  warrants
     ( $0.10 per share)                                     730,000            73        72,927             --

Deposit on common stock not yet issued                           --            --            --             --

Adoption of SFAS No. 123 (R)                                     --            --      (300,000)            --

Stock based compensation expense                                 --            --       769,810             --

Net (loss)                                                       --            --            --     (2,542,265)
                                                        -----------   -----------   -----------    -----------
Balance at December 31, 2006                             62,161,246   $     6,216   $ 7,734,138    $(8,862,504)
                                                        ===========   ===========   ===========    ===========


                                                         Deferred                    Deferred
                                                          Stock       Subscription  Compensation
                                                         Purchase      Receivable      Expense        Total
                                                         -----------   -----------    ---------    -----------
Issuance of common stock for convertible debt
     (valued at $0.05 - $0.125 per share)                        --            --             --       387,203

Issuance of common stock for interest expense
     (valued at $0.05 per share)                                 --            --             --        25,871

Issuance of common stock
     for services (valued at $0.09 - $0.38 per share)            --            --             --       462,641

Issuance of common stock for settlement
     (valued at $0.19 per share)                                 --            --             --        42,750

Sale of common stock
     (at $0.05 - $0.12 per share)                                --            --             --       834,500

Issuance of common stock upon exercise of  warrants
     ( $0.10 per share)                                          --            --             --        73,000

Deposit on common stock not yet issued                      266,000            --             --       266,000

Adoption of SFAS No. 123 (R)                                     --            --        300,000            --

Stock based compensation expense                                 --            --             --       769,810

Net (loss)                                                       --            --             --    (2,542,265)
                                                        -----------   -----------    -----------   -----------
Balance at December 31, 2006                            $   266,000   $   (10,000)   $        --   $  (866,150)
                                                        ===========   ===========    ===========   ===========

                 See Notes to Consolidated Financial Statements

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     Years Ended December 31,
                                                        2006           2005

Cash flows from operating activities:

Net loss                                            $(2,542,265)    $(2,580,440)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                           48,826           9,406
 Non-cash employee compensation                              --          61,300
 Non-cash compensation                                  427,512         423,627
 Accretion of convertible debt                          175,385         423,357
 Compensatory element of option
  issuance                                              769,810         150,000
 Impairment of long term asset                           35,200         170,000
 Minority interest in income (losses) of
  consolidated subsidiaries                             (19,661)         23,230
 Changes in operating assets
  and liabilities                                       139,153         218,371
                                                    -----------     -----------
Net cash used in operating activities                  (966,040)     (1,101,149)
                                                    -----------     -----------

Cash flows from investing activities:
 Acquisition of intellectual property
  rights                                                     --         (50,000)
 Purchase of fixed assets                               (89,258)       (360,999)
                                                    -----------     -----------

Net cash used in
  investing activities                                  (89,258)       (410,999)
                                                    -----------     -----------

Cash flows from financing activities:
 Proceeds from sale of common stock
  and deferred stock purchase                         1,100,500       1,139,835
 Proceeds from exercise of warrants                      73,000          40,000
 Proceeds from loans                                     30,000         282,385
 Repayment of loan                                      (23,910)        (47,820)
 Proceeds from convertible debt                          16,000              --
 Payments to minority interests                        (311,261)        (96,504)
 Proceeds from minority interest                        315,074         147,514
                                                    -----------     -----------

 Net cash provided by
  financing activities                                1,199,403       1,465,410
                                                    -----------     -----------

 Net increase (decrease) in cash                        144,105         (46,738)
 Cash - Beginning of year                                67,042         113,780
                                                    -----------     -----------
 Cash - End of year                                 $   211,147     $    67,042
                                                    ===========     ===========

See Notes to Consolidated Financial Statements

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                           Years Ended December 31,
                                                           --------------------------
                                                             2006       2005
                                                           --------------------------

Supplementary information:
 Cash paid during year for:
 Interest                                                  $   1,564       $  10,445
                                                           =========       =========
 Income taxes                                              $      --       $      --
                                                           =========       =========

Changes in operating assets and liabilities consists of:
 (Increase) in accounts receivable                            20,000         (20,000)
 (Increase) decrease in prepaid expenses                      15,895        (204,809)
 (Increase) decrease in deposits                                  --          74,000
 Increase in accounts payable
 and accrued expenses                                        103,258         369,180
                                                           ---------       ---------
                                                           $ 139,153       $ 218,371
                                                           =========       =========
Non-cash financing activities:

Issuance of common stock for debt                          $ 387,202       $ 232,500
                                                           =========       =========

Issuance of common stock for settlement                    $  42,750       $      --
                                                           =========       =========

Issuance of common stock for services                      $ 462,641       $      --
                                                           =========       =========

Issuance of common stock for intellectual
 property rights                                           $      --       $  93,000
                                                           =========       =========

                       DELTA MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Delta Mutual, Inc. and its subsidiaries ("Delta" or the "Company") are engaged in providing environmental and construction technologies and services to certain geographic reporting segments in the Far East, the Middle East, the United States and Puerto Rico.

The Company's environmental activities are conducted by its joint venture subsidiary Delta-Envirotech, Inc. ("Envirotech") headquartered in Virginia. Envirotech has established a strategic alliance with ZAFF International, Ltd., a technology company in Saudi Arabia, to pursue environmental and other projects in Saudi Arabia and other areas of the Middle East. Envirotech also formed a local joint venture company in Indonesia, PT Triyudha-Envirotech, to perform energy and waste recovery operations in that country.

The Company's construction technology activities are conducted through its wholly owned U.S. subsidiary, Delta Technologies, Inc. ("Technologies"). Technologies acquired the intellectual property rights and filed a patent for a new insulating concrete wall forming (ICF) system known as Delta Wall.

In Puerto Rico, the Company's housing development activities are conducted through limited partnerships, of which the Company is the general partner.

BASIS OF PRESENTATION

The Company's financial statements for the year ended December 31, 2006 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of sales adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its current activities and complete its proposed activities. However, there is no assurance that additional capital will be obtained or that the joint ventures will be profitable. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.


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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Company grants credit to customers based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on the receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals.

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options and common stock purchase warrants. As of December 31, 2006, there were 3,816,587 potential common shares related to convertible debt, 7,978,000 potential common shares related to stock options and no potential common shares related to common stock purchase warrants issued by the Company. As of December 31, 2005 there were 9,303,200 potential common shares related to convertible debt; 8,000,000 potential common shares related to stock options and 7,580,000 potential common shares related to common stock purchase warrants issued by the Company.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104 "Revenue Recognition Financial Statements" (SAB No. 104). Revenue is recognized from the Company's environmental remediation operation as the services are performed over the life of the remediation contracts.

PREACQUISITION COSTS

The Company accounts for costs incurred prior to the date of acquisition of a parcel of real property as preacquisition costs. Preacquisition cots are capitalized if the property was acquired or the acquisition of the property is probable. Capitalized preacquisition costs in excess of recoverable amounts are charged to expense.

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

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan under which stock options and stock awards are granted to employees. Effective January 1, 2006, the Company accounts for stock based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." The Company adopted SFAS 123(R) using the modified prospective method. Under modified prospective application, this SFAS applies to new awards and to awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for the portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the required effective date of this Statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the required effective date of this SFAS using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Prior to January 1, 2006, the Company accounted for stock option grants issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," along with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," and for periods prior to January 1, 2006, the Company made the following disclosure of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied under SFAS No.123.

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for the year ended December 31, 2005, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                      Year Ended
                                      December 31,
                                         2005
                                  ------------------

Net loss-as reported              $    (2,580,440)

  Deduct:  Total stock-based
           employee compensation
           expense determined
           under the fair value
           based method for all
           awards, net of taxes            585,000
                                  ------------------
Net loss-pro forma                $    (3, 165,440)
                                  ==================
Loss per common share
  basic and diluted -
  as reported                     $         (0.10)

Loss per common share
  basic and diluted-
  pro forma                       $         (0.13)

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income. The translation gains or losses were not material for the years ended December 31, 2006 and 2005.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans," an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires employers to recognize their defined benefit plans' overfunded or underfunded status in their balance sheets, requires employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB No. 108 in the fourth quarter of 2006 and adoption of SAB No. 108 did not impact our consolidated financial results.

In July 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not". The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company's analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material impact on the consolidated financial statements or with any of the Company's debt covenants.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities," providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its consolidated financial statements.


2. PROPERTY AND EQUIPMENT

                        December 31, 2006
                        -----------------

Equipment                 $     455,035
Deposits on land                 35,500
Leasehold improvements            7,807
                          -------------
                                498,342
Less accumulated
Depreciation                     49,761
                          -------------

                          $     448,581
                          =============

Depreciation expense for the years ended December 31, 2006 and 2005, amounted to $41,675 and $4,189 respectively.

3. INTANGIBLE ASSETS

Intellectual property costs are intellectual property included in a patent application. If the patent is not issued, the Company will write-off the unamortized amounts immediately. Other intangibles are being amortized over 20 years. Amortization expense was $7,150 and $5,217 for the years ended December 31, 2006 and 2005, respectively. Other intangible assets consist of the following:


                                                December 31, 2006
                                        Gross Carrying        Accumulated
                                            Amount            Amortization
                                        ---------------      --------------
      Intellectual property costs       $       143,000      $        9,533
                                        ===============      ==============


Estimated amortization expense for intangible assets for the next five years is as follows:


                                          Estimated
                                         Year Ending          Amortization
                                         December 31,           Expense
                                        --------------       -------------
                                             2007                   7,150
                                             2008                   7,150
                                             2009                   7,150
                                             2010                   7,150
                                             2011                   7,150


4. IMPAIRMENT LOSS

      During the year ended December 31, 2006, the Company wrote off the $35,200 deposit on land related to the Puerto Rico low income housing project know as "Brisas del Atlantico." During the year ended December 31, 2005, the Company wrote off $170,000 in preacquistion design costs related to the same project.

5.    INVESTMENT IN JOINT VENTURES

a.    In December 2003, the Company formed a joint venture to develop
      Section 124, low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and 75% majority owner of a limited partnership, Delta Development Partners, LP that owns the 85% majority share of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 homes under Section 124. During the year ended December 31, 2006, the activities associated with this joint venture were discontinued. The operations of this joint venture have been consolidated with the Company since December 2003.

      In October 2004, the Company formed a second joint venture to develop
      Section 124 low income housing in Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners II, LP that owns the 85% majority share of Delta Developers Guayanilla Corp., a Puerto Rico corporation formed to manage the construction and related activities required to build approximately 300 homes under Section 124. In March 2007, the developer of this project informed the Company that he will not proceed with the development of this property. The operations of this joint venture have been consolidated with the Company since October 2004.

      In November 2006, the Company entered into a new joint venture to develop
      Section 124 housing in Puerto Rico. The Company became the general partner and 35% minority owner of limited partnership, Delta TA, LP formed to manage the construction and related activities to build approximately 338 residential units under the Section 124 program. During 2006, Bonaich Ventures, LLC, an investor, purchased a 9% interest in the partnership for $112,000. The operations of this partnership have been consolidated with the Company for the year ended December 31, 2006.

b. On January 14, 2004, the Company entered into a joint venture agreement forming Delta-Envirotech, Inc. for the purpose of providing environmental technologies and services to markets in the Middle East. The joint venture company is based in Virginia and focuses on participating in foreign government sponsored pollution remediation projects. Upon formation, David Razmara was named President and became an employee of Delta-Envirotech.

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

      The operations of the joint venture have been consolidated with the Company for the years ended December 31, 2006 and 2005. Delta-Envirotech, Inc. meets the definition of a Variable Interest Entity as defined in Financial Accounting Standards Board Interpretation No. 46 (FIN
      46),"Consolidation of Variable Interest Entities" requiring the primary beneficiaries of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs the majority of the expected losses of the entity or receives a majority of the entity's expected residual return, or both, as a result of ownership, contractual or other financial interest in the entity.

c. Minority interests primarily consist of ownership interest in Delta-Envirotech, Inc.; Delta Development Partners, L.P.; Delta Development Partners II, L.P.; Delta TA, LP; PT Triyudha - Envirotech; Delta Developers Corp. and Delta Developers Guayanilla Corp.
      The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the years ended December 31, 2006 and 2005. There are excess losses not absorbed by the minority interests due to limitations of their capital contributions. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed.
      The amount on the Company's balance sheets represents the minority interests as of December 31, 2006.


      The following represents a schedule of minority interests as of December
      31,

                                                      2006
                                                  -----------
      Delta Development Partners L.P.             $   145,092
      Delta Development Partners II, L.P.              39,741
      Delta Developers Guayanilla Corp.                    --
      Delta TA L.P.                                   110,891
      Delta-Envirotech, Inc.                               --
      PT Triyudha - Envirotech                        (54,174)
      Delta Developers Corp.                               --
                                                 ------------
                                                 $    241,550
                                                 ============


6. NOTES PAYABLE

On April 5, 2005, the Company issued 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Pursuant to note modification agreements, the maturity dates of these notes were extended to June 5, 2006. On June 2, 2006, by further amendment, these notes became payable on written demand by the lenders. Interest expense for the years ended December 31, 2006 and 2005 amounted to $16,852 and $12,466, respectively. As of December 31, 2006, accrued interest of $21,008 is included in accrued expenses on the Company's consolidated balance sheet.


7. CONVERTIBLE DEBT

      During the year ended December 31, 2004, the Company issued convertible notes in the principal amounts of $961,400. The convertible notes had interest rates from 4% to 6% and matured at various dates between May 12, 2006 and January 16, 2007. These notes are convertible into common stock at a conversion price of $0.05 to $0.125 per share. Two notes that originally matured in May 2006 were amended during 2006 extending the maturity dates until April 2007 and February 2008, respectively. The note with the maturity date of January 16, 2007, was converted into shares of common stock in the second quarter of 2006. A portion of these convertible notes, in the principal amount of $444,000, have an initial conversion price of $0.05 per share subject to adjustment if the Company issues common stock at a price below $0.05 per share. On September 16, 2004, the Company's board of directors resolved to prohibit the issuance of shares of common stock at a price below $0.05 per share for as long as any of the $444,000 convertible notes are outstanding.

      In connection with the issuance of the $444,000 convertible notes, the Company issued 8,880,000 common stock purchase warrants at an exercise price of $0.10 per share. The warrants expired March 31, 2006.

      The Company accounted for the warrants and the convertible debt with detachable warrants in accordance with Emerging Issues Task Force 00-27 and 00-19 and SFAS No. 33. The Company performed calculations allocating the proceeds of convertible debt with detachable warrants to each respective security at their fair values. The Company used the conversion value of the convertible debt and calculated fair value of the warrants using the Black-Scholes valuation model for its estimate of fair value. The Company compared the allocated proceeds of the convertible debt to the difference between its conversion value and face amount. The calculated fair value of the convertible debt of $722,855 was recorded as the value of the Beneficial Conversion Feature and accordingly credited to Additional Paid-in Capital. The value of the warrants of $235,545 was recorded as a reduction of the convertible debt. The convertible debt was recorded at zero. The convertible debt was accreted to its current face value of $369,740, after 2004, 2005 and 2006 conversions, under the interest method per APB No. 21 until it is either converted or matures.

      During the year ended December 31, 2005, the note holders converted $232,500 into 4,650,000 shares of common stock, respectively. During the year ended December 31, 2006, the noteholders converted an additional $305,160 principal amount into 5,753,280 shares of common stock. At December 31, 2006, the Company's outstanding convertible notes were convertible into 3,816,587 shares of common stock.

      On May 3, 2006, the Company issued a convertible note to a related party in the principal amount of $16,000. The note bears interest at 6% per annum and matures on November 3, 2007. The note is convertible into common stock at a conversion price of $0.06 per share.

      The following table shows the maturities by year of total face amount of the long-term convertible debt obligations at December 31, 2006:



                                          2007             $  269,740
                                          2008                100,000
                                                           -----------
                                                              369,740
                                                           ===========


      For the years ended December 31, 2006 and 2005, the Company recorded interest expense of $26,094 and $130,292 respectively. As of December 31, 2006, accrued interest of $42,271 is included in accrued expenses on the Company's consolidated balance sheet.


8. ACCRUED EXPENSES

      Accrued expenses as of December 31, 2006, consist of the following:


Professional fees          $ 61,500
Interest expense             63,278
Payroll expense             353,320
Payroll expense-officers    117,436
Payroll tax expense          36,445
Other accrued expenses      258,352
                           --------
                           $890,351
                           ========

9. LOANS FROM RELATED PARTIES

      In March 2005, the Company borrowed $71,731 from a shareholder of the Company, with interest at 6% per annum and the principal and interest due in three equal installments on June 21, September 19, and December 20, 2005. On May 6, 2005, the Company paid the first installment consisting of $23,910 principal and $1,105 interest. On September 19, 2005, the Company paid the second installment consisting of $23,910 principal and $1,029 interest. The note was amended on December 16, 2005 to extend the final installment payment to February 20, 2006. On February 3, 2006, the Company made the final payment consisting of $23,910 of principal and $1,563 of accrued interest. Interest expense for the year ended December 31, 2006 and 2005 amounted to $349 and $3,349, respectively.

      On May 17, 2006, the Company borrowed $30,000 from a related party at interest of 6% per annum with the principal and interest due on May 17, 2008. Interest expense for the years ended December 31, 2006 amounted to $1,122. As of December 31, 2006 accrued interest of $1,122 is included in accrued expenses on the Company's consolidated balance sheet. The balance due to the shareholder is included in Notes Payable on the Company's consolidated balance sheet at December 31, 2006.


10.   OTHER RELATED PARTY TRANSACTIONS

a. The Company's subsidiary, Delta-Envirotech, Inc. ("Envirotech") pays monthly office rent to David Razmara, the president of Envirotech and a shareholder of the Company, in the amount of $1,000. The rent expense for the years ended December 31, 2006 and 2005 amounted to $12,000 and $-0-, respectively.

b. As of December 31, 2006, Delta Developers Corp., a majority-owned subsidiary of the Company, eliminated $203,000 of management fees payable to a related party, because the Company's initial low income housing project in Puerto Rico was disapproved and all activities associated with that project were discontinued. The elimination of the management fee expense is included in the Company's consolidated statements of operations for the year ended December 31, 2006.


11.   STOCKHOLDERS' DEFICIENCY

      The Company issues shares of common stock for services or repayment of debt valued at fair market value at time of issuance.

a. For the year ended December 31, 2006, the Company issued 5,753,280 shares of common stock upon the conversion of convertible notes in the original principal amount of $305,160, valued at $0.05 - $0.125 per share, and issued 517,426 shares of common stock for payment of accrued interest in the amount of $25,871, valued at $0.05 per share. For the year ended December 31, 2005, the Company issued 4,650,000 shares of common stock upon the conversion of convertible notes in the principal amount of $232,500 valued at $0.05 per share, and 230,852 shares of common stock for payment of accrued interest in the amount of $11,545, also valued at $0.05 per share.

b. For the year ended December 31, 2006, the Company issued 2,431,730 shares of common stock for services valued at $462,641 at a price per share of $0.09 - $0.38. For the year ended December 31, 2005, the Company issued 902,895 shares of common stock for services valued at $412,085, at prices per share of $0.30 - $0.66.

c. For the year ended December 31, 2006, the Company sold 17,182,212 shares of common stock for net proceeds of $834,500, valued at $0.05 - $0.12 per share. At December 31, 2006, $266,000 classified as Deferred Stock Purchase is included on the Company's consolidated balance sheet.
      As of March 28, 2007, these shares have not been issued. For the year ended December 31, 2005, the Company sold 7,645,001 shares of common stock and issued 1,430,000 shares of common stock as associated commissions for net proceeds of $1,139,835.

d. For the year ended December 31, 2006, the Company issued 730,000 shares of common stock upon the exercise of the Company's common stock purchase warrants at a conversion price of $73,000, valued at $0.10 per share. For the year ended December 31, 2005, the Company issued 500,000 shares of common stock upon the exercise of the Company's common stock purchase warrants at a conversion price of $50,000, valued at $0.10 per share.

e. For the year ended December 31, 2005, the Company issued, to five employees, 613,000 shares of common stock, in the aggregate, from the Company's 2001 Employee Stock Option Plan (the " 2001 Plan"), for $61,300, valued at $0.10 per share. There were no shares of common stock from the 2001 Plan issued during the year ended December 31, 2006.

f. For the year ended December 31, 2006, the Company issued 225,000 shares of common stock in settlement of a lawsuit for $42,750, valued at $0.19 per share, which expense was included in the Company's consolidated statements of operations for the year ended December 31, 2005.


12.   BUSINESS SEGMENT INFORMATION

      The Company operates in four reportable segments. The segments are geographic and include the Far East (Indonesia), the Middle East, North America (United States) and Puerto Rico. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.


      The following is a summary of key financial data:

                                  Years
                              Ended December 31
                              2006          2005
                           -----------------------

Total Revenue:

            North America    $     --  $        --
            Indonesia         279,870       20,000
            Middle East            --           --
            Puerto Rico            --           --
                          -----------  -----------
                             $279,870      $20,000
                          ===========  ===========

Income (loss) from Operations:

           North America  $(2,330,053)  $(1,579,446)
           Indonesia               --      (123,998)
           Middle East         (1,100)      (27,500)
           Puerto Rico        (12,512)     (272,617)
                          -----------   -----------
                          $(2,343,665)  $(2,003,561)
                          ===========   ===========

Long-lived Assets:

           North America  $225,896
           Indonesia       322,052
           Middle East          --
           Puerto Rico      35,500
                          --------
                          $583,448
                         =========

Capital Expenditures:

           North America  $89,258        $  1,500
           Indonesia           --         359,499
           Middle East         --              --
           Puerto Rico         --              --
                          --------        --------
                          $89,258        $360,999
                        ==========      ==========

Depreciation and Amortization:

           North America  $ 12,875       $ 7,908
           Indonesia        35,950         1,498
           Middle East          --            --
           Puerto Rico          --            --
                          --------      --------
                          $ 48,826       $ 9,406
                          ========      ========

13.   INCOME TAXES

      The liability method, prescribed by SFAS No. 109, "Accounting for Income Taxes," is used by the Company in accounting for income taxes. Under This method, deferred tax assets and liabilities are based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

      During the year ended December 31, 2006, the Company recorded a deferred tax asset associated with its net operating loss ("NOL") carryforwards of approximately $8,734,479 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future. The Company's NOL carryforward expires beginning in 2010 through 2017.

      There is no provision for income taxes for the years ended December 31, 2006 and 2005 as there was no taxable income in either year.

      The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:


                                 For the Year Ended
                                 December 31, 2006
                          --------------------------------
                            Temporary           Tax
                            Difference          Effect
                          --------------    --------------

Gross deferred tax
asset resulting
from net operating
loss carryforward         $    8,850,000    $    3,009,000

Valuation allowance       $   (8,850,000)   $   (3,009,000)
                          --------------    --------------

Net deferred income
tax asset
                          $           --    $           --
                          ==============    ==============


      The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                          For the Year Ended
                                             December 31,
                                          -------------------
                                           2006         2005
                                          -------     -------
      Federal income tax rate               (34%)        (34%)
      Effect of unused operating losses      34%          34%
          Effective income tax rate           0%           0%
                                         =======      =======

14. SHARE BASED COMPENSATION

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

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related interpretation in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants.

On December 31, 2006, the Company had one share-based compensation plan, which is described below. During fiscal year 2006, the adoption of SFAS No.123(R) resulted in incremental stock-based compensation expense of $585,000. The incremental stock-based compensation expense caused earnings before provision for income taxes and net earnings to decrease by $585,000, and basic and diluted earnings per common share to decrease by $0.01 per share.

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

Stock Option Plan

In December 2001, the Company's stockholders approved the 2001 Employee Stock Option Plan (the "2001 Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance. In August 2004, the Company's stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of December 31, 2006, all shares under the 2001 Plan had been issued and 2,022,000 shares of common stock remained available for issuance under the 2004 Plan.

The Company was also authorized to issue shares of stock to its employees from its 2001 Plan. The Company expensed the issuance of stock awards in accordance with SFAS No. 123. Shares issued from the2001 Plan were expensed at the time of issuance, as the stock issued had no restrictions to the employees. There were no stock awards to employees from the 2001 Plan during the year ended December 31, 2006 and the Company issued 613,000 shares to five employees during the similar period of 2005. The shares issued were at fair market value as compensation to employees. The Company recorded compensation expense of $-0- and $61,300 in the Company's consolidated statements of operations for the years ended December 31, 2006 and 2005, respectively.

The Company issues shares of its common stock to employees and non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the year ended December 31, 2006, the Company issued 2,431,730 common shares, and recorded expense of $462,641, of which $250,000 was included in prepaid expenses on the consolidated balance sheet at December 31, 2006, in conjunction with the issuance of these shares.

On February 17, 2006, the Company issued 778,000 stock options to five employees. The Company recorded an expense of $22,050 which is included in the consolidated statements of operations for the year ended December 31, 2006.

On July 3, 2006, the Company cancelled incentive stock options to purchase a total of 6,478,000 shares of common stock granted in November 2004 and February 2006 to four employees; and 1,500,000 non statutory options granted in December 2005 to an employee of a subsidiary, all from the Company's 2004 Plan. Exercise prices for these options ranged from $0.17 to $0.25 per share. In accordance with SFAS No. 123(R), the Company expensed $75,000 and eliminated $225,000 of deferred compensation expense related to the cancellation of the 1,500,000 non-statutory options, which is included in the consolidated statements of operations for the year ended December 31, 2006.

On July 3, 2006, the Company replaced the cancelled options by granting 7,978,000 new stock options with an exercise price of $0.11 per share and recorded an expense of $87,760 associated with the new option grants which is included in the consolidated statements of operations for the year ended December 31, 2006.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006: dividends yield of 0%, expected volatility of 116% and expected life of 5 years.

A summary of the status of the Company's options and stock awards under its stock option plans as of December 31, 2006 and 2005, and changes during the years then ended, is presented below.


                                                 2006                                    2005
                                   ---------------------------------       ----------------------------------
                                                  Weighted-Average                        Weighted-Average
                                      Shares    Exercise Share Price          Shares    Exercise Share Price
Options outstanding,
  beginning of year                  8,000,000       $   0.25               6,500,000         $   0.25

Options granted                      8,756,000       $   0.12               1,500,000         $   0.25

Options exercised                           --       $     --                      --         $     --

Stock awards granted                        --       $     --                 613,000         $   0.10

Stock awards issued                         --       $     --                (613,000)        $  (0.10)

Options cancelled/expired           (8,778,000)      $   0.24                      --         $     --
                                   ---------------------------------       ----------------------------------

Options outstanding,
  end of year                        7,978,000       $   0.11               8,000,000         $       0.25
                                   =================================       ==================================


Options price range
 at end of year                    $      0.11                                                $       0.25
                                   ===========       ===============       ==========         ===============

Options price range
  for exercised shares                      --                                                          --

Options available for grant
 at end of year                      2,022,000                              2,000,000
                                   ===========       ===============       ==========         ===============


Weighted-average fair value
 of options granted during year    $      0.12                                                $       0.25
                                   =================================       ==================================

Stock compensation expense applicable to stock options and stock awards for the years ended December 31, 2006 and 2005 was approximately $769,810 and $61,300, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2006 was $319,120.


The following table summarizes information about fixed price stock options outstanding at December 31, 2006.


    Range of    Number Outstanding      Weighted-Average        Weighted-Average  Number Exercisable   Weighted-Average
Exercise Price  December 31, 2006   Remaining Contractual Life    Exercise Price   December 31, 2006    Exercise Price
    $ 0.11          7,978,000                 4.5                       $0.11      3,908,940                   $0.11


A summary of the Company's non-vested options as of December 31, 2006 and 2005, and changes during the year ended December 31, 2006 is presented below.

                                                           Weighted-Average
                                                              Grant-Date
           Non-vested Options                 Options         Fair Value
           -----------------                  -------      ----------------

Non-vested at December 31, 2005:            1,000,000      $           0.25
Granted                                     4,847,060                  0.12
Vested                                       (525,000)                 0.25
Forfeited, expired or cancelled:           (1,253,000)                   --
                                           ----------      ----------------
Non-vested at December 31, 2006             4,069,060                  0.11
                                           ----------


At December 31, 2006, there was $2,196,250 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 4.5 years. The total fair value of shares vested during 2006 was $125,000. The aggregate intrinsic value of options vested during 2006 was $36,750. Currently, the Company believes that substantially all options will vest.

A summary of the status of the Company's stock purchase warrants as of December 31, 2006 and 2005, and changes during the years then ended, is presented below.


                                                2006                                        2005
                                -------------------------------------     --------------------------------------
                                                   Weighted-Average                           Weighted-Average
                                  Shares         Exercise Share Price       Shares          Exercise Share Price
Warrants outstanding,
  beginning of year              7,580,000         $         0.10           8,080,000       $         0.10

Warrants granted                        --         $           --                  --       $           --

Warrants exercised                (730,000)        $         0.10            (500,000)      $         0.10

Warrants cancelled/expired      (6,850,000)        $         0.10                  --       $           --
                                -------------------------------------     --------------------------------------

Warrants outstanding,
  end of year                            --        $           --           7,580,000       $         0.10
                                =====================================     ======================================




The following table summarizes information about fixed price warrants outstanding at December 31, 2006


    Range of    Number Outstanding       Weighted-Average        Weighted-Average  Number Exercisable   Weighted-Average
Exercise Price  December 31, 2006    Remaining Contractual Life    Exercise Price   December 31, 2006    Exercise Price
         --             --                      --                        --                --                 --



15. COMMITMENTS AND CONTINGENCIES

 a.   Executive Employment Agreements

      The Company has employment agreements with both of its principal executive officers.

      In February 2006, the Company entered into a new three-year employment agreement with Peter F. Russo, its president and CEO, effective March 11, 2006. If Mr. Russo's employment is terminated other than for "cause," his base salary is continued for six months following his termination. The agreement also contains a provision for additional compensation if his employment is terminated without "cause" following a change in control. For the year ended December 31, 2006, the Company had accrued salary liability to Mr. Russo of $117,436 which is included in accrued expenses on the Company's consolidated balance sheet.

      In 2005, the Company entered into a three-year employment agreement with Martin G. Chilek, its chief financial officer, effective June 1, 2005. If Mr. Chilek's employment is terminated other than for "cause," or his employment agreement is not renewed by the Company, his base salary is continued for six months following his termination. The agreement also contains a provision for additional compensation if his employment is terminated without "cause" following a change in control. For the year ended December 31, 2006, there was no accrued salary liability to Mr. Chilek.

 b.   Consulting Agreements

      In August 2005, the Company entered into a consulting agreement with Juan
      B. Rodriguez Pagan ("Rodriguez") to provide certain services and assistance to the Company in developing its construction and building materials businesses. The Company agreed to pay Rodriguez 48 monthly payments of $6,000 over the four-year term of the agreement and issue him shares of common stock upon his execution of the agreement and at subsequent intervals during the term of the agreement. As of December 31, 2006, the Company issued Rodriguez $516,000 of its common stock. In addition, Rodriguez is entitled to a commission of 5% of the sales of Delta Technologies, Inc. Either party may terminate the agreement upon written notice, however, if the Company terminates the agreement, Rodriguez is entitled to all of the remaining monthly payments he would have been entitled to receive during the term of the agreement.

      For the year ended December 31, 2006, consulting fees of $72,000 are included in accrued expenses on the Company's consolidated statements of operations. For the year ended December 31, 2006, the Company expensed $189,000 in consulting fees in conjunction with the issuance of common stock to Rodriguez. The remainder of the stock value of $248,000 is included as a prepaid expense on the Company's consolidated balance sheet.

      In August 2005, Delta Technologies, Inc. entered into a consulting agreement with Richard F. Straub, Jr. ("Straub") for a period of three years, to provide ongoing technical assistance and support in the production of Technologies' insulating concrete wall forming products. Technologies agreed to pay Straub $4,400 per month over the term of the agreement and issue him shares of common stock at subsequent intervals during the term of the agreement. As of December 31, 2006, 131,578 shares with a value of$50,000 have been issued. Technologies can terminate the agreement at any time, but only for cause (defined, among other things, as a breach of the agreement by Straub). In the event of termination for cause, Technologies has no further liability to Straub.

      For the year ended December 31, 2006, consulting fees of $52,800 have been expensed and $16,667 of the stock value is included in accrued expenses on the Company's consolidated statements of operations.

c.    Leases

      The Company leases its office space in Pennsylvania. The Company entered into a new 12-month lease on March 1, 2006 that contained a year- to-year renewal provision. The first renewal period became effective March 1, 2007.

      The Company also has a month-to-month lease for a business office in Saudi Arabia at a cost of $1,000 per month.

      The Company's apartment lease in San Juan Puerto Rico expired on March 31, 2006 and was not renewed.

      Future minimum lease payments are as follows:

                                   Year ending
                                  December 31,
                             ------------------------

                            2007           $   19,800
                            2008                1,950
                                           ----------
                                           $   21,750

     Rent expense was $31,800 and $47,100 for the years ended December 31, 2005 and 2006, respectively.

15.   SUBSEQUENT EVENT

a. In 2007, the Company issued 111,040 shares of common stock as payment of $13,880 of accrued interest due as of March 12, 2007, pursuant to a 4% convertible promissory note issued by the Company in May 2004.