Form 10QSB
period 2007-03-31
DELTA MUTUAL INC
filed 2007-05-21
CIK 1112985

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 17, 2007, there were 62,272,286 shares of Common Stock, $.0001 par value, outstanding.

DELTA MUTUAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under  accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31,
2007
ASSETS

Current Assets:
Cash	$34,774
Prepaid expenses	202,704
Total Current Assets	237,478

Property and equipment - net	426,748
Intangible asset	131,679
Other assets	1,400

TOTAL ASSETS	$797,305

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$184,226
Accrued expenses	932,697
Convertible debt	652,740
Notes payable	240,655

TOTAL LIABILITIES	2,010,318

Minority interest in consolidated subsidiaries	294,483

Stockholders' Deficiency:
Common stock $0.0001 par value - authorized
100,000,000 shares; 62,272,286
outstanding	6,227
Additional paid-in-capital	7,944,752
Accumulated deficit	(9,448,475)
Subscription receivable	(10,000)
Total Stockholders' Deficiency	(1,507,496)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$797,305

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Revenue	$-	$160,722

Costs and Expenses
Cost of Sales	-	49,738

General and administrative
expenses	541,935	743,414
Impairment of long term asset	-	-
	541,935	793,152

Loss from operations	(541,935)	(632,430)

Accretion of convertible debt	-	(87,952)

Interest expense	(6,983)	(11,939)

Loss before minority interest	(548,918)	(732,321)

Minority interest share of (income)
loss of consolidated subsidiaries	(37,053)	(70,379)

Loss before benefit from income taxes	(585,971)	(802,700)

Benefit from income taxes	-	-

Net loss	$(585,971)	$(802,700)

Loss per common share-
basic and diluted	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding-
basic and diluted	62,185,922	38,630,794

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating
activities:

Net loss	$(585,971)	$(802,700)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	13,121	11,449
Non-cash compensation	13,880	184,790
Accretion of convertible debt	-	87,952
Compensatory element of option
issuance	196,745	64,145
Minority interest in income (losses) of
consolidated subsidiaries	37,053	70,379
Changes in operating assets
and liabilities	105,419	91,969
Net cash used in operating activities	(219,753)	(292,016)

Cash flows from investing activities:
Deposit on land	(25,000)	-
Refund of land deposit	35,500	-
Net cash provided by
investing activities	10,500	-

Cash flows from financing activities:
Proceeds from sale of common stock
and deferred stock purchase	-	144,000
Proceeds from exercise of warrants	-	73,000
Proceeds from convertible debt
financing	17,000	-
Repayment of loan	-	(23,910)
Payments to minority interests	(5,000)	-
Proceeds from minority interest	20,880	42,315

Net cash provided by
financing activities	32,880	235,405

Net increase (decrease) in cash	(176,373)	(56,611)
Cash - Beginning of period	211,147	67,042
Cash - End of period	$34,774	$10,431

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Supplementary information:
Cash paid during year for:
Interest	$-	$1,564
Income taxes	$-	$-

Changes in operating assets and
liabilities consists of:
(Increase) in accounts receivable	-	(165,082)
(Increase) decrease in prepaid expenses	47,250	65,059
(Increase) decrease in deposits	-	(24,500)
Increase in accounts payable
and accrued expenses	58,169	216,492
	$105,419	$91,969
Non-cash financing activities:

Issuance of common stock for debt	$-	$15,000

Issuance of convertible notes for
deferred stock purchase	$283,000	$-

Issuance of common stock in lieu of
payment of accured expenses	$13,880	$15,000

Issuance of common stock for services	$-	$288,542

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Delta Mutual, Inc. and subsidiaries (“Delta” or the “Company”) are engaged in providing environmental and construction technologies and services to certain geographic reporting segments in the Far East, the Middle East, the United States and Puerto Rico.

The Company’s environmental activities are conducted by its joint venture subsidiary Delta-Envirotech, Inc. (“Envirotech”) headquartered in Virginia. Envirotech has established a strategic alliance with ZAFF International, Ltd., a technology company in Saudi Arabia, to pursue environmental and other projects in Saudi Arabia and other areas of the Middle East. Envirotech also formed a local joint venture company in Indonesia, PT Triyudha-Envirotech, to perform energy and waste recovery operations in that country.

The Company’s construction technology activities are conducted through its wholly owned U.S., subsidiary, Delta Technologies, Inc (“Technologies”). Technologies acquired the intellectual property rights and filed a patent for a new insulating concrete wall forming (ICF) system known as Delta Wall.

BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2007, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments(consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

The consolidated financial statements for the period ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company’s business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and the marketing of a new product. There is no assurance the Company will ultimately achieve a profitable level of operations.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of sales adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its development activities and complete the proposed joint ventures. However, there is no assurance that additional capital will be obtained or that the joint ventures will be profitable. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of common stock. The consolidated statements also include the accounts of any Variable Interest Entities (“VIEs”) where the Company is deemed to be the primary beneficiary, regardless of its ownership percentage. All significant intercompany balances and transactions with consolidated subsidiaries are eliminated in the consolidated financial statements. Where the Company’s ownership interest is less than 100 percent, the minority ownership interests are reported in the consolidated balance sheet as a liability. The minority ownership interest of the Company’s earnings or loss, net of tax, is classified as “Minority interest in earnings of consolidated subsidiaries” in the consolidated statements of operations.

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Company grants credit to customers based on the customer’s financial condition, without requiring collateral. Exposure to losses on the receivables is principally dependent on each customer’s financial condition. The Company controls its exposure to credit risk through credit approvals.

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options and common stock purchase warrants. As of March 31, 2007, there were 9,476,587 potential common shares related to convertible debt and 7,978,000 potential common shares related to stock options. As of March 31, 2006, there were 9,003,200 potential common shares related to convertible debt; 8,778,000 potential common shares related to stock options and 6,850,000 potential common shares related to common stock purchase warrants.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104 “Revenue Recognition Financial Statements” (SAB No. 104). Revenue is recognized from the Company’s environmental remediation operation as the services are performed over the life of the remediation contracts.

PREACQUISITION COSTS

The Company accounts for costs incurred prior to the date of acquisition of a parcel of real property as preacquisition costs. Preacquisition costs are capitalized if the property was acquired or the acquisition of the property is probable. Capitalized preacquisition costs in excess of recoverable amounts are charged to expense.

EVALUATION OF LONG-LIVED ASSETS

The Company reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the carrying value of the long-lived asset exceeds the undiscounted amount of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan under which stock options and stock awards are granted to employees. Effective January 1, 2006, the Company accounts for stock based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123®, “Share-Based Payment.” The Company adopted SFAS 123® using the modified prospective method. Under modified prospective application, this SFAS applies to new awards and to awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for the portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the required effective date of this Statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the required effective date of this SFAS using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur shall not be continued.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income. The translation gains or losses were not material for the three months ended March 31, 2007 and 2006.

INTANGIBLES

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indications are identified.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments including cash, accounts payable, accrued expenses, and convertible debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”) “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its consolidated financial statements.

2. PROPERTY AND EQUIPMENT

March 31, 2007

Equipment	$480,035
Leasehold improvements	7,807
487,842
Less accumulated Depreciation	61,094
$426,748

Depreciation expense for the three months ended March 31, 2007 and 2006, amounted to $11,333 and $9,660, respectively.

3. INTANGIBLE ASSETS

Intellectual property costs are intellectual property included in a patent application. If the patent is not issued, the Company will write-off the unamortized amounts immediately. Other intangibles are being amortized over 20 years. Amortization expense was $1,788 and $1,787 for the three months ended March 31, 2007 and 2006, respectively.

Other intangible assets consist of the following:

	March 31, 2007
	Gross Carrying	Accumulated
	Amount	Amortization
Intellectual property costs	$143,000	$11,321
	$143,000	$11,321

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Year Ending	Amortization
December 31,	Expense
2007	$5,364
2008	7,150
2009	7,150
2010	7,150
2011	7,150

2007 represents amortization from April 1, through December 31, 2007.

4. INVESTMENT IN JOINT VENTURES

a.	In December 2003, the Company formed a joint venture project to develop Section 124, low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners, LP, that holds the 85% majority share of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. During the year ended December 31, 2006, the activities associated with this joint venture were discontinued. The operations of the joint venture have been consolidated with the Company for the three months ended March 31, 2007 and 2006, respectively.

In October 2004, the Company formed a second joint venture to develop Section 124 low income housing in Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners II, LP, that holds the 85% majority share of Delta Developers Guayanilla Corp., a Puerto Rico corporation formed to manage the construction and related activities required to build approximately 300 low income homes under Section 124. During the first quarter of 2007, the activities associated with this joint venture were discontinued and the land option deposit was returned to the Company. The operations of the joint venture have been consolidated with the Company for the three months ended March 31, 2007 and 2006, respectively.

In November 2006, The Company formed a new joint venture to develop Section 124 housing in Puerto Rico. The Company became the general partner and minority owner of a limited partnership, Delta TA, LP, formed to manage the construction and related activities to build approximately 330 residential units under section 124. The operations of this partnership have been consolidated with the Company since November 2006.

b.	In January 2004, the Company entered into a joint venture agreement with Hi Tech Consulting and Construction, Inc. (”Hi Tech”) forming Delta- Envirotech, Inc. for the purpose of providing environmental technologies and services to markets in the Middle East. The joint venture company is based in Virginia and focuses on participating in foreign government sponsored pollution remediation and other projects.

In July 2004, the Company and Hi Tech, pursuant to an agreement to purchase stock dated January 14, 2004, each sold 75 shares of the joint venture to a third party, representing a ten percent (10%) interest. The Company and Hi-Tech each own forty-five percent (45%) of the joint venture.

The operations of the joint venture have been consolidated with the Company for the three months ended March 31, 2007 and 2006. Delta-Envirotech, Inc. meets the definition of a Variable Interest Entity as defined in Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” requiring the primary beneficiaries of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs the majority of the expected losses of the entity or receives a majority of the entity’s expected residual return, or both, as a result of ownership, contractual or other financial interest in the entity.

c.	Minority interests primarily consist of ownership interest in Delta-Envirotech, Inc.; Delta Development Partners, LP; Delta Development Partners II, LP; Delta TA, LP; PT Triyudha-Envirotech; Delta Developers Corp. and Delta Developers Guayanilla Corp. The income and losses from operations of these entities and their respective minority interests have been reflected in the Company’s consolidated statements of operations for the three months ended March 31, 2007 and 2006. There are excess losses not absorbed by the minority interests due to limitations of their capital contributions. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company’s consolidated balance sheet represents the minority interests as of March 31, 2007. The following represents a schedule of minority interests as of March 31,

2007
Delta Development Partners LP	$145,076
Delta Development Partners II, LP	39,737
Delta TA, LP	109,670
Delta Developers Guayanilla, Corp.	-
Delta-Envirotech, Inc.	-
PT Triyudha - Envirotech	-
Delta Developers Corp.	-
$294,483

5. NOTES PAYABLE

In April 2005, the Company issued 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Pursuant to note modification agreements, the maturity dates of these notes were extend and in June 2006, became payable on written demand by the lenders. Interest expense for the three months ended March 31, 2007 and 2006 amounted to $4,213 and $4,213, respectively. As of March 31, 2007 accrued interest of $25,221 is included in accrued interest expense on the Company’s consolidated balance sheet.

6. CONVERTIBLE DEBT

In September 2004, the Company issued a 6% convertible note to an investor in the principal amount of $60,000, convertible into common stock at $0.05 per share. In September 2006, this note became payable upon written demand by the lender.

In May 2004, The Company issued to two related parties, two 4% convertible notes, in the aggregate principal amount of $322,900, convertible into common stock at $0.125 per share. By subsequent amendments, the maturity dates of these notes have been extended until July 10, 2007 and February 28, 2008. In 2006, one of the noteholders converted $29,160 of the principal amount into shares of common stock. At March 31, 2007, the principal amount of these two notes was $293,740.

On May 3, 2006, the Company issued a convertible note to a related party in the principal amount of $16,000. The note bears interest at 6% per annum and matures on November 3, 2007. The note is convertible into common stock at a conversion price of $0.06 per share, the fair value at the date of issuance. During the three months ended March 31, 2007, the Company issued a convertible note to a related party in the principal amount of $17,000 and a convertible note to an investor in the principal amount of $266,000. Both notes bear interest of 6% per annum and are convertible into common stock at an initial conversion price of $0.05 per share, the fair at the date of issuance. The notes mature in April 2008. In conjunction with the issuance of these two notes, the Company reclassified $266,000 recorded as deferred stock purchase, on its consolidated balance sheet as of December 31, 2006, to convertible notes at March 31, 2007.

The following table shows the maturities by year of total face amount of the long-term convertible debt obligations at March 31, 2007:

2007	$269,740
2008	383,000
652,740

For the three months ended March 31, 2007 and 2006, the Company recorded interest expense of $3,219 and $10,484, respectively. On March 12, 2007, the Company paid $13,880 of accrued interest to a convertible noteholder by issuing 111,040 shares of common stock. As of March 31, 2007, accrued interest of $56,381 is included in accrued expenses on the Company’s consolidated balance sheet.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

March 31
2007
Professional fees	$61,301
Interest expense	56,381
Payroll Expense	380,320
Payroll expense officers	125,561
Payroll tax expense	34,392
Other accrued expenses	274,742
$932,697

8. LOANS FROM RELATED PARTIES

In March 2005, the Company borrowed $71,731 from a shareholder of the Company, with interest at 6% per annum and the principal and interest due in three equal installments in 2005. The note was amended in December 2005 extending the final installment payment to February 20, 2006. On February 3, 2006, the Company made the final payment consisting of $23,910 of principal and$1,563 of accrued interest. Interest expense for the three months ended March 31, 2007 and 2006 amounted to $-0- and $287, respectively.

On May 17, 2006, the Company borrowed $30,000 from a shareholder of the Company, at interest of 6% per annum with the principal and interest due on May 17, 2008. Interest expense for the three months ended March 31, 2007 amounted to $450. The balance due to the shareholder is included in Notes Payable on the Company’s consolidated balance sheet at March 31, 2007. Accrued interest of $1,572 in included in accrued expenses on the Company’s consolidated balance sheet at March 31, 2007.

9. OTHER RELATED PARTY TRANSACTIONS

The Company’s Envirotech subsidiary pays monthly office rent to David Razmara, the president of Envirotech and a shareholder of the Company, in the amount of $1,000. The rent expense for the three months ended March 31, 2007 and 2006 amounted to $3,000 and $3,000, respectively.

10. STOCKHOLDERS’ DEFICIENCY

The Company issues shares of common stock for services and repayment of debt and interest at fair market value at time of issuance.

For the three months ended March 31, 2007, the Company issued 111,040 shares of common stock in payment of accrued interest valued at $0.125 per share.

11. BUSINESS SEGMENT INFORMATION

The Company operates in four reportable segments. The segments are geographic and include the Far East (Indonesia), the Middle East, North America (United States) and Puerto Rico. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.

The following is a summary of key financial data:

	Three Months
	ended March 31
	2007	2006
Total Revenue:
North America	$-	-
Indonesia	-	$160,722
Middle East	-	-
Puerto Rico	-	-
	$-	$160,722

Operating Loss:
North America	$(515,677)	$(599,521)
Indonesia	(8,988)	130,057
Middle East	(5,000)	(84,484)
Puerto Rico	(12,270)	(78,482)
	$(541,935)	$(632,430)

12. SHARE BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(r) “Share-Based Payment,” requiring the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of its employee share-based options and awards. SFAS No. 123(r) revised SFAS No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(r) is supplemented by SEC Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment.” SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(r) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

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

On March 31, 2007, the Company had one share-based compensation plan, which is described below. During the three months ended March 31, 2007 and 2006, the adoption of SFAS No.123(r) resulted in incremental stock-based compensation expense of $196,745 and $64,145, respectively. The incremental stock-based compensation expense caused earnings before provision for income taxes and net earnings to decrease by $196,745 and $146,250, respectively, and basic and diluted earnings per common share to decrease by $0.01 per share.

The Company also issues shares of its common stock to non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the three months ended March 31, 2007, the Company did not issue any shares of common stock to non-employees for services rendered. During the three months ended March 31, 2006, the Company issued 1,406,152 shares, and recorded expense of $288,542 in conjunction with the issuance of those shares.

Stock Option Plan

In December 2001, the Company’s stockholders approved a stock option plan entitled the 2001 Employee Stock Option Plan (the “2001 Plan”), pursuant to which 2,000,000 shares of common stock were reserved for issuance. In August 2004, the Company’s stockholders approved the 2004 Stock Option Plan (the “2004 Plan”), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of March 31, 2007, all shares under the 2001 Plan had been issued, and 2,022,000 shares of common stock remained available for issuance under the 2004 Plan.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006: dividends yield of 0%, expected volatility of 116% and expected life of 5 years.

During the three months ended March 31, 2007, the Company did not issue any stock options. During the three months ended March 31, 2006, the Company issued 778,000 stock options to five employees and recorded an expense of $64,145.

A summary of option activity under the 2004 Plan as of December 31, 2006 and changes during the three months ended March 31, 2007 is presented below:
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at January 1, 2007:	7,978,000	$0.11
Granted	-	-
Exercised	-	-
Forfeited, expired or cancelled:	-	-
Outstanding at March 31, 2007	7,978,000	$0.11	4.3	$(398,900)

Exercisable at March 31, 2007	3,908,940	$0.11	4.3	$(195,447)

A summary of the status of the Company’s non vested options as of December 31, 2006 and changes during the three months ended March 31, 2007 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Options	Options	Fair Value

Nonvested at January 1, 2007:	4,069,060	$0.11
Granted	-	-
Vested	-	-
Forfeited, expired or cancelled:	-	-
Nonvested at March 31, 2007	4,069,060	$0.11

At March 31, 2007, there was $1,999,505 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 4.3 years.

13. COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In August 2005, the Company entered into a consulting agreement with Juan B. Rodriguez Pagan (“Rodriguez”) to provide certain services and assistance to the Company in developing its construction and building materials businesses.

For the three months ended March 31, 2007, consulting fees of $48,000 are included in accrued expenses on the Company’s consolidated statements of operations. For the three months ended March 31, 2007 and 2006, the Company expensed $47,250 and $47,250, respectively, in consulting fees in conjunction with the issuance of common stock to Rodriguez. The remainder of the stock value of $200,750 is included as a prepaid expense on the Company’s consolidated balance sheet.

In August 2005, Delta Technologies, Inc., a wholly-owned subsidiary of the Company , entered into a consulting agreement with Richard F. Straub, Jr. (“Straub”) for a period of three years, to provide ongoing technical assistance and support in the production of insulating concrete wall forming products.

For the three months ended March 31, 2007 and 2006, consulting fees of $13,200 have been expensed. For the three months ended March 31, 2007, $29,167 of the stock value associated with the issuance of shares to Straub, is included in accrued expenses on the Company’s consolidated statements of operations and consolidated balance sheet, respectively.

14. INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainties in Income Taxes," ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustments in the net liability for unrecognized income tax benefits.

15. SUBSEQUENT EVENTS

a.	In April 2007, the Company issued a convertible promissory notes to a related party in the principal amount of $26,600.

b.	In May 2007, the Company issued a convertible promissory note to an investor in the principal amount of $250,000.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2007, we incurred a net loss of $585,971, because we had no revenue to offset operating expenses. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain any additional financing or, if we are able to obtain additional financing, that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

The net loss decreased by approximately $217,000 from $802,700 for the three months ended March 31, 2006 to approximately $586,000 for the three months ended March 31, 2007.

The items of significant decrease in the three months ended March 31, 2007 over the comparable period of the prior year were a decrease in general and administrative expense from approximately $743,000 in 2006 to approximately $542,000; a decrease in accretion of convertible debt of approximately $88,000; and a decrease in cost of sales of approximately $50,000.

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

Our construction technology activities are carried out by Delta Technologies, Inc. (our wholly owned subsidiary) and focused on the United States construction industry but are equally well suited for use in Puerto Rico and internationally.

Far East (Indonesia)

In Indonesia, we formed a local joint venture company to commence energy and waste recovery operations. The joint venture company, PT Triyudha-Envirotech, began operations in December 2005, pursuant to a contract with Pertamina, the government owned oil company. The initial contract that required us to process 3,000 metric tons of oil sludge was successfully completed in October 2006. We are currently negotiating a second contract to process an unlimited amount of oil sludge over a 12-month period at the same refinery and expect the negotiations to be concluded during the next several months.

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

The equipment specified in the agreement consists of several ICF technologies including our Delta Wall system. The agreement requires payment by letter of credit in four installments. We anticipate that the letter of credit will be opened before the end of the second quarter of 2007 and that the final payments will be received in the first quarter of 2008.

During July and August 2006, we announced that Envirotech expanded its product line by securing the master distribution rights for the Middle East for environmentally friendly organic emulsifiers used to clean oil wells and oil storage tanks, as well as a gas-imaging product used in oilfield and refining operations. The organic emulsifiers are scheduled for additional testing during the second quarter of 2007. The gas-imaging product is under evaluation by ARAMCO, the Saudi government oil company.

United States

In August 2005, Delta Technologies, Inc. acquired certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system, now know as Delta Wall.

Production of the Delta Wall blocks began in September 2006. An independent testing laboratory was hired to evaluate the blocks for the purpose of applying for International Commercial Code (ICC) approval. We are in the processing of selecting an engineering firm to perform the structural engineering evaluations necessary to complete the testing and evaluation for ICC approval.

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

FUNDING

We are currently dependent on equity investments or borrowing from private investors to pay our operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plans. We anticipate that we will be required to raise capital in an amount up to $700,000 during the remaining three quarters of this fiscal year in order to continue to fund our current activities and to finance our planned business operations.

LIQUIDITY

We have generated limited revenue from our current operations. We must rely primarily on private placements of Company stock or debt to pay operating expenses.

At March 31, 2007 we had a working capital deficit of $1,772,840, an increase of $340,032 in our working capital deficit compared with the first quarter of 2006. This increase for the period ended March 31, 2007 is a result of a decrease in accounts receivable and prepaid expenses and an increase in accrued expenses and convertible debt. Since we have limited sources of revenue, we expect a working capital deficit until our revenue is sufficient to cover our operating expenses.

In the three months ended March 31, 2007, we reclassified $283,00 of stock purchase deposits to convertible debt. In April and May 2007, we borrowed $26,600 from a stockholder of the Company and $250,000 from an investor, all pursuant to convertible promissory notes that are payable 12 months from the date of issuance.

ASSETS

At March 31, 2007, we had total assets of $797,305, compared to total assets of $1,176,571 at March 31, 2006. The decrease in total assets as of March 31, 2007 was due to a decrease in accounts receivable, prepaid expenses and fixed assets, offset by a modest increase in cash.

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

ITEM 3. CONTROLS AND PROCEEDURES

a. Disclosure controls and procedures.

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

b. Changes in internal controls over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On May 16, 2007, we filed a Preliminary Information Statement with the Securities and Exchange Commission for an increase of our authorized common stock from 100,000,000 to 250,000,000 shares of common stock, par value $.0001 per share. Our board of directors recommended the proposed increase in the authorized number of shares of common stock to insure that a sufficient number of authorized and unissued shares is available (i) for the conversion of outstanding convertible promissory notes, pursuant to which 21,008,587 shares are reserved; (ii) to raise additional capital for the operations of the Company; (iii) to make options and shares available to employees, future non-employee directors and consultants of the Company as incentive for services provide to the Company; and (iv) to have shares of common stock available for possible acquisitions. There are currently no set plans or arrangements relating to the issuance of any additional shares of common stock. We are not party to any agreements or understandings regarding any acquisitions, nor are any acquisitions under negotiation.

We obtained stockholder approval for the amendment of our Certificate of Incorporation to increase the number of shares of our common stock that we are authorized to issue by written consent on May 15, 2007, from our stockholders holding 52.94% of the issued and outstanding shares of our common stock. The amendment authorizing the increase in our common stock will not become effective until (i) at least 20 days after we deliver the Definitive Information Statement to our stockholders of record; (ii) we file the Definitive Information Statement with the Securities and Exchange Commission; and (iii) the Certificate of Amendment for the increase in authorized shares has been accepted for filing by the Secretary of State of the State of Delaware.

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

Dated: May 18, 2007

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