Form 10QSB
period 2007-06-30
DELTA MUTUAL INC
filed 2007-08-10
CIK 1112985

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended June 30, 2007

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

At August 8, 2007, there were 62,272,286 shares of Common Stock, $.0001 par value, outstanding.

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

The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30,
2007
ASSETS

Current Assets:
Cash	$66,849
Prepaid expenses	1,954
Total Current Assets	68,803

Property and equipment - net	415,540
Intangible asset	129,892
Other assets	1,400

TOTAL ASSETS	$615,635

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$234,326
Accrued expenses	983,042
Convertible debt	929,340
Notes payable	240,655

TOTAL LIABILITIES	2,387,363

Minority interest in consolidated subsidiaries	292,818

Stockholders' Deficiency:
Common stock $0.0001 par value - authorized 250,000,000 shares; 62,272,286 outstanding	6,227
Additional paid-in-capital	8,141,497
Accumulated deficit	(10,212,270)
Total Stockholders' Deficiency	(2,064,546)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$615,635

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenue	$-	$260,704	$-	$99,982

Costs and Expenses
Cost of Sales	-	79,432	-	29,694

General and administrative expenses	1,275,477	1,363,702	733,542	620,288
	1,275,477	1,443,134	733,542	649,982

Loss from operations	(1,275,477)	(1,182,430)	(733,542)	(550,000)

Accretion of convertible debt	-	(146,751)	-	(58,798)

Interest expense	(26,464)	(23,543)	(19,481)	(11,604)

Loss before minority interest	(1,301,941)	(1,352,724)	(753,023)	(620,402)

Minority interest share of (income)
loss of consolidated subsidiaries	(47,825)	(92,059)	(10,772)	(21,680)

Loss before benefit from income taxes	(1,349,766)	(1,444,783)	(763,795)	(642,082)

Benefit from income taxes	-	-	-	-

Net loss	$(1,349,766)	$(1,444,783)	$(763,795)	$(642,082)

Loss per common share-basic and diluted	$(0.02)	$(0.04)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding-basic and diluted	62,229,342	41,030,224	62,272,286	41,865,537

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:

Net loss	$(1,349,766)	$(1,444,783)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	26,116	22,896
Non-cash compensation	13,880	168,432
Accretion of convertible debt	-	146,751
Compensatory element of option issuance	393,490	447,435
Minority interest in income (losses) of consolidated subsidiaries	47,825	92,059
Changes in operating assets and liabilities	433,214	103,250
Net cash used in operating activities	(435,241)	(463,960)

Cash flows from investing activities:
Deposit on land	(25,000)	-
Refund of land deposit	35,500	-
Net cash provided by
investing activities	10,500	-

Cash flows from financing activities:
Proceeds from sale of common stock and deferred stock purchase	10,000	333,000
Proceeds from exercise of warrants	-	73,000
Proceeds from loans	-	30,000
Proceeds from borrowings	-	16,000
Proceeds from convertible debt financing	267,000	-
Repayment of loan	-	(23,910)
Payments to minority interests	(47,375)	(6,514)
Proceeds from minority interest	50,818	79,941

Net cash provided by financing activities	280,443	501,517

Net increase (decrease) in cash	(144,298)	37,557
Cash - Beginning of period	211,147	67,042
Cash - End of period	$66,849	$104,599

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Supplementary information:
Cash paid during year for:
Interest	$-	$1,564
Income taxes	$-	$-

Changes in operating assets and
liabilities consists of:
(Increase) in accounts receivable	-	(257,674)
(Increase) decrease in prepaid expenses	248,000	17,809
(Increase) decrease in deposits	-	(49,000)
Increase in accounts payable and accrued expenses	185,214	392,115
	$433,214	$103,250
Non-cash financing activities:

Issuance of common stock for debt	$-	$292,634

Issuance of convertible notes for deferred stock purchase	$266,000	$-

Issuance of convertible note in lieu of payment of commission	$26,600	$-

Issuance of common stock in lieu of payment of accured expenses	$13,880	$-

Issuance of common stock for services	$-	$307,841

Issuance of common stock for settlement	$-	$42,750

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2007, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

The consolidated financial statements for the period ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of common stock. The consolidated statements also include the accounts of any Variable Interest Entities ("VIEs") where the Company is deemed to be the primary beneficiary, regardless of its ownership percentage. All significant intercompany balances and transactions with consolidated subsidiaries are eliminated in the consolidated financial statements. Where the Company's ownership interest is less than 100 percent, the outside stockholders’ interest are shown as minority interest. The minority ownership interest of the Company's earnings or loss, net of tax, is classified as "Minority interest in earnings of consolidated subsidiaries" in the consolidated statements of operations.

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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options and common stock purchase warrants. As of June 30, 2007, there were 15,008,587 potential common shares related to convertible debt and 7,978,000 potential common shares related to stock options. As of June 30, 2006, there were 5,679,867 potential common shares related to convertible debt and 8,778,000 potential common shares related to stock options.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income. The translation gains or losses were not material for the six and three months ended June 30, 2007 and 2006.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”) “The Fair Value Option for Financial Assets and Financial Liabilities," providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its consolidated financial statements.

2.	PROPERTY AND EQUIPMENT

June 30, 2007

Equipment	$480,035
Leasehold improvements	7,807
487,842

Less accumulated
Depreciation	72,302

$415,540

Depreciation expense for the six and three months ended June 30, 2007 and 2006, amounted to $22,541 and $11,208; and $19,321 and $9,661, respectively.

3.	INTANGIBLE ASSETS

Intellectual property costs are intellectual property included in a patent application. If the patent is not issued, the Company will write-off the unamortized amounts immediately. Other intangibles are being amortized over 20 years. Amortization expense was $3,575 and $1,787; and $3,575 and $1,788 for the six and three months ended June 30, 2007 and 2006, respectively.

Other intangible assets consist of the following:

	June 30, 2007
	Gross Carrying	Accumulated
	Amount	Amortization
Intellectual property costs	$143,000	$13,108

	$143,000	$13,108

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Amortization
Year Ending December 31,	Expense

2007	$3,575
2008	7,150
2009	7,150
2010	7,150
2011	7,150

2007 represents amortization from July 1, through December 31, 2007.

4.	INVESTMENT IN JOINT VENTURES

a.
In December 2003, the Company formed a joint venture project to develop Section 124, low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners, LP, that holds the 85% majority share of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. During the year ended December 31, 2006, the activities associated with this joint venture were discontinued. The operations of the joint venture have been consolidated with the Company for the six and three months ended June 30, 2007 and 2006, respectively.

In October 2004, the Company formed a second joint venture to develop Section 124 low income housing in Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners II, LP, that holds the 85% majority share of Delta Developers Guayanilla Corp., a Puerto Rico corporation formed to manage the construction and related activities required to build approximately 300 low income homes under Section 124. During the first quarter of 2007, the activities associated with this joint venture were discontinued and the land option deposit was returned to the Company. The operations of the joint venture have been consolidated with the Company for the six and three months ended June 30, 2007 and 2006, respectively.

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

The operations of the joint venture have been consolidated with the Company for the six and three months ended June 30, 2007 and 2006. Delta-Envirotech, Inc. meets the definition of a Variable Interest Entity as defined in Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), "Consolidation of Variable Interest Entities" requiring the primary beneficiaries of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs the majority of the expected losses of the entity or receives a majority of the entity's expected residual return, or both, as a result of ownership, contractual or other financial interest in the entity.

c.
Minority interests primarily consist of ownership interest in Delta Development Partners, LP; Delta Development Partners II, LP; Delta TA, LP; Delta Developers Corp.; Delta Developers Guayanilla Corp.; Delta-Envirotech, Inc. and PT Triyudha-Envirotech.

The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's consolidated statements of operations for the six and three months ended June 30, 2007 and 2006. There are excess losses not absorbed by the minority interests due to limitations of their capital contributions. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's consolidated balance sheet represents the minority interests as of June 30, 2007.

The following represents a schedule of minority interests as of June 30,

2007

Delta Development Partners LP	$144,757
Delta Development Partners II, LP	39,634
Delta TA, LP	108,427
Delta Developers Corp.	—
Delta Developers Guayanilla Corp.	—
Delta-Envirotech, Inc.	—
PT Triyudha - Envirotech	—

$292,818

5.	NOTES PAYABLE

In April 2005, the Company issued 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Pursuant to note modification agreements, the maturity dates of these notes were extended and in June 2006, became payable on written demand by the lenders. Interest expense for the six and three months ended June 30, 2007 and 2006 amounted to $8,426 and $4,213; and $8,246 and $4,213, respectively. As of June 30, 2007 accrued interest of $29,434 is included in accrued interest expense on the Company's consolidated balance sheet.

6.	CONVERTIBLE DEBT

In September 2004, the Company issued a 6% convertible note to an investor in the principal amount of $60,000, convertible into common stock at $0.05 per share. In September 2006, this note became payable upon written demand by the lender.

In May 2004, The Company issued to two related parties, two 4% convertible notes, in the aggregate principal amount of $322,900, convertible into common stock at $0.125 per share. By subsequent amendments, the maturity dates of these notes have been extended until September 10, 2007 and February 28, 2008. In 2006, one of the noteholders converted $29,160 of the principal amount into shares of common stock. At June 30, 2007, the principal amount of these two notes was $293,740.

On May 3, 2006, the Company issued a convertible note to a related party in the principal amount of $16,000. The note bears interest at 6% per annum and matures on November 3, 2007. The note is convertible into common stock at a conversion price of $0.06 per share, the fair value at the date of issuance.

During the first quarter of 2007, the Company issued a convertible note to a related party in the principal amount of $17,000, and a convertible note to an investor in the principal amount of $266,000.  Both notes bear interest of 6% per annum and are convertible into common stock at an initial conversion price of $0.05 per share, the fair at the date of issuance. The notes mature in April 2008. In conjunction with the issuance of these two notes, the Company reclassified $266,000 recorded as deferred stock purchase, on its consolidated balance sheet as of December 31, 2006, to convertible notes at March 31, 2007.

In April 2007, the Company issued a convertible note to a related party in the principal amount of $26,600 bearing interest of 6% per annum and convertible into common stock at the initial conversion price of $0.05 per share, the fair value at the date of issuance. The note matures in April 2008.

In May 2007, the Company borrowed $250,000 from an investor pursuant to the terms of a convertible promissory note in the aggregate principal amount of $550,000. The note bears interest of 10% per annum and is convertible into common stock at an initial conversion price of $0.05 per share, the fair value at the date of issuance. The maturity date for the amount borrowed is May 2008.

The following table shows the maturities by year of total face amount of the long-term convertible debt obligations at June 30, 2007:

2007	$269,740
2008	659,600
929,340

For the six and three months ended June 30, 2007 and 2006, the Company recorded interest expense of $26,464 and $19,481; and $23,543 and $11,604, respectively. In March 2007, the Company paid $13,880 of accrued interest to a convertible noteholder by issuing 111,040 shares of common stock. As of June 30, 2007, accrued interest of $75,862 is included in accrued expenses on the Company's consolidated balance sheet.

7.	ACCRUED EXPENSES

      Accrued expenses consist of the following:

June 30
2007

Professional fees	$8,105
Interest expense	75,862
Payroll Expense	407,320
Payroll expense officers	121,499
Payroll tax expense	36,147
Other accrued expenses	334,109

$983,042

8.	LOANS FROM RELATED PARTIES

In March 2005, the Company borrowed $71,731 from a shareholder of the Company, with interest at 6% per annum and the principal and interest due in three equal installments in 2005. The note was amended in December 2005 extending the final installment payment to February 20, 2006. On February 3, 2006, the Company made the final payment consisting of $23,910 of principal and$1,563 of accrued interest. Interest expense for the six and three months ended June 30, 2007 and 2006 amounted to $-0- and $-0-; and $-0- and $287, respectively.

On May 17, 2006, the Company borrowed $30,000 from a shareholder of the Company, at interest of 6% per annum with the principal and interest due on May 17, 2008. Interest expense for the six and three months ended June 30, 2007 and 2006 amounted to $900 and $450; and $222 and $222, respectively. The balance due to the shareholder is included in Notes Payable on the Company's consolidated balance sheet at June 30, 2007. Accrued interest of $2,022 in included in accrued expenses on the Company’s consolidated balance sheet at June 30, 2007.

9.	OTHER RELATED PARTY TRANSACTIONS

The Company's Envirotech subsidiary pays monthly office rent to David Razmara, the president of Envirotech and a shareholder of the Company, in the amount of $1,000. The rent expense for the six and three months ended June 30, 2007 and 2006 amounted to $6,000 and $3,000, respectively.

10.	STOCKHOLDERS' DEFICIENCY

The Company issues shares of common stock for services and repayment of debt and interest at fair market value at time of issuance.

For the six months ended June 30, 2007, the Company issued 111,040 shares of common stock in payment of accrued interest valued at $0.125 per share.

11.	BUSINESS SEGMENT INFORMATION

The Company operates in four reportable segments. The segments are geographic and include the Far East (Indonesia), the Middle East, North America (United States) and Puerto Rico. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.

The following is a summary of key financial data:

	Six Months ended June 30		Three Months ended June 30,
	2007	2006	2007	2006

Total Revenue:

North America	$—	—	$—	$—
Indonesia	—	$260,704	—	99,982
Middle East	—	—	—	—
Puerto Rico	—	—	—	—

	$—	$260,704	$—	$99,982

Operating Loss:

North America	$(1,221,001)	$(1,077,311)	$(705,324)	$(540,283)
Indonesia	(18,975)	75,319	(9,987)	25,705
Middle East	(10,000)	(29,400)	(5,000)	(14,700)
Puerto Rico	(25,501)	(151,038)	(13,231)	(20,722)

	$(1,275,477)	$(1,182,430)	$(733,542)	$(550,000)

12.	SHARE BASED COMPENSATION

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

At June 30, 2007, the Company had one share-based compensation plan, which is described below. During the six and three months ended June 30, 2007 and 2006, the adoption of SFAS No.123(R) resulted in incremental stock-based compensation expense of $393,490 and $196,745; and $292,500 and $146,250, respectively. The incremental stock-based compensation expense caused earnings before provision for income taxes and net earnings to decrease by $393,490 and $196,745; and $295,500 and $146,250, respectively, and basic and diluted earnings per common share to decrease by $0.01 per share.

The Company also issues shares of its common stock to non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the six and three months ended June 30, 2007, the Company did not issue any shares of common stock to non-employees for services rendered. During the six and three months ended June 30, 2006, the Company issued 1,490,152 shares, and recorded expense of $307,841 in conjunction with the issuance of those shares, of which $250,000 was included in prepaid expenses on the consolidated balance sheet at June 30, 2006.

Stock Option Plan

In December 2001, the Company's stockholders approved a stock option plan entitled the 2001 Employee Stock Option Plan (the "2001 Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance. In August 2004, the Company's stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of June 30, 2007, all shares under the 2001 Plan had been issued, and 2,022,000 shares of common stock remained available for issuance under the 2004 Plan.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006: dividends yield of 0%, expected volatility of 116% and expected life of 5 years.

During the six and three months ended June 30, 2007, the Company did not issue any stock options. During the six and three months ended June 30, 2006, the Company issued 778,000 stock options to five employees and recorded an expense of $64,145.

A summary of option activity under the 2004 Plan as of December 31, 2006 and changes during the six months ended June 30, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at January 1, 2007:	7,978,000	$0.11
Granted	—	—
Exercised	—	—
Forfeited, expired or cancelled:	—	—

Outstanding at June 30, 2007	7,978,000	$0.11	4.0	$(319,120)

Exercisable at June 30, 2007	3,908,940	$0.11	4.0	$(156,358)

A summary of the status of the Company's non vested options as of December 31, 2006 and changes during the six months ended June 30, 2007 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Options	Options	Fair Value

Nonvested at January 1, 2007:	4,069,060	$0.11
Granted	—	—
Vested	—	—
Forfeited, expired or cancelled:	—	—

Nonvested at June 30, 2007	4,069,060	$0.11

At June 30, 2007, there was $1,802,760 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 4.0 years.

13.	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In August 2005, the Company entered into a consulting agreement with Juan B. Rodriguez Pagan ("Rodriguez") to provide certain services and assistance to the Company in developing its construction and building materials businesses.

For the six months ended June 30, 2007, consulting fees of $62,720 are included in accrued expenses on the Company's consolidated balance sheet. For the six and three months ended June 30, 2007 and 2006, the Company expensed $94,500 and $47,250; and $94,500 and $47,250, respectively, in consulting fees in conjunction with the issuance of common stock to Rodriguez.

By written notice, the Company terminated this agreement effective June 2, 2007, and informed Rodriguez that the reason for termination was because he had violated certain provisions of the agreement. In conjunction with the termination, the Company recorded a one-time charge of $248,000.

In August 2005, Delta Technologies, Inc., a wholly-owned subsidiary of the Company , entered into a consulting agreement with Richard F. Straub, Jr. ("Straub") for a period of three years, to provide ongoing technical assistance and support in the production of insulating concrete wall forming products.

For the six and three months ended June 30, 2007 and 2006, consulting fees of $26,400 and $13,200; and $26,400 and $13,200, respectively have been expensed. For the six months ended June 30, 2007, $41,667 of the stock value associated with the issuance of shares to Straub, is included in accrued expenses on the Company's consolidated statements of operations and consolidated balance sheet, respectively.

14.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainties in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustments in the net liability for unrecognized income tax benefits.

15.	SUBSEQUENT EVENTS

a.
In July 2007, the Company received $150,000 from an investor pursuant to the terms of a convertible promissory note in the aggregate principal amount of $550,000 dated May 1, 2007 (the “Note”). The Company has not received the balance of $150,000 due from the investor pursuant to the Note.

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

RESULTS OF OPERATIONS

During the six months ended June 30, 2007, we incurred a net loss of $1,349,766, because we had no revenue to offset operating expenses. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain any additional financing or, if we are able to obtain additional financing, that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006.

The net loss increased by approximately $122,000 from $642,082 for the three months ended June 30, 2006 to approximately $764,000 for the three months ended June 30, 2007.

General and administrative expenses for the three months ended June 30, 2007 increased approximately $113,000 over the comparable period in the prior year. However, ongoing general and administrative expenses decreased by approximately $161,000 from the prior year period, which was offset by a one-time, non-cash charge of $248,000 associated with the termination of a consulting agreement.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006.

The net loss decreased by approximately $95,000 from $1,444,783 for the six months ended June 30, 2006 to $1,349,766 for the six months ended June 30, 2007.

General and admistrative expenses for the six months ended June 30, 2007 decreased approximately $88,000 from the comperable period in 2006. Ongoing general and administrative expenses decreased approximately $336,000 from the prior year period, offset by a one-time, non-cash charge of $248,000. The other items of significant decrease in the six months ended June 30, 2007 over the comparable period of the prior year were a decrease in accretion of convertible debt of approximately $147,000 and a decrease in our share of the losses of our consolidated subsidiaries of approximately $44,000.

PLAN OF OPERATION

The Company has established a wholly-owned subsidiary, a joint venture subsidiary and a limited partnership, primarily to establish business operations focused on providing environmental and construction technologies and services in the Far East, the Middle East, the United States and Puerto Rico.

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

Far East (Indonesia)

In Indonesia, we formed a local joint venture company to commence energy and waste recovery operations. The joint venture company, PT Triyudha-Envirotech, began operations in December 2005, pursuant to a contract with Pertamina, the government owned oil company. The initial contract that required us to process 3,000 metric tons of oil sludge was successfully completed in October 2006. In January 2007, we began negotiating a second contract to process an unlimited amount of oil sludge over a 12-month period at the same refinery. We have experienced unexpected delays in the negotiations and now expect them to be concluded during the third quarter.

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

The equipment specified in the agreement consists of several ICF technologies including the machinery that produces our Delta Wall system. The agreement requires payment by letter of credit in four installments. We currently anticipate that the letter of credit will be opened during the third quarter of 2007 and that the final payment will be received in the second quarter of 2008.

During July and August 2006, we announced that Envirotech expanded its product line by securing the master distribution rights for the Middle East for environmentally friendly organic emulsifiers used to clean oil wells and oil storage tanks, as well as a gas-imaging product used in oilfield and refining operations. The organic emulsifiers are used in combination with a centrifuge. A demonstration centrifuge has been fabricated in the US and is scheduled to be shipped to Saudi Arabia in August. Once the demonstration unit is in place, testing of these products will be conducted for ARAMCO, the Saudi government oil company. The gas-imaging product is still under evaluation by ARAMCO.

Over the past nine months, Envirotech has been working with the operators of oil sludge processing facilities in Bahrain and Kuwait to improve the processing technology currently in use. The operators have agreed to evaluate new processing equipment provided through Envirotech. We expect to ship the demonstration unit, that will be evaluated on site by the respective operators, during the third quarter.

United States

In August 2005, Delta Technologies, Inc. acquired certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system, now know as Delta Wall.

Production of the Delta Wall blocks began in September 2006. An independent testing laboratory was hired in January 2007 to evaluate the blocks for the purpose of applying for International Commercial Code (ICC) approval. We still require independent structural engineering evaluations to complete the testing and evaluation necessary for ICC approval.

Puerto Rico

In November 2006, we formed a new limited partnership to acquire a suitable parcel of land for a new housing development approved for Section 124 housing and zoned for residential construction. In January 2007, we secured an option on a 13-acre tract in Toa Alta that met these requirements. During the subsequent discussions with our bank to obtain financing to acquire the property and begin construction of the first phase of the project, the bank informed us that it will not provide financing for a Section 124 project on the proposed site. However, the bank has indicated that it will consider financing a moderate income development with fewer and larger housing units. Since this would require substantial changes to the project as originally conceived, we are in discussions with our limited partner regarding whether or not to proceed with a redesigned project.

FUNDING

We are currently dependent on equity investments or borrowing from private investors to pay our operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plans. We anticipate that we will be required to raise capital in an amount up to $450,000 during the remaining two quarters of this fiscal year in order to continue to fund our current activities and to finance our planned business operations.

LIQUIDITY

We have generated limited revenue from our current operations. We must rely primarily on private placements of Company stock or debt to pay operating expenses.

At June 30, 2007 we had a working capital deficit of $2,318,560, an increase of $1,003,342 in our working capital deficit compared with the close of the second quarter of 2006. This increase for the period ended June 30, 2007 is a result of a decrease in accounts receivable and prepaid expenses and an increase in accrued expenses and convertible debt, partially offset by a decrease in accounts payable. Since we have limited sources of revenue, we expect a working capital deficit until our revenue is sufficient to cover our operating expenses.

In the six months ended June 30, 2007, we reclassified $266,000 of stock purchase deposits to convertible debt, borrowed $43,600 from a stockholder of the Company and borrowed $250,000 from an investor. In July 2007, we borrowed an additional $150,000 from an investor, pursuant to the terms of a convertible promissory note dated May 1, 2007.

ASSETS

At June 30, 2007, we had total assets of $615,635, compared to total assets of $1,329,134 at June 30, 2006. The decrease in total assets as of June 30, 2007 was due to a decrease in all classes of current assets, particularly accounts receivable and prepaid expenses and a modest decrease in fixed assets.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On April 16, 2007, our board of directors approved an amendment to our Certificate of Incorporation to provide for an increase of the number of shares of Common Stock that the Company is authorized to issue from 100,000,000 to 250,000,000. Stockholder approval for the amendment to our Certificate of Incorporation was obtained by written consent on May 15, 2007, from stockholders holding a majority of the issued and outstanding shares.

(b) Stockholders holding 32,965,811 shares of our common stock, or 52.94%, of the 62,272,286 then issued and outstanding shares of our common stock approved the proposal to amend the Certificate of Incorporation to increase the number of authorized shares of common stock:

			Abstentions/
Proposal	Shares in Favor	Shares Against	Broker Nonvotes

Increase authorized common stock	32,965,811	—	—

ITEM 5. OTHER INFORMATION

As of August 26, 2005, we entered into a consulting services agreement with Juan Bautista Rodriguez Pagan, to assist us in developing our construction and construction materials businesses. We have terminated this agreement by notice dated May 3, 2007. Under the consulting agreement, which was originally for a term of four years, Mr. Rodriguez was to receive monthly payments of $6,000 each; shares of restricted common stock upon entering into the agreement and at defined intervals thereafter; and commissions based on the gross sales of Delta Technologies, Inc., our subsidiary that conducts our construction materials business. Mr. Rodriguez was issued 1,851,092 restricted shares our common stock, and was to be issued certain additional restricted shares of our common stock. We have made monthly cash payments of approximately $30,000 to Mr. Rodriguez under this agreement and no commission payments. We have advised Mr. Rodriguez that the reason for termination was because he has been in violation of certain provisions of the agreement.

ITEM 6. EXHIBITS

3.1c	Certificate of Amendment to Certificate of Incorporation, filed June 26, 2007.

3.1d	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended.

4.6e	Amendment, dated April 4, 2007, to 4% Convertible Promissory Note in the principal amount of $193,740.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

BY:	/s/ Peter F. Russo
Peter F. Russo
President and Chief Executive Officer

Dated: August 10, 2007

EXHIBIT INDEX

3.1c	Certificate of Amendment to Certificate of Incorporation, filed June 26, 2007.

3.1d	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended.

4.6e	Amendment, dated April 4, 2007, to Convertible Promissory Note in the principal amount of $193,740.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.