Form 10QSB
period 2007-09-30
DELTA MUTUAL INC
filed 2007-11-09
CIK 1112985

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 9, 2007, there were 78,882,953 shares of Common Stock, $.0001 par value, outstanding.

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

The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
September 30,
2007

Current Assets:
Cash	$166,506
Prepaid expenses	1,914
Total Current Assets	168,420

Property and equipment - net	404,331
Intangible asset	128,104
Other assets	650

TOTAL ASSETS	$701,505

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$217,377
Accrued expenses	1,073,754
Convertible debt	679,340
Notes payable	240,655

TOTAL LIABILITIES	2,211,126

Minority interest in consolidated subsidiaries	63,845

Stockholders' Deficiency:
Common stock $0.0001 par value - authorized
250,000,000 shares; 73,272,286
outstanding	7,327
Additional paid-in-captial	8,887,142
Accumulated deficit	(10,467,935)
Total Stockholders' Deficiency	(1,573,466)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$701,505

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenue	$-	$279,870	$-	$19,166

Costs and Expenses
Cost of Sales	-	112,549	-	33,117

General and administrative
expenses	1,761,240	1,825,636	485,763	461,934
	1,761,240	1,938,185	485,763	495,051

Loss from operations	(1,761,240)	(1,658,315)	(485,763)	(475,885)

Accretion of convertible debt	-	(169,773)	-	(23,022)

Interest expense	(34,782)	(33,461)	(8,318)	(9,918)

Loss before minority interest	(1,796,022)	(1,861,549)	(494,081)	(508,825)

Minority interest share of (income)
loss of consolidated subsidiaries	190,591	(114,563)	238,416	(22,504)

Loss before benefit from income taxes	(1,605,431)	(1,976,112)	(255,665)	(531,329)

Benefit from income taxes	-	-	-	-

Net loss	$(1,605,431)	$(1,976,112)	$(255,665)	$(531,329)

Loss per common share-
basic and diluted	$(0.03)	$(0.04)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding-
basic and diluted	62,514,044	50,436,864	62,989,677	54,324,578

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating
activities:

Net loss	$(1,605,431)	$(1,976,112)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	39,113	35,862
Non-cash compensation	13,880	262,012
Accretion of convertible debt	-	169,773
Compensatory element of option
issuance	590,235	697,655
Minority interest in (income) losses of
consolidated subsidiaries	(190,591)	114,563
Changes in operating assets
and liabilities	507,767	(154,384)
Net cash used in operating activities	(645,027)	(850,631)

Cash flows from investing activities:
Deposit on land	(25,000)	-
Purchase of fixed assets	-	(60,658)
Refund of land deposit	35,500	-
Net cash provided by (used in)
investing activities	10,500	(60,658)

Cash flows from financing activities:
Proceeds from sale of common stock
and deferred stock purchase	10,000	799,000
Proceeds from exercise of warrants	-	73,000
Proceeds from loans	-	30,000
Proceeds from borrowings	-	16,000
Proceeds from convertible debt
financing	567,000	-
Repayment of loan	-	(23,910)
Payments to minority interests	(60,376)	(6,514)
Proceeds from minority interest	73,262	82,893

Net cash provided by
financing activities	589,886	970,469

Net increase (decrease) in cash	(44,641)	59,180
Cash - Beginning of period	211,147	67,042
Cash - End of period	$166,506	$126,222

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Supplementary information:
Cash paid during year for:
Interest	$-	$1,564
Income taxes	$-	$-

Changes in operating assets and
liabilities consists of:
(Increase) in accounts receivable	-	(280,317)
(Increase) decrease in prepaid expenses	248,040	17,809
(Increase) decrease in deposits	-	-
(Increase) decrease in other assets	750	-
Increase in accounts payable
and accrued expenses	258,977	108,124
	$507,767	$(154,384)
Non-cash financing activities:

Issuance of common stock for debt	$550,000	$357,074

Issuance of convertible notes for
deferred stock purchase	$292,600	$-

Issuance of common stock in lieu of
payment of accrued expenses	$13,880	$-

Issuance of common stock for services	$-	$400,391

Issuance of common stock
for settlement	$-	$42,750

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Delta Mutual, Inc. and subsidiaries ("Delta" or the "Company") are engaged in providing environmental and construction technologies and services to certain geographic reporting segments in the Far East, the Middle East and the United States. The Company had formerly operated in a fourth reportable segment, Puerto Rico. As of the close of the quarterly reporting period ended September 30, 2007, the Company discontinued all operations in Puerto Rico. See Note 4 and Note 11 to the unaudited consolidated financial statements for further information regarding these discontinued operations.

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

BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2007, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made.

The consolidated financial statements for the period ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt and stock options. As of September 30, 2007, there were 10,008,587 potential common shares related to convertible debt and 7,978,000 potential common shares related to stock options. As of September 30, 2006, there were 4,816,587 potential common shares related to convertible debt and 8,778,000 potential common shares related to stock options.

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

EVALUATION OF LONG-LIVED ASSETS

The Company reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes n circumstances indicate the carrying value may not be recoverable in accordance with guidance in Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value of the long-lived asset exceeds the undiscounted amount of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan under which stock options are granted to employees. Effective January 1, 2006, the Company accounts for stock based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." The Company adopted SFAS 123(R) using the modified prospective method. Under modified prospective application, this SFAS applies to new awards and to awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for the portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the required effective date of this Statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the required effective date of this SFAS using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur shall not be continued.

INCOME TAXES

The Company accounts for income taxes using an asset and liability approach under which deferred taxes are recognized by applying enacted tax rates applicable to future years to the differences between financial statement carrying amounts and the tax basis of reported assets and liabilities. The principal item giving rise to deferred taxes is the future tax benefits of certain net operating loss carryforwards.

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income. The translation gains or losses were not material for the nine and three months ended September 30, 2007 and 2006.

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

2. PROPERTY AND EQUIPMENT

September 30, 2007

Equipment	$480,035
Leasehold improvements	7,807
487,842

Less accumulated
Depreciation	83,511

$404,331

Depreciation expensive for the nine and three months ended September 30, 2007 and 2006, amounted to $33,750 and $11,209; and $30,499 and $11,178, respectively.

3. INTANGIBLE ASSETS

Intellectual property costs are intellectual property included in a patent application. If the patent is not issued, the Company will write-off the unamortized amounts immediately. Other intangibles are being amortized over 20 years. Amortization expense was $5,363 and $1,787; and $5,363 and $1,788 for the nine and three months ended September 30, 2007 and 2006, respectively.

Other intangible assets consist of the following:

	September 30, 2007

	Gross Carrying	Accumulated
	Amount	Amortization

Intellectual property costs	$143,000	$14,896
	$143,000	$14,896

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Year Ending	Amortization
December 31,	Expense
2007	$1,787
2008	7,150
2009	7,150
2010	7,150
2011	7,150

2007 represents amortization from October 1, through December 31, 2007.

4.	INVESTMENT IN JOINT VENTURES

a.
In December 2003, the Company formed a joint venture project to develop Section 124, low income housing in the Commonwealth of Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners, LP, that holds the 85% majority share of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 low income homes under Section 124. During the year ended December 31, 2006, the activities associated with this joint venture were discontinued. The operations of the joint venture have been consolidated with the Company for the nine and three months ended September 30, 2007 and 2006, respectively.

In October 2004, the Company formed a second joint venture to develop Section 124 low income housing in Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners II, LP, that holds the 85% majority share of Delta Developers Guayanilla Corp., a Puerto Rico corporation formed to manage the construction and related activities required to build approximately 300 low income homes under Section 124. During the first quarter of 2007, the activities associated with this joint venture were discontinued and the land option deposit was returned to the Company.The operations of the joint venture have been consolidated with the Company for the nine and three months ended September 30, 2007 and 2006, respectively.

In November 2006, The Company formed a new joint venture to develop Section 124 housing in Puerto Rico. The Company became the general partner and minority owner of a limited partnership, Delta TA, LP, formed to manage the construction and related activities to build approximately 330 residential units under Section 124. As of the quarter ended September 30, 2007, the activities associated with this partnership have been discontinued. The operations of this partnership have been consolidated with the Company since November 2006.

b.
In January 2004, the Company entered into a joint venture agreement with Hi Tech Consulting and Construction, Inc. (”Hi Tech”) forming Delta-Envirotech, Inc. for the purpose of providing environmental technologies and services to markets in the Middle East. The joint venture company is based in Virginia and focuses on participating in foreign government sponsored pollution remediation and other projects.

In July 2004, the Company and Hi Tech, pursuant to an agreement to purchase stock dated January 14, 2004, each sold 75 shares of the joint venture to a third party, representing a ten percent (10%) interest. The Company and Hi-Tech each own forty-five percent (45%) of the joint venture.

The operations of the joint venture have been consolidated with the Company for the nine and three months ended September 30, 2007 and 2006. Delta-Envirotech, Inc. meets the definition of a Variable Interest Entity as defined in Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), "Consolidation of Variable Interest Entities" requiring the primary beneficiaries of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs the majority of the expected losses of the entity or receives a majority of the entity's expected residual return, or both, as a result of ownership, contractual or other financial interest in the entity.

c.
Minority interests primarily consist of ownership interest in Delta Development Partners, LP; Delta Development Partners II, LP; Delta TA, LP; Delta Developers Corp.; Delta Developers Guayanilla Corp.; Delta-Envirotech, Inc. and PT Triyudha-Envirotech.

The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's consolidated statements of operations for the nine and three months ended September 30, 2007 and 2006. There are excess losses not absorbed by the minority interests due to limitations of their capital contributions. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's consolidated balance sheet represents the minority interests as of September 30, 2007.

As of September 30, 2007, excess losses of $163,719 have been attributed to the minority interest holders of Delta Development Partners, LP; Delta Development Partners II, LP and Delta TA, LP.

The following represents a schedule of minority interests as of September 30,

2007
Delta Development Partners LP	$--
Delta Development Partners II, LP	--
Delta TA, LP	63,845
Delta Developers Corp	. --
Delta Developers Guayanilla Corp.	--
Delta-Envirotech, Inc.	--
PT Triyudha - Envirotech	--
$63,845

5. NOTES PAYABLE

In April 2005, the Company issued 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Pursuant to note modification agreements, the maturity dates of these notes were extended and in June 2006, became payable on written demand by the lenders. Interest expense for the nine and three months ended September 30, 2007 and 2006 amounted to $12,639 and $4,213; and $12,639 and $4,213, respectively. As of September 30, 2007 accrued interest of $33,647 is included in accrued interest expense on the Company's consolidated balance sheet.

6. CONVERTIBLE DEBT

In September 2004, the Company issued a 6% convertible note to an investor in the principal amount of $60,000, convertible into common stock at $0.05 per share. In September 2006, this note became payable upon written demand by the lender.

In May 2004, The Company issued to two related parties, two 4% convertible notes, in the aggregate principal amount of $322,900, convertible into common stock at $0.125 per share. By subsequent amendments, the maturity dates of these notes have been extended until December 1, 2007 and February 28, 2008. In 2006, one of the noteholders converted $29,160 of the principal amount into shares of common stock. At September 30, 2007, the principal amount of these two notes was $293,740.

On May 3, 2006, the Company issued a convertible note to a related party in the principal amount of $16,000, bearing interest at 6% per annum. The note is convertible into common stock at a conversion price of $0.06 per share, the fair value at the date of issuance. The note matured on November 3, 2007. On the maturity date, the Company issued 266,667 shares of common stock in payment of the principal amount and 24,000 shares of common stock in payment of all accrued interest.

During the first quarter of 2007, the Company issued a convertible note to a related party in the principal amount of $17,000, and a convertible note to an investor in the principal amount of $266,000. Both notes bear interest of 6% per annum and are convertible into common stock at an initial conversion price of $0.05 per share, the fair value at the date of issuance. The notes mature in April 2008. In conjunction with the issuance of these two notes, the Company reclassified $266,000 recorded as deferred stock purchase, on its consolidated balance sheet as of December 31, 2006, to convertible notes at March 31, 2007. On October 30, 2007, the holder of the $266,000 note converted the principal amount of the note into 5,320,000 shares of common stock and waived all accrued interest.

In April 2007, the Company issued a convertible note to a related party in the principal amount of $26,600 bearing interest of 6% per annum and convertible into common stock at the initial conversion price of $0.05 per share, the fair value at the date of issuance. The note matures in April 2008.

During the second and third quarters of 2007, the Company borrowed $550,000 from an investor pursuant to the terms of a convertible promissory note with a maturity date of May 2008; interest of 10% per annum; and convertible into common stock at an initial conversion price of $0.05 per share, the fair value at the date of issuance. In September 2007, the investor converted the principal amount of the note into 11,000,000 shares of common stock and waived all accrued interest.

The following table shows the maturities by year of total face amount of the convertible debt obligations at September 30, 2007:

2007	$269,740
2008	409,600
679,340

For the nine and three months ended September 30, 2007 and 2006, the Company recorded interest expense of $34,782 and $8,318; and $33,461 and $9,918, respectively. In March 2007, the Company paid $13,880 of accrued interest to a convertible noteholder by issuing 111,040 shares of common stock. As of September 30, 2007, accrued interest of $48,061 is included in accrued expenses on the Company's consolidated balance sheet.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

September 30,
2007

Professional fees	$9,605
Interest expense	84,180
Payroll expense	434,320
Payroll expense officers	117,436
Payroll tax expense	37,902
Other accrued expenses	390,311
$1,073,754

8. LOANS FROM RELATED PARTIES

On May 17, 2006, the Company borrowed $30,000 from a shareholder of the Company, at interest of 6% per annum with the principal and interest due on May 17, 2008. Interest expense for the nine and three months ended September 30, 2007 and 2006 amounted to $1,350 and $450; and $672 and $450, respectively. The balance due to the shareholder is included in Notes Payable on the Company's consolidated balance sheet at September 30, 2007. Accrued interest of $2,472 is included in accrued expenses on the Company’s consolidated balance sheet at September 30, 2007.

9. OTHER RELATED PARTY TRANSACTIONS

The Company's Envirotech subsidiary pays monthly office rent to David Razmara, the president of Envirotech and a shareholder of the Company, in the current amount of $2,000. The rent expense for the nine and three months ended September 30, 2007 and 2006 amounted to $18,000 and $6,000; and $9,000 and $3,000, respectively.

10. STOCKHOLDERS' DEFICIENCY

The Company issues shares of common stock for services and repayment of debt and interest at fair market value at time of issuance.

For the nine months ended September 30, 2007, the Company issued 111,040 shares of common stock in payment of accrued interest valued at $0.125 per share; and issued 11,000,000 shares of common stock upon conversion of the principal amount of a convertible note, valued at $0.05 per share.

11. DISCONTINUED OPERATIONS

During the three months ended September 30, 2007, the Company adopted a formal plan to discontinue all its operations in Puerto Rico. As a result of the Company’s decision, the operations of Delta Development Partners, LP; Delta Developers Corp.; Delta Development Partners II, LP; Delta Developers Guayanilla Corp., and Delta TA, LP have been classified as discontinued operations. For the nine and three months ended September 30, 2007 and 2006, the assets and liabilities, results of operations, and cash flows of these discontinued operations have been included with the operations of the Company in its unaudited consolidated financial statements due to the immaterial nature of the transactions.

12. BUSINESS SEGMENT INFORMATION

The Company's reporting business segments are geographic and include the Far East (Indonesia), the Middle East, North America (United States) and Puerto Rico. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.

The following is a summary of key financial data:

	Nine Months		Nine Months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Total Revenue:

North America	$--	--	$--	$--
Indonesia	--	$279,870	--	19,166
Middle East	--	-- --	--
Puerto Rico	--	--	--	--
	$--	$279,870	$--	$19,166

Operating Loss:

North America	$(1,673,279)	$(1,670,309)	$(451,278)	$(592,998)
Indonesia	(27,963)	65,453	(9,988)	(9,866)
Middle East	(15,000)	(44,100)	(5,000)	(14,700)
Puerto Rico	(44,998)	(9,359)	(19,497)	141,679
	$(1,761,240)	$(1,658,315)	$(485,763)	$(475,885)

13. SHARE BASED COMPENSATION

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

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective contractual term periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been vested. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related interpretation in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants.

At September 30, 2007, the Company had one share-based compensation plan, which is described below. During the nine and three months ended September 30, 2007 and 2006, the aggregate pretax compensation expense recognized in net loss for stock based compensation amounted to $590,235 and $196,745; and $438,750 and $146,250, respectively.

The Company also issues shares of its common stock to non-employees as stock based compensation. The Company accounts for the services using the fair market value of the services rendered. For the nine and three months ended September 30, 2007, the Company did not issue any shares of common stock to non-employees for services rendered. During the nine and three months ended September 30, 2006, the Company issued 2,051,730 and 561,5781 shares; and recorded expense of $400,341 and $92,500, respectively,

Stock Option Plan

In December 2001, the Company's stockholders approved a stock option plan entitled the 2001 Employee Stock Option Plan (the "2001 Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance. In August 2004, the Company's stockholders approved the 2004 Stock Option Plan (the 2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of September 30, 2007, all shares under the 2001 Plan had been issued, and 2,022,000 shares of common stock remained available for issuance under the 2004 Plan.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006: dividends yield of 0%, expected volatility of 116% and expected life of 5 years.

During the nine and three months ended September 30, 2007, the Company did not issue any stock options. During the nine and three months ended September 30, 2006, the Company issued 8,756,000 and 7,978,000 stock options to five employees; and recorded an expense of $697,655 and $250,220, respectively.

A summary of option activity under the 2004 Plan as of December 31, 2006 and changes during the nine months ended September 30, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at January 1, 2007:	7,978,000	$0.11
Granted	--	--
Exercised	--	--
Forfeited, expired or cancelled:	--	--
Outstanding at Sept. 30, 2007	7,978,000	$0.11	3.8	$(478,680)

Exercisable at Sept. 30, 2007	7,978,000	$0.11	3.8	--

A summary of the status of the Company's nonvested options as of December 31, 2006 and changes during the nine months ended September 30, 2007 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Options	Options	Fair Value

Nonvested at January 1, 2007:	4,069,060	$0.11
Granted	--	--
Vested	(4,069,060)	0.11
Forfeited, expired or cancelled:	--	--
Nonvested at Sept. 30, 2007	--	$--

At September 30, 2007, there was $1,606,015 of total unrecognized compensation cost related to share-based compensation arrangements granted under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 3.8 years.

14. COMMITMENTS AND CONTINGENCIES

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

For the nine months ended September 30, 2007, consulting fees of $74,667 are included in accrued expenses on the Company's consolidated balance sheet. For the nine and three months ended September 30, 2007 and 2006, the Company expensed $248,000 and $-0-; and $141,750 and $47,250, respectively, in consulting fees in conjunction with the issuance of common stock to Rodriguez.

In August 2005, Delta Technologies, Inc., a wholly-owned subsidiary of the Company , entered into a consulting agreement with Richard F. Straub, Jr. ("Straub") for a period of three years, to provide ongoing technical assistance and support in the production of insulating concrete wall forming products.

For the nine and three months ended September 30, 2007 and 2006, consulting fees of $39,600 and $13,200; and $39,600 and $13,200, respectively have been expensed. For the nine months ended September 30, 2007, $54,167 of the stock value associated with the issuance of shares to Straub, is included in accrued expenses on the Company's consolidated statements of operations and consolidated balance sheet, respectively.

15.	INCOME TAXES

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

RESULTS OF OPERATIONS

During the nine months ended September 30, 2007, we incurred a net loss of $1,605,431, because we had no revenue to offset operating expenses. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain any additional financing or, if we are able to obtain additional financing, that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006.

The net loss decreased by approximately $275,000 from $531,329 for the three months ended September 30, 2006 to $255,665 for the three months ended September 30, 2007.

General and administrative expenses for the three months ended September 30, 2007 were $485,763 compared to $461,934 in the comparable period in the prior year. This increase was primarily due to a commission expense of $25,000 in conjunction with a debt financing. The item of significance that decreased our quarterly net loss was an increase in the consolidated operating loss attributed to the minority owners of our discontinued subsidiaries of approximately $164,000.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006.

The net loss decreased by approximately $371,000 from $1,976,112 for the nine months ended September 30, 2006 to $1,605,431 for the nine months ended September 30, 2007.

General and admistrative expenses for the nine months ended September 30, 2007 decreased approximately $65,000 from the comparable period in 2006. The other items of significant decrease in the nine months ended September 30, 2007 over the comparable period of the prior year were a decrease in accretion of convertible debt of approximately $170,000 and the increase in our consolidated operating loss attributed to the minority owners of our discontinued operations of approximately $305,000.

PLAN OF OPERATION

The Company has established a wholly-owned subsidiary and a joint venture subsidiary, primarily to establish business operations focused on providing environmental and construction technologies and services in the Far East, the Middle East and the United States. As of the close of the quarterly period ended September 30, 2007, we have terminated all operations in Puerto Rico because the limited partner in our Tao Alta low-income housing project elected not to proceed with the project redesigned for moderate income housing.

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

Our construction technology activities are carried out by Delta Technologies, Inc. (our wholly owned subsidiary) and focused on the United States construction industry but are equally well suited for use internationally.

Far East (Indonesia)

In Indonesia, we formed a local joint venture company to commence energy and waste recovery operations. The joint venture company, PT Triyudha-Envirotech, began operations in December 2005, pursuant to a contract with Pertamina, the government owned oil company. The initial contract that required us to process 3,000 metric tons of oil sludge was successfully completed in October 2006. In January 2007, we began negotiating a second contract to process an unlimited amount of oil sludge over a 12-month period at the same refinery. We have experienced unexpected delays in the negotiations. If they can be concluded before year-end, processing should begin in the first quarter of 2008.

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

The equipment specified in the agreement consists of several ICF technologies including the machinery that produces our Delta Wall system. The agreement requires payment by letter of credit in four installments. Due to delays by the purchaser, we currently anticipate that the letter of credit will be opened during the fourth quarter of 2007 and that the final payment will be received in the third quarter of 2008.

During July and August 2006, we announced that Envirotech expanded its product line by securing the master distribution rights for the Middle East for environmentally friendly organic emulsifiers (designed for use in combination with a centrifuge) used to clean oil wells and oil storage tanks, as well as a gas-imaging product used in oilfield and refining operations. The emulsifiers did not perform to the satisfaction of ARAMCO and all remaining testing has been stopped.

The gas-imaging product has been approved for testing at an ARAMCO designated site, pending availability of the equipment from the manufacturer.

Over the past 12 months, Envirotech has been working with the operators of oil sludge processing facilities in Bahrain and Kuwait to improve the processing technology currently in use. The operators have agreed to evaluate new processing equipment provided through Envirotech. A demonstration unit was shipped during the third quarter that is scheduled for evaluation on site, by the respective operators, during the fourth quarter.

Saudi Arabia has a network of farms that produce fruit, grains and cattle feed. During the second half of 2007, Envirotech introduced an organic supplement, designed to increase crop yield, to one of the major farming operations. The farm operator has indicated a willingness to purchase the product, after it receives government approval, which is expected during the fourth quarter.

United States

In August 2005, Delta Technologies, Inc. acquired certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system, now known as Delta Wall.

Production of the Delta Wall blocks began in September 2006. An independent testing laboratory was hired in January 2007 to evaluate the blocks for the purpose of applying for International Commercial Code (ICC) approval. The testing laboratory has issued its interim report. The data in the interim report provided the information necessary to begin the required engineering studies. We are in the process of evaluating proposals from structural engineering firms.

Strategic Acquisition

Our Board of directors has determined that our business model should be re-evaluated to include a strategic acquisition of another business through a business combination. Our new management plans are to restructure the Company by making a strategic acquisition, with the goal of making Delta Mutual, Inc. a leading technology company in those markets in which we currently operate as well as in those planned for future expansion. With the assistance of one consultant, we are focusing our efforts on identifying a business to acquire. As of this date, we have not entered into any agreements related to any such acquisitions.

We anticipate the search for a complementary business combination will be complex and extremely risky. Due to the general economic conditions and shortages of available capital, we believe that there may be some firms seeking the perceived benefits of a publicly traded reporting company. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We will rely upon the efforts of our officers, directors and our consultant, in implementing and evaluating candidates. We do not anticipate hiring any other outside consultants or advisors, except for counsel and accountants. As of the date of this report, we do not have any other contracts or agreements with any outside consultants and none are contemplated.

FUNDING

We are currently dependent on equity investments or borrowing from private investors to pay our operating expenses. There are no assurances that such investors will continue to advance funds or invest in the Company's securities. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plans. We anticipate that we will be required to raise capital in an amount up to $500,000 during the next six months in order to continue to fund our current activities and to carry out our new strategic plans.

LIQUIDITY

We have generated limited revenue from our current operations. We must rely primarily on private placements of Company stock or debt to pay operating expenses.

At September 30, 2007 we had a working capital deficit of approximately $2,000,000, an increase of approximately $1,000,000 in our working capital deficit compared with the close of the third quarter of 2006. This increase for the period ended September 30, 2007 is a result of a decrease in accounts receivable and prepaid expenses and an increase in accrued expenses, accounts payable and convertible debt. Since we have limited sources of revenue, we expect a working capital deficit until our revenue is sufficient to cover our operating expenses.

In the nine months ended September 30, 2007, we reclassified $266,000 of stock purchase deposits to convertible debt, borrowed $43,600 from a stockholder of the Company and borrowed $550,000 from an investor, pursuant to the terms of a convertible promissory note dated May 1, 2007.

ASSETS

At September 30, 2007, we had total assets of $701,505, compared to total assets of $1,324,842 at September 30, 2006. The decrease in total assets as of September 30, 2007 was due to decreases in accounts receivable of approximately $300,000; prepaid expenses of approximately $295,000; and fixed assets of approximately $62,000, partially offset by a modest increase in cash.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.6f	Amendment, dated September 7, 2007, to Convertible Promissory Note in the principal amount of $193,740.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

By:	/s/ Peter F. Russo
Peter F. Russo President and Chief Executive Officer

Dated: November 9, 2007

EXHIBIT INDEX

4.6f	Amendment, dated September 7, 2007, to Convertible Promissory Note in the principal amount of $193,740.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.