Form 10KSB
period 2007-12-31
DELTA MUTUAL INC
filed 2008-04-15
CIK 1112985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30563
DELTA MUTUAL, INC.
(Name of small business issuer in its charter)

DELAWARE	14-1818394
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 North Branch Street, Sellersville, Pennsylvania          18960
(Address of principal executive offices)  (Zip Code)

(Former Address)

(215) 258-2800
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK (par value $0.0001 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒  No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

Issuer's revenue for its fiscal year ended December 31, 2007: $ -0-

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of April 9, 2008: $5,379,436 (See Item 5)

Number of shares outstanding of registrant's Common Stock, par value $.0001, as of April 9, 2008: 219,807,273 shares of Common Stock (See Item 11)

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

GENERAL

We were incorporated under the name Delta Mutual, Inc. on November 17, 1999, in the State of Delaware with the purpose of providing mortgage services through the Internet. Since current management joined the Company in 2003, we have established business operations focused on providing environmental and construction technologies and services to specific geographic reporting segments in the Far East, the Middle East, and the United States.

Our offices are located at 111 North Branch Street, Sellersville, PA 18960. Our telephone number is (215) 258-2800. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTM.OB".

Recent Developments

Effective March 4, 2008, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with Egani, Inc., an Arizona corporation (“Egani”), providing for the acquisition by the Company from Egani 100% of the issued and outstanding membership interests held by it in Altony SA, an Uruguay Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”). At a closing held on March 4, 2008, pursuant to the Agreement we acquired from Egani 100% of the issued and outstanding membership interests held by it in Altony which owns 100% of the issued and outstanding membership interests in SAHF, in exchange for our issuance of 130,000,000 shares of our common stock. SAHF is seeking investments in South America. In addition, following this acquisition, management intends that the Company continue to pursue business opportunities in the Middle East related to environmental remediation and other projects.

The stockholders of Egani, Inc. are Daniel R. Peralta and Monica Laura Gallo, husband and wife, each a beneficial owner of 65,000,000 million shares of our common stock. Based on the number of our outstanding voting securities as of April 9, 2008, each of Mr. Peralta and Ms. Gallo own beneficially approximately 29.67% of our issued and outstanding shares of common stock. It is the intention of the two controlling stockholders of Egani, Inc. to designate a majority of our directors.

Business Plan

We have acquired South American Hedge Fund LLC, a limited liability company that intends to make investments in South America.

The Company has established a wholly-owned subsidiary and a joint venture subsidiary, primarily to establish business operations focused on providing environmental and construction technologies and services in the Far East, the Middle East and the United States. As of the close of the quarterly period ended September 30, 2007, we terminated all operations in Puerto Rico because the limited partner in our Tao Alta low-income housing project elected not to proceed with the project redesigned for moderate income housing.

Following the acquisition of South American Hedge Fund LLC, management intends that the Company continue to pursue business opportunities in the Middle East related to environmental remediation and other projects. Our environmental remediation operations are carried out through Delta-Envirotech, Inc., a joint venture company formed in January 2004, with Hi Tech Consulting and Construction, Inc., to provide environmental technology and other services for certain business segments located in the Far East and the Middle East. We have operating control of, and a forty-five percent ownership interest in, Delta-Envirotech. We have entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support the Company's worldwide activities.

Our construction technology (Delta Wall) activities are carried out by Delta Technologies, Inc. (our wholly owned subsidiary), and focused on the United States construction industry but are equally well suited for use internationally. The Company intends to license the products and seek cooperative projects with respect to our construction technology.

South America

On March 4, 2008, we acquired South American Hedge Fund LLC, which is seeking investments in South America.

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

In January 2007, we began negotiating a second contract to process oil sludge over a 12-month period at the same refinery. After delays in the contract negotiations, Pertamina, as required by law, issued an invitation for bids for oil sludge treatment in February 2008. We are now proceeding to submit our bid.

Middle East

In 2004, our environmental remediation joint venture, Delta-Envirotech, Inc. ("Envirotech"), entered into a strategic alliance agreement with ZAFF International, Ltd. to jointly pursue environmental and other projects in the Middle East.

On March 8, 2007, Envirotech received a purchase agreement to supply the equipment and services for a factory to manufacture insulating concrete form (ICF) products in Saudi Arabia. This is our first contract in Saudi Arabia and our largest to date, valued at $3,369,000. The equipment specified in the agreement consists of several ICF technologies including the machinery that produces our Delta Wall system. The agreement requires payment by letter of credit. The purchaser has conditioned the opening of the letter of credit on receipt of an award of a proposed housing project that is in technical review. We anticipate this technical review to be concluded during the second quarter.

The gas-imaging product, which detects and visualizes harmful gasses produced by oilfield and refinery operations, for which Envirotech holds the exclusive Middle East distribution rights, has been approved for testing. The U.S. office of ARAMCO is arranging an on-site inspection at an existing installation prior to ordering test units.

Over the past 18 months, Envirotech has been working with the operators of oil sludge processing facilities in Bahrain and Kuwait to improve the processing technology currently in use. A test unit was put into operation in Ras Tanura, Saudi Arabia, to process oil sludge from Bahrain and ARAMCO. The test results showed good separation of the sediment from the oil sludge. A detailed technical proposal and a draft processing contract have been prepared and forwarded by Envirotech to the operator of the Bahrain facility.

Saudi Arabia has a network of farms that produce fruit, grains and cattle feed. During the second half of 2007, Envirotech, as a distributor, has introduced an organic supplement, designed to increase crop yield, to one of the major Saudi farming operations, which has placed an initial order for field trials.

United States

In August 2005, Delta Technologies, Inc. acquired certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system, the technology on which our Delta Wall product is based.

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

There are many established environmental remediation companies that have significantly greater financial and personnel resources and technical expertise than we do. There are well-capitalized environmental services and technology companies as well as highly capitalized building material companies in our target marketplaces that will continue to retain their dominance and competitive advantages over us.

Our Delta Wall product faces competition from established companies and various technologies that have been used in the construction industry for many years.

EMPLOYEES

Currently, we have three employees: Peter F. Russo, President and Chief Executive Officer; Martin G. Chilek, Senior Vice President and Chief Financial Officer; and Judith M. Dallas, Director, Administration.

RISK FACTORS

Our business is subject to numerous risk factors, including the following:

WE HAVE NOT OPERATED PROFITABLY SINCE INCEPTION, AND WE EXPECT TO INCUR LOSSES IN THE FUTURE. WE WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL.

Our operations have only generated limited revenue and they are not profitable. We have incurred net operating losses from the formation of our company through December 31, 2007, of $11,082,853. Our failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

We will have to obtain additional capital to continue development of our proposed business. There is no assurance that we will be able to obtain sufficient capital to develop our proposed environmental remediation and building material businesses, and market these services and products successfully.

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

INVESTMENTS MADE BY OUR SUBSIDIARY SOUTH AMERICAN HEDGE FUND LLC MAY NOT BE PROFITABLE.

The success of our South American investment plan of operation, if we complete one or more investments, will depend to a great extent on the operations, financial condition and management of companies acquired or that we invest in. In the event we complete one or more investments, the success of our operations may be dependent upon management of the operations in which the investment is made and numerous other factors beyond our control.

SCARCITY OF AND COMPETITION FOR INVESTMENT OPPORTUNITIES.

We are and will continue to be an insignificant participant in the business of seeking investments in South America. A large number of established and well-financed entities, including venture capital firms, hedge funds and corporate investors, are active in investments in companies that may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible investments and successfully completing an investment.

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

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH OUR OFFSHORE OPERATIONS.

We have engaged in energy and waste recovery operations in Indonesia for the processing of oil sludge from refineries. We have received all environmental approvals necessary to operate the permanent processing installation. Adverse changes in governmental permits, approvals, laws or regulations in Indonesia could harm our business, as could our failure to receive from Pertamina further contracts for processing sludge in our processing facility.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO POLITICAL, ECONOMIC AND CURRENCY RISKS.

With regard to our operations outside of the United States, we are subject to the risks of doing business abroad, including,

•	Currency fluctuations;
•	Changes in tariffs and taxes; and
•	Political and economic instability.

Changes in currency exchange rates may affect the relative costs at which we are able to process sludge in Indonesia, and may affect the cost of certain items required in our processing operation, thus possibly adversely affecting our profitability.

There are inherent risks for the foreseeable future of conducting business internationally. Language barriers, foreign laws and tariff and taxation issues all have a potential negative effect on our ability to transact business. Changes in tariffs or taxes applicable to our joint venture in Indonesia may adversely affect its profitability. Political instability may increase the difficulties and costs of doing business. We may be subject to the jurisdiction of the government and/or private litigants in foreign countries where we transact business, and may be forced to expend funds to contest legal matters in those countries in disputes with those governments or with customers or suppliers.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease office space consisting of approximately 1,700 square feet in an office building located in Sellersville, Pennsylvania. We are obligated to pay a monthly rent of $650 as well as pay for certain utilities serving the premises. Our current lease was for an initial term of one year from March 1, 2006 to February 28, 2007, with additional twelve- month renewal periods. The second twelve-month renewal period began on March 1, 2008. We anticipate that our current office space will accommodate our operations for the foreseeable future. We leased an apartment in San Juan, Puerto Rico of approximately 650 square feet for a monthly rental of $750. That lease expired on March 31, 2006 and was not renewed. We also lease office space in Saudi Arabia on a month-to-month basis.

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

		High	Low

2006:	1st Quarter	0.32	0.10
	2nd Quarter	0.12	0.06
	3rd Quarter	0.45	0.10
	4th Quarter	0.25	0.10

2007:	1st Quarter	0.16	0.04
	2nd Quarter	0.12	0.04
	3rd Quarter	0.08	0.04
	4th Quarter	0.06	0.02

2008:	1st Quarter	0.07	0.01

During the last two fiscal years, no cash dividends have been declared on Delta's common stock and Company management does not anticipate that dividends will be paid in the foreseeable future. As of March 31, 2008, there were 77 record holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as of December 31, 2007.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,978,000	$0.11	2,022,000
Equity compensation plans not approved by security holders
Total	7,978,000	$0.11	2,022,000

RECENT SALES OF UNREGISTERED SECURITIES

These sales were not previously included on the Company’s quarterly reports on Form 10-QSB or in a current report on Form 8-K.

Date	Title and Amount	Purchasers	Principal Underwriter	Total Offering Price/Underwriting Discounts
February 15, 2005	45,000 shares of common stock	Consultant	NA	$19,125/NA
December 12, 2005	45,000 shares of common stock	Consultant	NA	$12,870/NA
November 14, 2006	335,000 shares of common stock	Consultant	NA	$50,250/NA
December 15, 2006	1,120,000 shares of common stock issued upon conversion of a promissory note in principal amount of $50,000 (including accrued interest)	Private Investor	NA	$56,000/NA

The issuances of common stock to consultants are viewed as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), under section 4(2) thereof, as transactions not involving any public offering. The private placements of the Company’s common stock and the offerings of notes, convertible notes and common stock warrants to U.S. investors, are viewed as exempt under the provisions of Rule 506 of Regulation D under the Securities Act.

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

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2007, we incurred a net loss of $2,220,349, because we had no revenue to offset operating expenses. The loss in fiscal 2007 was primarily attributable to general and administrative expenses of approximately $2,213,000 that included compensatory element of stock options in the amount of $786,980. In addition, we incurred a $25,000 impairment of long term asset. From inception (November 17, 1999) to December 31, 2007, we had a net loss of $11,082,853. The Independent Auditors' Report and Note 1 of the Notes to Consolidated Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern.

2007 COMPARED TO 2006

The net loss decreased from approximately $2,542,000 in 2006 to approximately $2,220,000 for the twelve months ended December 31, 2007.

Cost of sales decreased approximately $239,000 from the prior year. General and administrative expenses also decreased from the prior year by approximately $136,000.

The items of significant decrease in general and administrative expenses for the year ended December 31, 2007 were a decrease in salaries and wages of approximately $35,000 and a decrease in consulting fees of approximately $180,000.

Accretion of convertible debt decreased by approximately $175,000 from approximately $175,000 in 2006 and interest expense decreased approximately $12,000 from approximately $43,000 in 2006.

PLAN OF OPERATION

We have acquired South American Hedge Fund LLC, a limited liability company that intends to make investments in South America. Prior to the acquisition, the Company established subsidiaries to conduct business operations focused on providing environmental and construction technologies and services in the Far East, the Middle East and the United States.

Following the acquisition of South American Hedge Fund LLC, management intends that the Company continue to pursue business opportunities in the Middle East related to environmental remediation and other projects. We intend to license our Delta Wall product and seek cooperative projects with respect to our construction technology business activities.

Far East (Indonesia)

In Indonesia, we formed a local joint venture company, PT Triyudha-Envirotech, to conduct oil sludge processing operations with Pertamina, the government owned oil company. After completing an initial contract in October 2006, we are preparing to submit our bid on a second contract at the same refinery.

Middle East

On March 8, 2007, Envirotech received a purchase agreement to supply the equipment and services for a factory to manufacture insulating concrete form (ICF) products in Saudi Arabia. This is our first contract in Saudi Arabia and our largest to date, valued at $3,369,000. The equipment specified in the agreement consists of several ICF technologies including the machinery that produces our Delta Wall system. The agreement requires payment by letter of credit. The purchaser has conditioned the opening of the letter of credit on receiving approval for a proposed housing project.

Envirotech holds the exclusive Middle East distribution rights to a gas-imaging product, which detects and visualizes harmful gasses produced by oilfield and refinery operations. The U.S. office of ARAMCO is arranging an on-site inspection at an existing installation prior to ordering test units.

Envirotech has been working with the operators of oil sludge processing facilities in Bahrain and Kuwait to improve their current processing technology. A test unit was put into operation in Saudi Arabia. Based on very good test results, a draft processing contract has been prepared by Envirotech and forwarded to the operator of the Bahrain facility.

During the second half of 2007, Envirotech, as a distributor, has introduced an organic supplement, designed to increase crop yield, to one of the major Saudi farming operations, which has placed an initial order for field trials.

United States

Production of the Delta Wall blocks began in September 2006. An independent testing laboratory was hired in January 2007 to evaluate the blocks for the purpose of applying for International Commercial Code (ICC) approval. The testing laboratory has issued its interim report which provided the information necessary to begin the required engineering studies.

FUNDING

We will require additional capital in order to continue to fund our current activities and to finance our planned business operations.

LIQUIDITY

Because we have generated no revenue from our current operations, we must rely primarily on private placements of Company stock or debt to pay operating expenses.

At December 31, 2007 we had a working capital deficit of $1,977,492, an increase in our working capital deficit of $769,444 as compared with 2006. This increase for the year ended December 31, 2007 is a result of a decrease in cash and prepaid expenses, an increase in accrued expenses and partially offset by a decrease in accretion of convertible debt. Since we have limited sources of revenue, we expect a working capital deficit until our revenue is sufficient to cover our operating expenses.

In 2007, to provide financing for our activities, we issued $567,000 of convertible notes.

ASSETS

At December 31, 2007, we had total assets of $554,637, compared to total assets of $1,044,549 at December 31, 2006. The decrease in total assets as of December 31, 2007 was due to a decrease in cash, prepaid expenses and fixed assets.

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

Other Matters

Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157, as amended by FASB Staff Position 157-2, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not.” The FASB also requires explicit disclosure about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of he implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”) “Business Combinations,” which replaces SFAS 141 “Business Combinations.” This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141 (R), the acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

In December 2007, the FASB issued SFAS No. 160 “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 151 (“SFAS 160”). SFAS 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation, are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment as of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 2008. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In January 2008, Staff Accounting Bulletin (SAB”) 110 “Share-Based Payment” (“SAB 110”) was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payments.” The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to foreign currency risk, interest rate risk and commodity price risk.

Foreign Currency Risk - Our financial results could be affected by factors such as changes in foreign currency exchange rates or, if we initiate our planned international operations, weak economic conditions in foreign markets. Because our revenue is reported in U.S. dollars, fluctuating exchange rates of the local currency, when converted into U.S. dollars, may have an adverse impact on our revenue and income. We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Interest income is sensitive to changes in the general level of U.S. interest rates. We do not have significant short-term investments, and due to the short-term nature of our investments, we believe that there is not a material risk exposure.

Commodity Price Risk - The raw material for our Delta Wall system is a petroleum-based material. Our manufacturing costs, in the normal course of business, could be affected by increased oil prices. If we commence manufacturing our Delta Wall blocks on a larger scale, we could be subject to this risk.

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

ITEM 8A (T). CONTROLS AND PROCEDURES.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluations are reported on below in the Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and principal financial officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2007, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of December 31, 2007, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

In May 2004, we issued a 4% convertible promissory note to Neil Berman, a stockholder of the Company, (the “Lender”) in the principal amount of $193,740, convertible into shares of our common stock at $0.125 per share, with a maturity date of May 12, 2006 (the “Convertible Note”). The Convertible Note was subsequently amended during 2006 and 2007 extending the maturity date to December 1, 2007. The Convertible Note states that if any of the principal amount (including interest) has not been converted on or before the maturity date, then the Convertible Note shall be in default, provided that no repayment is made within 15 days after receipt of written notice from the Lender of such failure to pay when due. We did not repay the Convertible Note on the maturity date and the Lender has not provided the Company with any written notice of failure to pay. The Lender has verbally agreed to extend the maturity date and we are currently negotiating an extension of the maturity date with the Lender. If the Company and the Lender do not agree upon a mutually acceptable extension of the maturity date, then the Company may receive a notice of default from the Lender.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, the executive officers and director of Delta Mutual, Inc. were as follows:

NAME	AGE	TITLE(S)
Peter F. Russo	65	President, CEO, Assistant Secretary and Director

Martin G. Chilek	57	Sr. Vice President, Chief Financial Officer, Treasurer and Secretary

Mr. James L. Weintraub resigned as a director for personal reasons on April 4, 2008.

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

AUDIT COMMITTEE

We do not have a separate Audit Committee. Our Board of Directors performs the functions usually designated to an Audit Committee.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We believe that during 2007, all of our officers and directors complied with the reporting requirements of Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to the Company’s Executive Officers (the “Named Executives”) and one former officer who was the most highly compensated employee of the Company in 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- Sation		Total ($)
Peter F. Russo, President and CEO (1)	2007	$97,500								$97,500
Peter F. Russo,	2006	$87,750			$41,516					$129,266

Martin G. Chilek, Chief Financial Officer	2007	$91,000								$91,000
Martin G. Chilek, Chief Financial Officer	2006	$86,500			$28,966					$115,466

Jerome Kindrachuk, Vice President	2006	$54,000						$88,262	(2)	$142,262

(1)	Mr. Russo is also the sole director of the Company but receives no additional compensation for serving in that capacity.

(2)	Upon the termination of Mr. Kindrachuk’s employment with the Company in December 2006, he received $88,262 of his accrued salary from 2003 and 2004.

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

On February 28, 2006, we entered into a new employment agreement with Mr. Russo. This agreement was effective March 11, 2006, for a term of three years. The agreement provides for a base salary of $180,000 per year, but until the Board of Directors determines that the financial condition of the Company permits the payment of that salary, the minimum salary to be paid to Mr. Russo is $6,500 per month. In July 2006, Mr. Russo’s minimum monthly salary was increased to $8,125. The agreement contains provisions for discharge for "cause", including disability, in which cases no further compensation or benefits would be payable under the agreement. If a termination is other than for death or "cause", the base salary is continued for six months following the termination of employment, or up to the time Mr. Russo commences other full time employment. The agreement also contains a provision for additional compensation to Mr. Russo if his employment is terminated without “cause” due to a change in control.

A general understanding has been reached for Mr. Russo to allow termination of the present employment agreement on July 15, 2008, and at which time the Board of Directors will determine whether a new contract is to be offered to Mr. Russo. As a part of the general understanding, Mr. Russo has agreed to waive any severance compensation that may have been due at termination at that time. All other aspects of the current employment agreement shall remain in effect through July 15, 2008.

On May 23, 2005, we entered into an executive employment agreement with Mr. Chilek. This agreement was effective June 1, 2005, for an initial term of three years, and the term is automatically extended for additional one year periods if neither party gives notice of termination at least 90 days prior to the end of the initial term or any current additional one year term. The agreement provides for a base salary of $132,000 per year, but until the Board of Directors determines that the financial condition of the Company permits the payment of that salary, the minimum salary to be paid to Mr. Chilek is $6,000 per month. In July 2006, Mr. Chilek’s minimum monthly salary was increased to $7,500. The agreement contains provisions for discharge for "cause", including disability, in which cases no further compensation or benefits would be payable under the agreement. If a termination is other than for death or "cause", or the Company elects not to renew the agreement, the base salary is continued for six months following the termination of employment, or up to the time Mr. Chilek commences other full time employment. The agreement also contains a provision for additional compensation to Mr. Chilek if his employment is terminated without “cause” due to a change in control.

On July 3, 2006, the Company’s board of directors cancelled: 2,500,000 stock options granted to Mr. Russo in November 2004 with an exercise price of $0.25 per share; and 350,000 stock options granted to him in February 2006 with an exercise price of $0.17 per share. Also on July 3, 2006, the board of directors granted Mr. Russo 2,850,000 new stock options at an exercise price of $0.11 per share. These actions were treated as a repricing of his stock options and the $41,516 indicated as option award compensation in 2006 represents the incremental fair value of the new stock options as of the date of the repricing.

On July 3, 2006, the Company’s board of directors cancelled: 1,750,000 stock options granted to Mr. Chilek in November 2004 with an exercise price of $0.25 per share; and 250,000 stock options granted to him in February 2006 with an exercise price of $0.17 per share. Also on July 3, 2006, the board of directors granted Mr. Chilek 2,000,000 new stock options at an exercise price of $0.11 per share. These actions were treated as a repricing of his stock options and the $28,966 indicated as option award compensation in 2006 represents the incremental fair value of the new stock options as of the date of the repricing.

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

On July 1, 2006, we did not renew Mr. Kindrachuk’s employment contract and he was offered and accepted other employment with the Company as an at will employee. His employment with the Company was terminated on December 28, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information as of the end of the Company’s last fiscal year concerning option and stock awards to the Company’s Named Executives.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter F. Russo	2,850,000	-0-	-0-	$0.11	July 2011

Martin G. Chilek	2,000,000	-0-	-0-	$0.11	July 2011

DIRECTORS' COMPENSATION

We do not compensate directors in their capacity as such nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

COMPENSATION PLANS

STOCK OPTION PLAN

In August 2004, our stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of December 31, 2007, 2,022,000 shares were available for the grant of options under the 2004 Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of April 9, 2008, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage**
	Beneficially

Peter F. Russo (1)	2,950,000	1.33%

Martin G. Chilek (2)	2,050,000	0.92%

All Officers and Directors as a Group	5,000,000	2.25%

Egani, Inc. (3)	130,000,000	59.14%

GZSZ (4)	11,000,000	5.00%

** Based on 219,807,273 shares outstanding on April 9, 2007.

(1) In addition to 100,000 shares owned directly, Mr. Russo holds options expiring July 11, 2011 to purchase an aggregate of 2,850,000 shares of common stock at an exercise price of $0.11 per share. Mr. Russo’s address is c/o Delta Mutual, Inc., 111 North Branch Street, Sellersville, PA 19860.

(2) In addition to 50,000 shares owned beneficially, Mr. Chilek holds options expiring July 3, 2011 to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $0.11 share. Mr. Chilek’s address is c/o Delta Mutual, Inc., 111 North Branch Street, Sellersville, PA 18960.

(3) Egani, Inc. is owned by Daniel R. Peralta and Laura Monica Gallo, each of whom owns 50% of the outstanding equity interests of Egani, Inc. Mr. Peralta is the President and controls the operations of Egani, Inc. The address of Egani, Inc. is 8260 East Raintree Drive, Scottsdale, AZ 85206.

(4) The address of GZSZ Corporation is 119 Lee Avenue, Suite # 188, Brooklyn, NY 11211.

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

3.1c
Certificate of Amendment to Certificate of Incorporation, filed June 26, 2007. Incorporated herein by reference to Exhibit 3.1c to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

3.1d
Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended. Incorporated herein by reference to Exhibit 3.1d to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

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

4.5a
Amendment, dated as of May 2, 2006, to 4% Convertible Promissory Note in the principal amount of $129,160. Incorporated herein by reference to Exhibit 4.5a to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.5b
Amendment, dated as of July 6, 2006, to 4% Convertible Promissory Note in the principal amount of $129,160. Incorporated herein by reference to Exhibit 4.5b to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.5c
Amendment, dated as of October 10, 2006, to 4% Convertible Promissory Note in the principal amount of $100,000. Incorporated herein by reference to Exhibit 4.5c to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.5d
Amendment, dated as of November 27, 2006, to 4% Convertible Promissory Note in the principal amount of $100,000. Incorporated herein by reference to Exhibit 4.5d to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.5e
Amendment, dated as of February 21, 2007, to 4% Convertible Promissory Note in the principal amount of $100,000. Incorporated herein by reference to Exhibit 4.5e to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.5f	Amendment, dated as of February 14, 2008 to 4% Convertible Promissory Note in the principal amount of $100,000, filed herewith.

4.6
4% Convertible Promissory Note of the Company due May 2006 issued in the principal amount of $193,740 on May 12, 2004. Incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

4.6a
Amendment, dated as of May 2, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6a to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6b
Amendment, dated as of July 6, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6b to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6c
Amendment, dated as of September 8, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6c to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6d
Amendment, dated as of November 21, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6d to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6e
Amendment, dated April 4, 2007, to 4% Convertible Promissory Note in the Principal Amount of $193,740. Incorporated herein by reference to Exhibit 4.6e to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

4.6f
Amendment, dated September 7, 2007 to Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6f to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 9, 2007.

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

4.11
6% Convertible Promissory Note due September 6, 2007, issued in the aggregate principal amount of $266,000 on April 5, 2007. Incorporated herein by reference to Exhibit 4.7 to the Company's current report on Form 8K filed with the Commission on April 11, 2007.

4.11a
Amended and Restated 6% Convertible Promissory Note due April 5, 2008, issued in the aggregate principal amount of $266,000 on April 30, 2007. Incorporated herein by reference to Exhibit 4.7a to the Company's current report on Form 8K filed with the Commission on May 2, 2007.

4.12
10% Convertible Promissory Note due June 2008, issued in the aggregate principal amount of $550,000 on May 1, 2007. Incorporated herein by reference to Exhibit 4.12 to the Company's current report on Form 8K filed with the Commission May 5, 2007.

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

10.33
Form of 8% Term Notes issued April 5, 2005 by Delta Mutual, Inc., in the aggregate principal amount of $210,655. Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 3, 2006.

10.33a
Form of Amendment, dated September 30, 2005, to Delta Mutual, Inc. 8% Term Notes issued April 5, 2005. Incorporated herein by reference to Exhibit 10.33a to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 3, 2006.

10.33b
Form of Second Amendment, dated December 19, 2005, to Delta Mutual, Inc. 8% Term Notes issued April 5, 2005. Incorporated herein by reference to Exhibit 10.33b to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 3, 2006.

10.33c
Form of Third Amendment, dated March 20, 2006, to Delta Mutual, Inc. 8% Term Notes issued April 5, 2005. Incorporated herein by reference to Exhibit 10.33c to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 3, 2006.

10.33d
Form of Fourth Amendment, dated as of June 2, 2006, to 8% Term Notes issued April 5, 2005. Incorporated herein by reference to Exhibit 10.33d to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

10.33e	Form of Amended and Restated 8% Term Notes issued March 6, 2008 by Delta Mutual, Inc. in the aggregate principal amount of $150,655, filed herewith.

10.34
Placement Agent Agreement, dated June 6, 2006, between Delta Mutual, Inc. And SDM Consultant Corporation. Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

10.35
Membership Interest Purchase Agreement, dated March 4, 2008, between Delta Mutual, Inc. and Egani, Inc. Incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.36
Consulting Services Agreement, dated September 10, 2007, between Delta Mutual, Inc. and Security Systems International, Inc. Incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.37	Form of 6% Promissory Notes issued March 6, 2008 by Delta Mutual, Inc. in the aggregate principal amount of $121,000, filed herewith.

14.	Delta Mutual, Inc. Code of Conduct and Business Ethics. Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Aggregate fees for the last two years:

2007	2006

$41,071	$84,453

(2) Audit related fees:

2007	2006

$41,071	$76,953

(3) Tax fees:

2007	2006
$-0-	$7,500

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

DELTA MUTUAL, INC.

Dated: April 11, 2008

By:	/s/ Peter F. Russo
Peter F. Russo
President, Chief Executive Officer and Sole Director

By:	/s/ Martin G. Chilek
Martin G. Chilek
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on April 11, 2008.

/s/ Peter F. Russo
Peter F. Russo, President, Chief Executive Officer and Sole Director

EXHIBIT A

DELTA MUTUAL, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the years ended
December 31, 2007 and 2006	F-3

Consolidated Statements of Stockholders' Deficiency as of
December 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-8

[LETTERHEAD OF WIENER, GOODMAN & COMPANY, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Mutual Inc.

We have audited the accompanying consolidated balance sheets of Delta Mutual, Inc. and subsidiaries (“Delta” or the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Mutual, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since 2003, Company management has embarked upon a new mission and strategic direction, by establishing a series of subsidiaries and joint ventures, primarily engaged in providing environmental and construction technologies and services to certain geographic reporting segments. As more fully explained in Note 1 to the financial statements, the Company has a deficiency in working capital at December 31, 2007, incurred losses from operations since inception, needs to obtain additional financing to meet its obligations on a timely basis and to fulfill its proposed activities and ultimately achieve a level of sales adequate to support its cost structure.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

Wiener, Goodman & Company, P.C.

Eatontown, New Jersey
March 27, 2008

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
ASSETS

Current Assets:
Cash	$57,633	$211,147
Prepaid expenses	1,914	249,954
Total Current Assets	59,547	461,101

Property and equipment - net	368,123	448,581
Intangible asset	126,317	133,467
Other assets	650	1,400

TOTAL ASSETS	$554,637	$1,044,549

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$173,370	$168,403
Accrued expenses	1,225,674	890,351
Convertible debt	397,340	369,740
Notes payable	240,655	240,655

TOTAL LIABILITIES	2,037,039	1,669,149

Minority interest in consolidated subsidiaries	225,797	241,550

Stockholders' Deficiency:
Common stock $0.0001 par value - authorized 250,000,000 shares; 78,882,953 and 62,161,246 outstanding, respectively	7,888	6,216
Additional paid-in-capital	9,366,766	7,734,138
Accumulated deficit	(11,082,853)	(8,862,504)
Deferred Stock Purchase	-	266,000
Subscription Receivable	-	(10,000)
Total Stockholders' Deficiency	(1,708,199)	(866,150)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$554,637	$1,044,549

See Notes to Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

Revenue	-	$279,870

Costs and Expenses:
Cost of Sales	-	238,897
General and administrative expenses	2,213,030	2,349,438
Impairment of long term assets	25,000	35,200
	2,238,030	2,623,535

Loss from operations	(2,238,030)	(2,343,665)

Accretion of convertible debt	-	(175,385)

Interest expense	(31,041)	(42,876)

Loss before minority interest	2,269,071	(2,561,926)

Minority interest share of loss of consolidated subsidiaries	48,722	19,661

Loss before benefit from income taxes	(2,220,349)	(2,542,265)

Provision for income taxes	-	-

Net loss	$(2,220,349)	$(2,542,265)

Loss per common share- basic and diluted	$(0.03)	$(0.05)

Weighted average number of common shares outstanding- basic and diluted	66,169,646	48,419,689

See Notes to Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Number of					Deferred
	Common	Common	Paid in	Accumulated	Subscription	Stock
	Shares	Stock	Capital	Deficit	Receivable	Purchase	Total

Balance, January 1, 2007	62,161,246	6,216	7,734,138	(8,862,504)	(10,000)	266,000	(866,150)

Issuance of common stock for interest expense (valued at $0.06 - $0.125 per share)	135,040	13	15,307	-	-	-	15,320

Issuance of common stock for convertible debt (valued at $0.05 - $.125 per share)	16,586,667	1,659	830,341	-	-	-	832,000

Conversion to convertible notes	-	-	-	-	-	(266,000)	(266,000)

Receipt of subscribed stock	-	-	-	-	10,000	-	10,000

Stock based compensation expense	-	-	786,980	-	-	-	786,980

Net (loss)	-	-	-	(2,220,349)	-	-	(2,220,349)

Balance, December 31, 2007	78,882,953	$7,888	$9,366,766	$(11,082,853)	$-	$-	$(1,708,199)

See Notes to Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Number of					Deferred	Deferred
	Common	Common	Paid in	Accumulated	Subscription	Stock	Compensation
	Shares	Stock	Capital	Deficit	Receivable	Purchase	Expense	Total

Balance, January 1, 2006	35,321,598	$3,532	$5,441,047	$(6,320,239)	$(10,000)	$-	$(300,000)	$(1,185,660)

Issuance of common stock for interest expense (valued at $0.05 per share)	517,426	52	25,819	-	-	-	-	25,871

Issuance of common stock for convertible debt (valued at $0.05 - $.125 per share)	5,753,280	575	386,628	-	-	-	-	387,203

Sales of common stock (valued at $0.05 - $.12 per share)	17,182,212	1,718	832,782	-	-	-	-	834,500

Issuance of common stock for services (valued at $0.09 - $.38 per share)	2,431,730	243	462,398	-	-	-	-	462,641

Issuance of common stock upon exercise of warrants (valued at $0.10 per share)	730,000	73	72,927	-	-	-	-	73,000

Issuance of common stock for settlement (valued at $0.19 per share)	225,000	23	42,727	-	-	-	-	42,750

Adoption of SFAS No. 123 [R]	-	-	(300,000)	-	-	-	300,000	-

Deposit on common stock not yet issued	-	-	-	-	-	266,000	-	266,000

Stock based compensation expense	-	-	769,810	-	-	-	-	769,810

Net (loss)	-	-	-	(2,542,265)	-	-	-	(2,542,265)

Balance, December 31, 2006	62,161,246	6,216	7,734,138	(8,862,504)	(10,000)	266,000	-	(866,150)

See Notes to Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:

Net loss	$(2,220,349)	$(2,542,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,108	48,825
Non-cash compensation	15,320	427,512
Accretion of convertible debt	-	175,385
Compensatory element of option issuance	786,980	769,810
Impairment of long term asset	25,000	35,200
Minority interest in losses of consolidated subsidiaries	(48,722)	(19,661)
Changes in operating assets and liabilities	615,680	139,153
Net cash used in operating activities	(773,983)	(966,041)

Cash flows from investing activities:
Deposit on land	(25,000)	-
Purchase of fixed assets	-	(89,258)
Refund of land deposit	35,500	-
Net cash provided by investing activities	10,500	(89,258)

Cash flows from financing activities:
Proceeds from sale of common stock and deferred stock purchase	10,000	1,100,500
Proceeds from exercise of warrants	-	73,000
Proceeds from loans	-	30,000
Proceeds from convertible debt financing	567,000	16,000
Repayment of loan	-	(23,910)
Payments to minority interests	(60,376)	(311,261)
Proceeds from minority interest	93,345	315,074

Net cash provided by financing activities	609,969	1,199,403

Net increase (decrease) in cash	(153,514)	144,104
Cash - Beginning of year	211,147	67,042
Cash - End of year	$57,633	$211,146

See Notes to Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years Ended December 31,
	2007	2006
Supplementary information:
Cash paid during year for:
Interest	$-	$1,564
Income taxes	$-	$-

Changes in operating assets and liabilities consists of:
Increase in accounts receivable	-	20,000
Decrease in prepaid expenses	248,040	15,895
Decrease in other assets	750	-
Increase in accounts payable and accrued expenses	366,890	103,258
	$615,680	$139,153
Non-cash financing activities:

Issuance of common stock for convertible debt	$832,000	$387,202

Issuance of convertible notes for deferred stock purchase	$266,000	$-

Issuance of common stock in lieu of payment of accrued expenses	$15,320	$-

Issuance of common stock for services	$-	$462,641

Issuance of common stock for settlement	$-	$42,750

See Notes to Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Delta Mutual, Inc. and its subsidiaries ("Delta" or the "Company") are engaged in providing environmental and construction technologies and services to certain geographic reporting segments in the Far East, the Middle East and the United States. The Company formerly operated in a fourth reportable segment, Puerto Rico. As of the close of the quarterly reporting period ended September 30, 2007, the Company discontinued all operations in Puerto Rico. See Note 4 and Note 12 for further information regarding these discontinued operations.

The Company's environmental activities are conducted by its joint venture subsidiary, Delta-Envirotech, Inc. ("Envirotech") headquartered in Virginia. Envirotech has established a strategic alliance with ZAFF International, Ltd., a technology company in Saudi Arabia, to pursue environmental and other projects in Saudi Arabia and other areas of the Middle East. Envirotech also formed a local joint venture company in Indonesia, PT Triyudha-Envirotech, to perform energy and waste recovery operations in that country.

The Company's construction technology activities are conducted through its wholly owned U.S. subsidiary, Delta Technologies, Inc. ("Technologies"). Technologies acquired the intellectual property rights and filed a patent for a new insulating concrete wall forming (ICF) system known as Delta Wall.

BASIS OF PRESENTATION

The Company's financial statements for the year ended December 31, 2007 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had no revenue in 2007 and as of December 31, 2007, there was a working capital deficit of approximately $2 million. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of sales adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its current activities and complete its proposed activities. However, there is no assurance that additional capital will be obtained or that the Company’s subsidiaries will be profitable. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company's financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of common stock. The consolidated financial statements also include the accounts of any Variable Interest Entities ("VIEs") where the Company is deemed to be the primary beneficiary, regardless of its ownership percentage. All significant intercompany balances and transactions with consolidated subsidiaries are eliminated in the consolidated financial statements. Where the Company's ownership interest is less than 100 percent, the minority ownership interests are reported in the consolidated balance sheets as a liability. The minority ownership interest of the Company's earnings or loss, net of tax, is classified as "Minority interest in earnings of consolidated subsidiaries" in the consolidated statements of operations.

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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options and common stock purchase warrants. As of December 31, 2007 and 2006, there were 4,421,920 and 3,816,587 potential common shares related to convertible debt, respectively, and 7,978,000 and 7,978,000, potential common shares related to stock options, respectively.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104 "Revenue Recognition Financial Statements" (SAB No. 104). Revenue is recognized from the Company's environmental remediation operation as the services are performed over the life of the remediation contracts.

PREACQUISITION COSTS

The Company accounts for costs incurred prior to the date of an acquisition of real property as preacquisition costs. Preacquisition costs are capitalized if the property was acquired or the acquisition of the property is probable. Capitalized preacquisition costs in excess of recoverable amounts are charged to expense.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the years ended December 31, 2007 and 2006.

INTANGIBLES

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets deemed to have indefinite useful lives are not amortized but are subject to, at a minimum, an annual impairment test. If the carrying value of goodwill or intangible assets exceeds its fair market value, an impairment loss would be recorded.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments including cash, accounts payable, accrued expenses, notes payable and convertible debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

RECLASSIFICATIONS

Certain reclassifications of accrued expenses have been made to prior period amounts to conform to the current year presentation.

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the Finanacial Acounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements," (“SFAS 157”) which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157, as amended by FASB Staff Position 157-2, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not.” The FASB also requires explicit disclosure about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”) “Business Combinations,” which replaces SFAS 141 “Business Combinations.” This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141 (R), the acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

In December 2007, the FASB issued SFAS No.160 “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 151” (“SFAS 160”). SFAS 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation, are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment as of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 2008. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In January 2008, Staff Accounting Bulletin (SAB”) 110 “Share-Based Payment” (“SAB 110”) was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payments.” The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

2. PROPERTY AND EQUIPMENT

	December 31,
	2007	2006

Equipment	$455,035	$455,035
Deposits on land	0	35,500
Leasehold improvements	7,807	7,807
	462,842	498,342
Less accumulated depreciation	94,719	49,761

	$368,123	$448,581

Depreciation expense for the years ended December 31, 2007 and 2006, amounted to $44,958 and $41,675 respectively.

3. INTANGIBLE ASSETS

Intangible assets are intellectual property included in a patent application. If the patent is not issued, the Company will write-off the unamortized amounts immediately. Amortization expense was $7,150 and $7,150 for the years ended December 31, 2007 and 2006, respectively. Other intangible assets consist of the following:

	December 31,
	2007	2006

Gross Carrying Amount	$143,000	$143,000

Accumulated Amortization	16,683	9,533
Intellectual property costs	$126,317	$133,467

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Year Ending	Amortization
December 31,	Expense
2008	7,150
2009	7,150
2010	7,150
2011	7,150
2012	7,150

4. IMPAIRMENT LOSS

During the years ended December 31, 2007 and 2006, the Company wrote off $25,000 and $35,200; respectively, of land deposits related to low income housing projects in Puerto Rico.

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

In October 2004, the Company formed a second joint venture to develop Section 124 low income housing in Puerto Rico. The Company became the general partner and majority owner of a limited partnership, Delta Development Partners II, LP that owns the 85% majority share of Delta Developers Guayanilla Corp., a Puerto Rico corporation formed to manage the construction and related activities required to build approximately 300 homes under Section 124. During the first quarter of 2007, the activities associated with this joint venture were discontinued and the land deposit was returned to the joint venture.

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

b.
On January 14, 2004, the Company entered into a joint venture agreement with Hi tech Consulting and Construction, Inc. (“Hi Tech”) forming Delta-Envirotech, Inc. for the purpose of providing environmental technologies and services to markets in the Middle East. The joint venture company is based in Virginia and focuses on participating in foreign government sponsored pollution remediation and other projects.

In July 2004, the Company and Hi-Tech, pursuant to an agreement to purchase stock dated January 14, 2004, each sold 75 shares of the joint venture to a third party, representing a ten percent (10%) interest for $2. The Company and Hi-Tech each own forty-five percent (45%) of the joint venture.

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

c.
Minority interests primarily consist of outside investors ownership interest in Delta Development Partners, L.P.; Delta Development Partners II, L.P.; Delta TA, LP; Delta Developers Corp.; Delta Developers Guayanilla Corp.; Delta-Envirotech, Inc. and PT Triyudha– Envirotech.

The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the years ended December 31, 2007 and 2006. There are excess losses not absorbed by the minority interests due to limitations of their capital contributions. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's consolidated balance sheet represents the minority interests as of December 31, 2007 and 2006.

The following represents a schedule of minority interests as of December 31,

	2007	2006
Delta Development Partners L.P.	$82,087	$145,092
Delta Development Partners II, L.P.	36,808	39,741
Delta TA L.P.	106,902	110,891
Delta Developers Corp.	—	—
Delta Developers Guayanilla Corp.	—	—
Delta-Envirotech, Inc.	—	—
PT Triyudha – Envirotech	—	(54,174)

	$225,797	$241,550

6. NOTES PAYABLE

In April 2005, the Company issued 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Pursuant to note modification agreements, the maturity dates of these notes were extended and in June 2006 these notes became payable on written demand by the lenders. Interest expense for the years ended December 31, 2007 and 2006 amounted to $16,852 and $16,852, respectively. As of December 31, 2007 and 2006, accrued interest of $37,860 and $21,008, respectively, is included in accrued expenses on the Company's consolidated balance sheet.

In May 2006, the Company borrowed $30,000 from an investor (formerly a related party) at interest of 6% per annum with the principal and interest due on May 17, 2008. Interest expense for the years ended December 31, 2007 and 2006 amounted to $1,800 and $1,122, respectively. As of December 31, 2007 and 2006 accrued interest of $2,922 and $1,122, respectively, is included in accrued expenses on the Company's consolidated balance sheet.

7. CONVERTIBLE DEBT

During the year ended December 31, 2004, the Company issued convertible notes in the principal amounts of $961,400. The convertible notes had interest rates from 4% to 6% and matured at various dates between May 12, 2006 and January 16, 2007. These notes are convertible into common stock at a conversion price of $0.05 to $0.125 per share. One note, in the original principal amount of $129,160 that originally matured in May 2006 was amended during 2006 and 2007 extending the maturity date until June 2008. Another note, in the principal amount of $193,740 that originally matured in May 2006 was amended during 2006 and 2007 extending the maturity date to December 1, 2007. The holder of this note has verbally agreed to extend the maturity date and has not made a written demand for payment. The Company is currently negotiating an extension with the noteholder. If the Company and the noteholder can not agree upon an extended maturity date, the Company may receive a notice of default. One note issued by the Company in the principal amount of $60,000, became payable upon written demand by the lender in September 2006. The balance of the convertible notes were converted into 12,923,280 shares of common stock through December 31, 2007.

In connection with the issuance of the convertible notes, the Company issued 8,880,000 common stock purchase warrants at an exercise price of $0.10 per share. The warrants expired March 31, 2006.

The Company accounted for the warrants and the convertible debt with detachable warrants in accordance with Emerging Issues Task Force 00-27 and 00-19 and SFAS No. 33. The Company performed calculations allocating the proceeds of convertible debt with detachable warrants to each respective security at their fair values. The Company used the conversion value of the convertible debt and calculated fair value of the warrants using the Black-Scholes valuation model for its estimate of fair value. The Company compared the allocated proceeds of the convertible debt to the difference between its conversion value and face amount. The calculated fair value of the convertible debt of $722,855 was recorded as the value of the Beneficial Conversion Feature and accordingly credited to Additional Paid-in Capital. The value of the warrants of $235,545 was recorded as a reduction of the convertible debt. The convertible debt was recorded at zero. The convertible debt was accreted to its face value after 2004, 2005 and 2006 conversions, under the interest method per APB 21, until it either converted or matured.

In May 2006, the Company issued a convertible note to a related party in the principal amount of $16,000, bearing interest at 6% per annum. The note was convertible into common stock at a conversion price of $0.06 per share, the fair value at the date of issuance. The note matured on November 3, 2007 and upon maturity the Company issued 266,667 shares of common stock in payment of the principal amount and 24,000 shares of common stock in payment of $1,440 of accrued interest.

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

In April 2007, the Company issued a convertible note to a related party in the principal amount of $26,600 bearing interest of 6% per annum and convertible into common stock at the conversion price of $0.05 per share, the fair value at the date of issuance. The note matures in April 2008.

During the second and third quarters of 2007, the Company borrowed $550,000 from an investor pursuant to the terms of a convertible promissory note with a maturity date of May 2008; interest of 10% per annum; and convertible into common stock at the conversion price of $0.05 per share, the fair value at the date of issuance. In September 2007, the investor converted the principal amount of the note into 11,000,000 shares of common stock and waived all accrued interest.

During the years ended December 31, 2007 and 2006, the noteholders converted $832,000 and $305,160 principal amount into 16,586,667 and 5,753,280 shares of common stock, respectively.

At December 31, 2007, the Company's outstanding convertible notes were convertible into 4,421,920 shares of common stock.

The following table shows the maturities by year of total face amount of the convertible debt obligations at December 31, 2007:

2008	$397,340
$397,340

For the years ended December 31, 2007 and 2006, the Company recorded interest expense of $22,931 and $26,094, respectively. As of December 31, 2007 and 2006, accrued interest of $39,657 and $42,271; respectively, is included in accrued expenses on the Company's consolidated balance sheet.

8. ACCRUED EXPENSES

Accrued expenses consists of the following:

	December 31,
	2007	2006

Professional fees	$34,703	$61,500
Interest expense	80,439	63,278
Payroll expense	462,195	353,320
Payroll expense-officers	117,436	117,436
Payroll tax expense	34,742	36,445
Accrued consulting fees	144,000	30,000
Other accrued expenses	352,159	228,352
	$1,225,674	$890,351

9. LOAN FROM RELATED PARTY

In March 2005, the Company borrowed $71,731 from a shareholder of the Company, with interest at 6% per annum and the principal and interest due in three equal installments on June 21, September 19, and December 20, 2005. The note was amended on December 16, 2005 to extend the final installment payment to February 20, 2006. On February 3, 2006, the Company made the final payment consisting of $23,910 of principal and $1,563 of accrued interest. Interest expense for the year ended December 31, 2006 amounted to $349.

10. OTHER RELATED PARTY TRANSACTIONS

a.
The Company's subsidiary, Delta-Envirotech, Inc. ("Envirotech") pays monthly office rent to David Razmara, the president of Envirotech and a shareholder of the Company, in the current amount of $2,000. The rent expense for the years ended December 31, 2007 and 2006 amounted to $24,000 and $12,000, respectively.

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

11. STOCKHOLDERS' DEFICIENCY

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

a.   For the years ended December 31, 2007 and 2006, the Company issued 16,586,667 and 5,753,280 shares of common stock respectively upon the conversion of convertible notes in the original principal amounts of $832,000 and $387,203, respectively, valued at $0.05 - $0.125 per share, and issued 135,040 and 517,426 shares of common stock respectively for payment of accrued interest in the amount of $15,320 and $25,871, respectively, valued at $0.05 - $0.125 per share.

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

12. DISCONTINUED OPERATIONS

As of September 30, 2007, the Company adopted a formal plan to discontinue all its operations in Puerto Rico. As a result of the Company’s decision, the operations of Delta Development Partners, LP; Delta Developers Corp.; Delta Development Partners II, LP; Delta Developers Guayanilla Corp., and Delta TA, LP have been classified as discontinued operations. The assets and liabilities, results of operations, and cash flows of these discontinued operations have been included with the operations of the Company in its consolidated financial statements due to the immaterial nature of the transactions.

13. BUSINESS SEGMENT INFORMATION

The Company’s reporting business segments are geographic and include the Far East (Indonesia), the Middle East, North America (United States) and Puerto Rico. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.

The following is a summary of key financial data:

	Years
	Ended December 31
	2007	2006

Total Revenue:

North America	$—	$—
Indonesia	—	279,870
Middle East	—	—
Puerto Rico	—	—
	$—	$279,870

Loss from Operations:

North America	$(2,165,830)	$(2,330,053)
Indonesia	(36,950)	—
Middle East	(20,000)	(1,100)
Puerto Rico	(15,250)	(12,512)
	$(2,238,030)	$(2,343,665)

Long-lived Assets:

North America	$208,988	$225,896
Indonesia	286,102	322,052
Middle East	—	—
Puerto Rico	—	35,500
	$495,090	$583,448

Capital Expenditures:

North America	$—	$89,258
Indonesia	—	—
Middle East	—	—
Puerto Rico	—	—
	$—	$89,258

Depreciation and Amortization:

North America	$16,158	$12,875
Indonesia	35,950	35,950
Middle East	—	—
Puerto Rico	—	—
	$52,108	$48,826

14. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

During the years ended December 31, 2007 and 2006, the Company recorded a deferred tax asset associated with its net operating loss ("NOL") carryforwards of approximately $8,734,479 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future. The Company's NOL carryforward expires beginning in 2010 through 2022.

There is no provision for income taxes for the years ended December 31, 2007 and 2006 as there was no taxable income in either year.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	For the Year Ended
	December 31, 2007
	Temporary	Tax
	Difference	Effect

Gross deferred tax asset resulting from net operating loss carryforward	$11,050,000	$3,757,000

Valuation allowance	(11,050,000)	(3,757,000)

Net deferred income tax asset	$—	$—

	For the Year Ended
	December 31, 2006
	Temporary	Tax
	Difference	Effect

Gross deferred tax asset resulting from net operating loss carryforward	$8,850,000	$3,009,000

Valuation allowance	(8,850,000)	(3,009,000)

Net deferred income tax asset	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	For the Year Ended
	December 31,
	2007	2006
Federal income tax rate	(34)%	(34)%
Effect of unused operating losses	34%	34%
Effective income tax rate	0%	0%

15. SHARE BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R) "Share-Based Payment," requiring the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of its employee share-based options and awards. SFAS No. 123(R) revises SFAS No. 123 "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin ("SAB") No.107 "Share-Based Payment." SAB No.107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective contractual terms, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related interpretation in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants.

At December 31, 2007 and 2006, the Company had one share-based compensation plan, which is described below. During fiscal years 2007 and 2006, the adoption of SFAS No.123(R) resulted in an aggregate pretax compensation expense recognized in net loss for stock based compensation of $786,980 and $769,810, respectively. For the years ended December 31, 2007 and 2006, the aggregate pretax compensation expense caused basic and diluted earnings per common share to decrease by $0.01 per share, respectively.

Under the provisions of SFAS 123(R), the recognition of deferred compensation, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted, is not longer required. Therefore, in the quarter ended March 31, 2006, the amount that had been in "Deferred compensation" in the consolidated balance sheet was reversed to zero.

The Company also issues shares of its common stock to non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the years ended December 31, 2007 and 2006, the Company issued -0- and 2,431,730 shares, respectively, and recorded compensation expense of $-0- and $462,641, respectively, in conjunction with the issuance of these shares.

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

The Company was also authorized to issue shares of stock to its employees from its 2001 Plan. The Company expensed the issuance of stock awards in accordance with SFAS No. 123. Shares issued from the 2001 Plan were expensed at the time of issuance, as the stock issued had no restrictions to the employees. There were no stock awards to employees from the 2001 Plan during the years ended December 31, 2007 or 2006.

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

The Company did not issue any stock options to its employees in 2007.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006: dividends yield of 0%, expected volatility of 116% and expected life of 5 years.

A summary of the status of the Company's options and stock awards under its stock option plans as of December 31, 2007 and 2006 and changes during the years then ended, is presented below.

	2007		2006
	Shares	Weighted-Average Exercise Share Price	Shares	Weighted-Average Exercise Share Price

Options outstanding beginning of year	7,978,000	$0.11	8,000,000	$0.25
Options granted	-	$-	8,756,000	$0.12
Options exercised	-	$-	-	$-
Options cancelled/expired	-	$-	(8,778,000)	$0.24

Options outstanding - end of year	7,978,000	$0.11	7,978,000	$0.11

Option Price Range at End of Year		$0.11		$0.11

Option price range for exercised shares	-		-

Options available for grant at end of year	2,022,000		2,022,000

Weighted - average fair value of options granted during the year		$—		$0.12

Stock compensation expense applicable to stock options for the years ended December 31, 2007 and 2006 was approximately $786,980 and $769,810, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2007 and 2006 was ($718,020) and $319,120, respectively.

The following table summarizes information about fixed price stock options outstanding at December 31, 2007.

	Number	Weighted-Average		Number	Weighted-
Range of	Outstanding	Remaining	Weighted-	Exercisable	Average
Exercise	December 31,	Contractual	Average	December 31,	Exercise
Price	2007	Life	Exercise Price	2007	Price

$0.11	7,978,000	3.5	$0.11	7,978,000	$0.11

A summary of the Company's non-vested options as of December 31, 2007, and changes during the year ended December 31, 2007 is presented below.

		Weighted-Average
		Grant-Date
Non-vested Options	Options	Fair Value

Non-vested at December 31, 2006:	4,069,060	$0.11
Granted	—	—
Vested	(4,069,060)	0.11
Forfeited, expired or cancelled:	—	—
Non-vested at December 31, 2007	—	0.11

At December 31, 2007, there was $1,409,270 of total unrecognized compensation cost related to share-based compensation arrangements granted under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 3.5 years. The total fair value of shares vested during 2007 was $447,597. The aggregate intrinsic value of options vested during 2007 was ($122,072). Currently, the Company believes that substantially all options will vest.

A summary of the status of the Company's stock purchase warrants as of December 31, 2007 and 2006, and changes during the years then ended, is presented below.

	2007		2006
		Weighted-Average		Weighted-Average
	Shares	Exercise Share Price	Shares	Exercise Share Price
Warrants outstanding, beginning of year	—		7,580,000	$0.10

Warrants granted	—		—

Warrants exercised	—		(730,000)	$0.10

Warrants cancelled/expired			(6,850,000)	$0.10

Warrants outstanding, end of year	—		—	$—

There were no fixed price warrants outstanding at December 31, 2007.

16. COMMITMENTS AND CONTINGENCIES

a.  Executive Employment Agreements

The Company has employment agreements with both of its principal executive officers.

In February 2006, the Company entered into a new three-year employment agreement with Peter F. Russo, its president and CEO, effective March 11, 2006. If Mr. Russo's employment is terminated other than for "cause," his base salary is continued for six months following his termination. The agreement also contains a provision for additional compensation if his employment is terminated without "cause" following a change in control. For the years ended December 31, 2007 and 2006, the Company had accrued salary liability to Mr. Russo of $117,436 and $117,436, respectively, which is included in accrued expenses on the Company's consolidated balance sheet.

In 2005, the Company entered into a three-year employment agreement with Martin G. Chilek, its chief financial officer, effective June 1, 2005. This agreement was automatically renewed for an addition 12-month period on March 3, 2008. If Mr. Chilek's employment is terminated other than for "cause," or his employment agreement is not renewed by the Company, his base salary is continued for six months following his termination. The agreement also contains a provision for additional compensation if his employment is terminated without "cause" following a change in control. For the years ended December 31, 2007 and 2006, there was no accrued salary liability to Mr. Chilek.

b.  Consulting Agreements

In August 2005, the Company entered into a consulting agreement with Juan B. Rodriguez Pagan ("Rodriguez") to provide certain services and assistance to the Company in developing its construction and building materials businesses. By written notice the Company terminated this agreement effective June 2, 2007, and informed Rodriguez that the reason for termination was because he violated certain provisions of the agreement.

For the years ended December 31, 2007 and 2006, consulting fees of $144,000 and $72,000, respectively, are included in accrued expenses on the Company's consolidated balance sheet. For the year ended December 31, 2006, the Company expensed $189,000 in consulting fees in conjunction with the issuance of common stock to Rodriguez. The remainder of the stock value of $248,000 was included as a prepaid expense on the Company's consolidated balance sheet. In conjunction with the termination of the consulting agreement, the Company recorded a one-time charge of $248,000.

In August 2005, Delta Technologies, Inc. entered into a consulting agreement with Richard F. Straub, Jr. ("Straub") for a period of three years, to provide ongoing technical assistance and support in the production of Technologies' insulating concrete wall forming products.

For the years ended December 31, 2007 and 2006, consulting fees of $52,800 and $52,800, respectively have been expensed and $66,667 and $16,667 respectively of the stock value is included in accrued expenses on the Company's consolidated statements of operations.

c.  Leases

The Company leases its office space in Pennsylvania. The Company entered into a new 12-month lease on March 1, 2006 that contained a year-to-year renewal provision. The first and second renewal periods became effective March 1, 2007 and 2008, respectively.

Delta-Envirotech has a month-to-month lease for office space in Virginia at a cost of $2,000 per month and also has a month-to-month lease for a business office in Saudi Arabia at a cost of $1,000 per month.

The Company's apartment lease in San Juan Puerto Rico expired on March 31, 2006 and was not renewed.

Future minimum lease payments are as follows:

Year ending
December 31,

2008	7,800
2009	1,300
$9,100

For the years ended December 31, 2007 and 2006, rent expense was $43,800 and $31,800, respectively.

17. SUBSEQUENT EVENTS

a.
On March 4, 2008, the Company acquired from Egani, Inc., an Arizona corporation (“Egani”), 100% of the issued and outstanding membership interests held by it in Altony SA, an Uruguay Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (“SAHF”) in exchange for the issuance of 130,000,000 shares of common stock. The purchase price for the membership interest was $ 2.6 million, valued at $0.02 per share, the fair value on the date of issuance. SAHF is a hedge fund seeking to make investments in South America.

b.
On March 4, 2008, the Company issued 10,000,000 shares of common stock to Security Systems International, Inc. pursuant to a consulting service agreement dated September 10, 2007. The shares were valued at $0.02, fair value at the date of issuance.

c.	During March 2008, the Company borrowed $121,000 from two stockholders of the Company pursuant to promissory notes, bearing interest of 6% per annum with maturity dates of September 6, 2008.

d.
In 2008, the Company issued 924,320 shares of common stock as payment of $43,600 principal amount and accrued interest due as of April 9, 2008, pursuant to two convertible notes issued by the Company in April 2007.