Form 10QSB
period 2008-03-31
DELTA MUTUAL INC
filed 2008-07-03
CIK 1112985

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer ☐   Accelerated filer ☐

Non-accelerated filer ☐       Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 221,849,158 as of June 30, 2008.

DELTA MUTUAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash	$12,697	$57,633
Investments	2,409,596	4,709,020
Prepaid expenses	1,914	1,914
Total Current Assets	2,424,207	4,768,567

Property and equipment - net	356,915	368,123
Intangible asset	124,529	126,317
Investments in oil and gas concessions	2,300,000	2,300,000
Other assets	650	650

TOTAL ASSETS	$5,206,301	$7,563,657

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$163,184	$412,922
Accrued expenses	1,283,682	1,225,674
Convertible debt	397,340	397,340
Notes payable	2,601,655	2,540,655
Total Current Liabilities	4,445,861	4,576,591

Minority interest in consolidated subsidiaries	225,576	225,797

Stockholders' Equity:
Common stock $0.0001 par value - authorized 250,000,000 shares: 218,882,953 and 208,882,953 outstanding, respectively	21,888	20,888
Additional paid-in-capital	12,349,511	11,953,766
Accumulated deficit	(11,836,535)	(9,213,385)
Total Stockholders' Equity	534,864	2,761,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,206,301	$7,563,657

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Investment results	$(2,060,953)	$(483,523)

General and administrative expenses	601,678	540,323
Valuation results	22	-
	601,700	540,323

Loss from operations	(2,662,653)	(1,023,846)

Interest expense	32,209	(6,983)

Loss before minority interest	(2,630,444)	(1,030,829)

Minority interest share of income (loss) of consolidated subsidiaries	7,295	(37,053)

Loss before benefit from income taxes	(2,623,149)	(1,067,882)

Benefit from income taxes	-	-

Net loss	$(2,623,149)	$(1,067,882)

Loss per common share- basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding- basic and diluted	211,994,064	192,185,922

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Number of					Deferred
	Common	Common	Paid in	Accumulated	Subscription	Stock
	Shares	Stock	Capital	Deficit	Receivable	Purchase	Total

Balance, January 1, 2007	192,161,246	$19,216	$10,321,138	$(5,883,087)	$(10,000)	$266,000	$4,713,267

Issuance of common stock for interest expense
(valued at $0.06 - $0.125 per share)	135,040	13	15,307	-	-	-	15,320

Issuance of common stock for convertible debt
(valued at $0.05 - $0.125 per share)	16,586,667	1,659	830,341	-	-	-	832,000

Conversion to convertible notes	-	-	-	-	-	(266,000)	(266,000)

Receipt of subscribed stock					10,000		10,000

Stock based compensation expense	-	-	786,980	-	-	-	786,980

Net (loss)	-	-	-	(3,330,298)	-	-	(3,330,298)

Balance, December 31, 2007	208,882,953	20,888	11,953,766	(9,213,385)	-	-	2,761,269

Issuance of common stock for services
(valued at $0.02 per share)	10,000,000	1,000	199,000	-	-	-	200,000

Stock based compensation expense	-	-	196,745	-	-	-	196,745

Net (loss)	-	-	-	(2,623,149)	-	-	(2,623,149)

Balance, March 31, 2008	218,882,953	$21,888	$12,349,511	$(11,836,534)	-	-	$534,864

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(2,623,149)	$(1,067,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,996	13,121
Non-cash compensation	200,000	13,880
Compensatory element of option issuance	196,745	196,745
Minority interest in income (losses) of consolidated subsidiaries	(7,295)	37,053
Changes in operating assets and liabilities	(191,730)	107,031
Net cash used in operating activities	(2,412,433)	(700,052)

Cash flows from investing activities:
Deposit on land	-	(25,000)
Decrease in investments	2,299,424	480,299
Refund of land deposit	-	35,500
Net cash provided by investing activities	2,299,424	490,799

Cash flows from financing activities:
Proceeds from loans	121,000	-
Proceeds from convertible debt financing	-	17,000
Repayment of loan	(60,000)	-
Payments to minority interests	-	(5,000)
Proceeds from minority interest	7,073	20,880

Net cash provided by financing activities	68,073	32,880

Net decrease in cash	(44,936)	(176,373)
Cash - Beginning of period	57,633	211,147
Cash - End of period	$12,697	$34,774

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Supplementary information:
Cash paid during year for:
Interest	$-	$-
Income taxes	$-	$-

Changes in operating assets and liabilities consists of:
Decrease in prepaid expenses	-	47,250
(Increase) decrease in accrued expenses	(191,730)	59,781
	$(191,730)	$107,031
Non-cash financing activities:

Issuance of convertible notes for deferred stock purchase	$-	$283,000

Issuance of common stock in lieu of payment of accrued expenses	$-	$13,880

Issuance of common stock for services	$200,000	$-

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Delta Mutual, Inc. and subsidiaries (“Delta” or the “Company”) was incorporated in Delaware on November 17, 1999. Since 2003, when the current management joined the Company, its principal business activities have focused on providing environmental and construction technologies and services to certain geographic reporting segments in the Far East, Middle East and the United States.

On March 4, 2008, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Egani, Inc., an Arizona corporation (“Egani”). Pursuant to the Agreement, the Company acquired from Egani 100% of the issued and outstanding membership interests held by Egani in Altony S.A., an Uruguay Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (“SAHF”). At the closing of the Agreement, the Company issued 130,000,000 shares of its common stock to Egani, for the purchase of all of the outstanding membership interests in Altony which constituted, following such issuance, a majority of the outstanding shares of the Company’s common stock.

Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. For accounting purposes only, the transaction was treated as a recapitalization of the Company with Altony as the acquirer. The financial statements prior to March 4, 2008 are those of Altony and reflect the assets and liabilities of Altony at historical carrying amounts. The financial statements show a retroactive restatement of Altony’s historical stockholders’ equity to reflect the equivalent number of shares issued to the subsidiary.

The principal business activity of Altony is the ownership and management of its SAHF subsidiary. SAHF has initially focused on oil and gas investments in Argentina and intends to continue its focus on the energy sector, including the development and supply of energy and alternate energy sources in Latin America and the United States.

In August 2007, SAHF signed a purchase option for a partial interest in three oil and gas concessions in Argentina. SAHF is in the process of obtaining the necessary government and environmental permits to operate these concessions.

The Company intends to continue its environmental and construction technology and service activities. Its environmental activities are conducted by its joint venture subsidiary Delta-Envirotech, Inc. (“Envirotech”), headquartered in Virginia. The construction technology activities are conducted by the Company’s wholly owned subsidiary Delta Technologies, Inc. (“Technologies”) that holds intellectual property rights and has filed a patent for a new insulating concrete wall forming (ICF) system now known as Delta Wall.

BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2008, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.

The consolidated financial statements for the period ended March 31, 2008 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company's financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of common stock. The consolidated financial statements also include the accounts of any Variable Interest Entities ("VIEs") where the Company is deemed to be the primary beneficiary, regardless of its ownership percentage. All significant intercompany balances and transactions with consolidated subsidiaries are eliminated in the consolidated financial statements. Where the Company's ownership interest is less than 100 percent, the minority ownership interests are reported in the consolidated balance sheet as a liability. The minority ownership interest of the Company's earnings or loss, net of tax, is classified as "Minority interest share of earnings (loss) of consolidated subsidiaries" in the consolidated statements of operations.

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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options and common stock purchase warrants. As of March 31, 2008 and 2007, there were 4,421,920 and 9,476,587 potential common shares related to convertible debt, respectively, and 7,978,000 and 6,998,000 potential common shares related to stock options, respectively.

REVENUE RECOGNITION

The Company recognizes revenue from the results of its investment portfolio as the difference between proceeds from the sale of securities and their acquisition cost, less commissions paid to the firm that conducts the securities transactions.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the three months ended March 31, 2008 and 2007.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments including cash, investments, accounts payable, accrued expenses, notes payable and convertible debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

NEW FINANCIAL ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities," providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The adoption of SFAS 159 on January 1, 2008 did not impact the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No.160 “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 151” (“SFAS 160”). SFAS 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation, are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment as of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 2008. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of the adoption of this Statement on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

2. INVESTMENTS

The Company has investments in public and private securities of the United States and Latin American countries as well as long-term investments in oil and gas concessions. The fair market value of these investments at March 31, 2008 and December 31, 2007 is indicated below.

	March 31,	December 31,
	2008	2007

Public securities	$—	$322,300
Private securities	2,409,596	4,386,720
Current investments	2,409,596	4,709,020

Investments in oil and gas concessions	2,300,000	2,300,000

3. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2008	2007

Equipment	$455,035	$455,035
Deposits on land	—	—
Leasehold improvements	7,807	7,807
	462,842	462,842
Less accumulated depreciation	105,927	94,719
	$356,915	$368,123

Depreciation expense for the three months ended March 31, 2008 and 2007, amounted to $11,208 and $11,333, respectively.

4. INTANGIBLE ASSETS

Intangible assets are intellectual property included in a patent application. If the patent is not issued, the Company will write-off the unamortized amounts immediately. Amortization expense was $1,788 and $1,788 for the three months ended March 31, 2008 and 2007, respectively. Other intangible assets consist of the following:

	March 31,	December 31,
	2008	2007

Gross Carrying Amount	$143,000	$143,000
Accumulated Amortization	18,471	16,683
Intellectual property costs	$124,529	$126,317

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Year Ending	Amortization
December 31,	Expense
2008	5,364
2009	7,150
2010	7,150
2011	7,150
2012	7,150

2008 represents amortization from April 1, through December 31, 2008.

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

The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the three months ended March 31, 2008 and 2007. There are excess losses not absorbed by the minority interests due to limitations of their capital contributions. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's consolidated balance sheet represents the minority interests as of March 31, 2008 and December 31, 2007.

The following represents a schedule of minority interests as of:

	March 31,	December 31,
	2008	2007
Delta Development Partners L.P.	$81,966	$82,087
Delta Development Partners II, L.P.	36,739	36,808
Delta TA L.P.	106,871	106,902
Delta Developers Corp.	—	—
Delta Developers Guayanilla Corp.	—	—
Delta-Envirotech, Inc.	—	—
PT Triyudha - Envirotech	—	—

	$225,576	$225,797

6. NOTES PAYABLE

In April 2005, the Company issued three 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Pursuant to note modification agreements, the maturity dates of these notes were extended and in June 2006 these notes became payable on written demand by the lenders. In March 2008, the Company paid $60,000 of the principal amount of the original notes and each of the three notes was amended and restated. By amendment, the noteholders waived all of the accrued and unpaid interest on the original notes and the aggregate principal amount was reduced to $150,655. The amended and restated notes bear interest of 8% and mature in November 2008. Interest expense for the three months ended March 31, 2008 and 2007 amounted to $(36,856) and $4,213, respectively. As of March 31, 2008 and December 31, 2007, accrued interest of $1,004 and $37,860, respectively, is included in accrued expenses on the Company's consolidated balance sheet.

In May 2006, the Company borrowed $30,000 from an investor (formerly a related party) at interest of 6% per annum with the principal and interest due on May 17, 2008. In May 2008, the note was amended extending the maturity date to August 2008. Interest expense for the three months ended March 31, 2008 and 2007 amounted to $450 and $450, respectively. As of March 31, 2008 and December 31, 2007 accrued interest of $3,372 and $2,922, respectively, is included in accrued expenses on the Company's consolidated balance sheet.

In August 2007, the SAHF borrowed $2,300,000 from Oxipetrol-Petroleros de Ocidente, S.A. in conjunction with its investment in oil and gas concessions. This is a non interest-bearing loan that matures on July 15, 2008. The principal amount of $2,300,000 is included in Notes payable on the Company’s consolidate balance sheet at March 31, 2008 and December 31, 2007.

7. CONVERTIBLE DEBT

During the year ended December 31, 2004, the Company issued convertible notes in the principal amounts of $961,400. The convertible notes had interest rates from 4% to 6% and matured at various dates between May 12, 2006 and January 16, 2007. These notes are convertible into common stock at a conversion price of $0.05 to $0.125 per share. One note, in the original principal amount of $129,160 that originally matured in May 2006 was amended during 2006 and 2007 extending the maturity date until June 2008. After partial conversion of the principal amount of this note in July 2006, and the payment of accrued interest in March 2007, the remaining principal amount and all accrued interest was converted into 1,491,886 shares of common stock in April 2008. Another note, in the principal amount of $193,740 that originally matured in May 2006 was amended during 2006 and 2007 extending the maturity date to December 1, 2007. The Company did not repay the note on the maturity date but the holder of this note has verbally agreed not to make written demand for payment. The Company is currently negotiating amended terms with the noteholder. If the Company and the noteholder can not agree upon an amendment to the note, including an extension of the maturity date, the Company may receive a notice of default. One note issued by the Company in the principal amount of $60,000, became payable upon written demand by the lender in September 2006. The balance of the convertible notes issued in 2004 was converted into 12,923,280 shares of common stock through March 31, 2008.

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

During the first quarter of 2007, the Company issued a convertible note to a related party in the principal amount of $17,000, and a convertible note to an investor in the principal amount of $266,000. Both notes bear interest of 6% per annum and are convertible into common stock at a conversion price of $0.05 per share, the fair value at the date of issuance. Both notes matured in April 2008. In conjunction with the issuance of these two notes, the Company reclassified $266,000 recorded as deferred stock purchase, on its consolidated balance sheet as of December 31, 2006, to convertible notes at March 31, 2007. On October 30, 2007, the holder of the $266,000 note converted the principal amount of the note into 5,320,000 shares of common stock and waived all accrued interest. In April 2008, the Company issued 340,000 shares of common stock in payment of the principal amount of the $17,000 note and issued 20,400 shares of common stock in payment of the accrued interest of $1,020.

In April 2007, the Company issued a convertible note to a related party in the principal amount of $26,600 bearing interest of 6% per annum and convertible into common stock at the conversion price of $0.05 per share, the fair value at the date of issuance, with a maturity date of April 9, 2008. On the maturity date, the Company issued 532,000 shares of common stock in payment of the principal amount and 31,920 shares of common stock in payment of the accrued interest of $1,596.

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

At March 31, 2008, the Company's outstanding convertible notes were convertible into 4,421,920 shares of common stock.

The following table shows the maturities by year of total face amount of the convertible debt obligations at March 31, 2008:

2008	$397,340
$397,340

For the three months ended March 31, 2008 and 2007, the Company recorded interest expense of $3,591 and $3,219, respectively. As of March 31, 2008 and December 31, 2007, accrued interest of $43,249 and $22,931; respectively, is included in accrued expenses on the Company's consolidated balance sheet.

8. ACCRUED EXPENSES

Accrued expenses consists of the following:

	March 31,	December 31,
	2008	2007
Professional fees	$49,257	$34,703
Interest expense	48,230	80,439
Payroll expense	494,661	462,195
Payroll expense-officers	126,061	117,436
Payroll tax expense	38,614	34,742
Accrued consulting fees	144,000	144,000
Other accrued expenses	382,859	352,159
	$1,283,682	$1,225,674

9. LOANS FROM RELATED PARTIES

In March 2008, the Company borrowed $121,000, in the aggregate, from two stockholders of the Company, with interest of 6% per annum and the principal and interest due on September 6, 2008. The balance due to the stockholders is included in Notes Payable on the Company’s consolidated balance sheet at March 31, 2008. Accrued interest of $605 is included in accrued expenses on the Company’s consolidated balance sheet at March 31, 2008.

10. OTHER RELATED PARTY TRANSACTION

The Company's subsidiary, Delta-Envirotech, Inc. ("Envirotech") pays monthly office rent to David Razmara, the president of Envirotech and a stockholder of the Company, in the current amount of $2,000. The rent expense for the three months ended March 31, 2008 and 2007 amounted to $6,000, respectively.

11. STOCKHOLDERS' EQUITY

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

a. For the three months ended March 31, 2008 and 2007, the Company issued -0- and 111,040 shares of common stock, respectively, for payment of accrued interest in the amount of $-0- and $13,880, respectively, valued at $-0- and $0.125 per share.

b. For the three months ended March 31, 2008 and 2007, the Company issued 10,000,000 and -0- shares of common stock, respectively, for services valued at $200,000 and -0-, respectively, valued at $0.02 per share.

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

13. BUSINESS SEGMENT INFORMATION

The Company’s reporting business segments are geographic and include the Far East (Indonesia), the Middle East, North America (United States) and South America. The Company formerly operated in a fifth reporting segment, Puerto Rico. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.

The following is a summary of key financial data:

	Three Months Ended
	March 31,
	2008	2007

Total Revenue:

North America	$—	$—
Indonesia	—	—
Middle East	—	—
Puerto Rico	—	—
South America	(2,060,953)	(483,523)
	$(2,060,953)	$(483,523)

Loss from Operations:

North America	$(554,371)	$(515,677)
Indonesia	(8,988)	(8,988)
Middle East	(38,006)	(5,000)
Puerto Rico	(313)	(12,270)
South America	(2,060,975)	(488,894)
	$(2,662,653)	$(1,030,829)

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

At March 31, 2008 and 2007, the Company had one share-based compensation plan, which is described below. During the three months ended March 31, 2008 and 2007, the adoption of SFAS No.123(R) resulted in an aggregate pretax compensation expense recognized in net loss for stock based compensation of $196,745 and $196,745, respectively. For the three months ended March 31, 2008 and 2007, the aggregate pretax compensation expense caused basic and diluted earnings per common share to decrease by $-0- and $0.01 per share, respectively.

The Company also issues shares of its common stock to non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the three months ended March 31, 2008 and 2007, the Company issued 10,000,000 and -0- shares, respectively, and recorded compensation expense of $200,000 and $-0-, respectively, in conjunction with the issuance of these shares.

Stock Option Plan

In December 2001, the Company's stockholders approved the 2001 Employee Stock Option Plan (the "2001 Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance. In August 2004, the Company's stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of March 31, 2008, there were 3,002,000 shares of common stock available for issuance under the 2004 Plan.

The Company was also authorized to issue shares of stock to its employees from its 2001 Plan. The Company expensed the issuance of stock awards in accordance with SFAS No. 123. Shares issued from the 2001 Plan were expensed at the time of issuance, as the stock issued had no restrictions to the employees.

The Company did not issue any stock options to its employees during the three months ended March 31, 2008 and 2007.

A summary of the option activity under the 2004 Plan as of December 31, 2007 and changes during the three months ended March 31, 2008, is presented below.

Options	Shares	Weighted-Average Exercise Share Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	7,978,000	$0.11
Options granted	-	$-
Options exercised	-	$-
Options cancelled/expired	(980,000)	$0.11

Outstanding at March 31, 2008	6,998,000	$0.11	3.2	$(419,880)

Exercisable at March 31, 2008	6,998,000	$0.11	3.2	—

Stock compensation expense applicable to stock options for the three months ended March 31, 2008 and 2007 was approximately $196,745 and $196,745, respectively. The aggregate intrinsic value of options outstanding as of March 31, 2008 and December 31, 2007 was $(419,880) and $(398,900), respectively.

At March 31, 2008, there was $1,212,525 of total unrecognized compensation cost related to share-based compensation arrangements granted under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 3.2 years.

16. COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In August 2005, Delta Technologies, Inc. entered into a consulting agreement with Richard F. Straub, Jr. ("Straub") for a period of three years, to provide ongoing technical assistance and support in the production of Technologies' insulating concrete wall forming products.

For the three moths ended March 31, 2008 and 2007, consulting fees of $13,200 and $13,200, respectively have been expensed and $79,167 and $29,167, respectively, of the stock value associated with the issuance of shares to Straub is included in accrued expenses on the Company's consolidated balance sheet.

17. SUBSEQUENT EVENTS

a.
In April 2008, the Company issued 924,320 shares of common stock as payment of $43,600 principal amount and accrued interest, pursuant to two convertible notes issued by the Company in April 2007. Also in April 2008, the Company issued 1,491,885 shares of common stock as payment of $100,000 principal amount and accrued interest pursuant to a convertible note issued by the Company in May 2004.

b.	In April 2008, the Company issued 550,000 shares of common stock to a consultant for services valued at $38,500, at a price per share of $0.07.

c.	During the second quarter of 2008, the Company borrowed $46,450, in the aggregate, from two stockholders of the Company pursuant to 6% promissory notes maturing in October and November 2008.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

We were incorporated in the State of Delaware on November 17, 1999. Since current management joined the Company in 2003, our principal business activities focused on providing environmental and construction technologies and services in the Far East, the Middle East, and the United States.

On March 4, 2008, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with Egani, Inc., an Arizona corporation (“Egani”). Pursuant to the Agreement, we acquired from Egani 100% of the issued and outstanding membership interests held by Egani in Altony S.A., an Uruguay Sociedad Anonima, (“Altony”) which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (“South American Hedge Fund”). At the closing of the Agreement, we issued 130,000,000 shares of our Common stock to Egani for the purchase of all of its interest in Altony which constituted, following such issuance, a majority of the outstanding shares of our common stock. Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company with Altony as the acquirer.

The principal business of Altony is the ownership and management of South American Hedge Fund, a hedge fund that maintains its business office in Uruguay and invests in public and private securities of the United States and Latin American countries. South American Hedge Fund also plans to proceed with investments in oil and gas concessions in Argentina and intends to focus its investments in the energy sector, including development of energy producing investments and alternative energy production in Latin America and the United States.

RESULTS OF OPERATIONS

During the three months ended March 31, 2008, we incurred a net loss of $2,623,149 primarily attributable to operating expenses related to the South American Hedge Fund. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain additional financing or that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.

During the three months ended March 31, 2008, we incurred a net loss of approximately $2,600,000 compared to a net loss of approximately $1,068,000 for the three months ended March 31, 2007.

The increase in our operating loss for the three months ended March 31, 2008 over the comparable period of the prior year was due to an increase of approximately $1,577,000 in expenses related the to investment portfiolio; an increse in general and administrative expenses of approximately $61,000 and an increase in the minority interest share of the loss of our consolidated subsidiaries of approximately $44,000.

 PLAN OF OPERATION

Energy Sector

The Company’s newly-acquired South American Hedge Fund subsidiary has oil and gas investments in Argentina and will continue to focus on the energy sector, including the development and supply of energy and alternative energy sources in Latin America and the United States.

In August 2007, South American Hedge Fund signed a purchase option for three interests in oil and gas concessions in Argentina. We are in the process of obtaining the necessary government and environmental operating permits for our operation of these concessions. Our primary focus will be, upon receipt of the governmental approvals relative to our investment in these concessions, to develop operating wells on these properties over the near term.

To supplement our growth, we may also consider mergers and acquisitions, although we have no acquisitions contemplated or under discussion at this time.

In addition, we are currently evaluating newly developed alternative energy technologies for possible investment and development.

Environmental and Construction Technologies and Services

Following the acquisition of Altony and South America Hedge Fund, we have continued to pursue environmental remediation and other projects in the Middle East and Far East. These activities are conducted by our joint venture subsidiary, Delta-Envirotech, Inc. (“Envirotech”). We have operating control of Envirotech and hold a 45% percent ownership interest. Envirotech has entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support its activities.

In the Middle East, we reached a working agreement to provide equipment to manufacture insulating concrete form (ICF) products for the building industry in Saudi Arabia. Envirotech expanded its product line by securing the master distribution rights for the Middle East for a gas-imaging product used in oilfield and refining operations that has been approved for testing by ARAMCO, the Saudi government oil company. ARAMCO has scheduled field trials to test this equipment in August 2008.

We have decided not to pursue a second contract in Indonesia and withdraw from this market. Our decision was based on the additional expenses we would incur to met the new requirement of Pertamina (the government-owned oil company), that our processing equipment be moved off the refinery property. We are currently evaluating whether to redeploy the processing equipment or sell it to a third party.

Our construction technology activities are conducted by our wholly owned subsidiary, Delta Technologies, Inc. (“Technologies”). In August 2005, Technologies acquired certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system, call Delta Wall. We intend to license the Delta Wall technology and seek other cooperative arrangements with respect to this technology.

LIQUIDITY

At March 31, 2008 we had a working capital deficit of $2,021,654, compared with a surplus of $191,976 at December 31, 2007. This decrease at March 31, 2008 is a result of a decrease in current investments of approximately $2,300,000.

ASSETS

At March 31, 2008, we had total assets of $5,206,301, compared to total assets of $7,563,657 at December 31, 2007. The decrease in total assets was primarily due to the decrease in current assets of approximately $2,300,000.

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

Other Matters

Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The adoption of SFAS 159 on January 1, 2008 did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations.” This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Other Comprehensive Income. The translation gains or losses were not material for the periods ended March 31, 2008 and 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to foreign currency risk, interest rate risk and commodity price risk.

Foreign Currency Risk - Our financial results could be affected by factors such as changes in foreign currency exchange rates or, weak economic conditions in foreign markets. Because our revenue is reported in U.S. dollars, fluctuating exchange rates of the local currency, when converted into U.S. dollars, may have an adverse impact on our revenue and income. We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Interest income is sensitive to changes in the general level of U.S. interest rates.  Although we have significant short-term investments, due to the short-term nature of our investments, we believe that there is not a material risk exposure.

Commodity Price Risk – With operations in the energy sector, our results will be dependent on the pricing of energy commodities.

ITEM 4T. CONTROLS AND PROCEEDURES

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

 PART II–OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

There are material changes in the risk factors previously disclosed in our 10-KSB for the year ended December 31, 2007, which additional risk factors are relevant to and should be considered in connection with an evaluation of our energy and alternative energy businesses related to the acquisition of the South American Hedge Fund. These additional risks are as follows.

Volatile global commodity pricing in the energy sector would strongly affect our results of operations.

In our investments in the energy sector, our financial results would be governed by the volatile prices of energy commodities. Drilling and exploration activity levels, inventory levels, production disruptions, the actions of OPEC, competing fuel prices, prevailing currency exchange rates, price speculation, changes in consumption patterns, weather and geophysical and technical limitations and other matters affect the supply of oil and gas and contribute to price volatility.

Our investments in the energy sector could involve many operating risks that may result in substantial losses for which insurance may be unavailable or inadequate.

Operations in the energy production sector are subject to hazards and risks inherent in operational and environmental hazards. Any of these risks can cause substantial losses resulting from injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution and other environmental damages, regulatory investigations and penalties, suspension of our operations and repair and remediation costs.

Our oil and natural gas production investments depend on oil and natural gas transportation facilities, most of which are owned by others.

The marketability of our oil and natural gas production depends in large part on receiving governmental approvals, the availability, proximity and capacity of pipeline systems owned by third parties. The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. The lack of availability of these facilities for an extended period of time could negatively affect our revenues. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

Competition in our industry is intense and many of our competitors have greater financial and technological resources.

We operate in the competitive area of energy and alternative energy production. Many of our competitors are large, well-established companies that have larger operating staffs and significantly greater capital resources than we do.

We are subject to complex laws and regulations that can adversely affect the cost, manner or feasibility of doing business.

Exploration, development, production and sale of oil and gas are subject to extensive governmental and provincial laws and regulations, including complex environmental laws. We may be required to make large expenditures to comply with environmental and other governmental regulations. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, spacing of wells, unitization and pooling of properties, environmental protection, and taxation. Our operations create the risk of environmental liabilities to the government or third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water. In the event of environmental violations, we may be charged with remedial costs. Pollution and similar environmental risks generally are not fully insurable. Such liabilities and costs could have a material adverse effect on our financial condition and results of operations.

Competition for experienced, technical personnel may negatively impact our operations.

Operations in the energy sector entail significant complexities and utilize advanced technologies requiring highly trained personnel. Our success will depend, in part, on our ability to attract and retain experienced professional personnel to manage our proposed alternative energy operations, as well as any direct energy production investments.

Governmental actions and political instability may affect our results of operations.

Our investments in the energy sector internationally would be subject to the regulatory authority of the U.S. and foreign governments and political interests, as well as political instability in foreign countries in which we invest. As a result, we would face risks of:

Ø
changes in laws and regulations, import, export and use of products, environmental protection, climate change and energy security, all of which may increase costs or reduce the demand for our products;

Ø	expropriation of our assets and properties; and

Ø	refusal to extend or grant, or delay in the extension or grant of, energy production or development contracts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Throughout this report, we make statements that may be deemed "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that address activities, events, outcomes and other matters that Chancellor plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of goods and services, environmental risks, operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures and other risks described herein.

Through South American Hedge Fund, we plan to proceed with investments in oil and gas concessions in Argentina and intend to focus our investments in the energy sector, including alternative energy producing investments in Latin America and the United States. In August 2007, South American Hedge Fund signed the purchase option for three interests in oil and gas concessions in Argentina. We are in the process of obtaining the necessary government and environmental operating permits for our operation of the concessions. Our primary focus will be, upon completion of governmental approvals relative to our investment in these concessions, to develop operating wells on these properties over the near term.

Industry and economic factors

In managing our business in the oil and gas production sector we must deal with many factors inherent in our industry. First and foremost is wide fluctuation of oil and gas prices. Oil and gas markets are cyclical and volatile, with future price movements difficult to predict. While our revenues are a function of both production and prices, wide swings in prices often have the greatest impact on our results of operations.

Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in restoration of wells and production. The oil and gas industry is highly competitive. We compete with major and diversified energy companies, independent oil and gas companies, and individual operators. In addition, the industry as a whole competes with other businesses that supply energy to industrial, commercial, and residential end users.

Approach to our business

Implementation of our business approach relies on our ability to fund ongoing development projects with cash flow provided by operating activities and external sources of capital.

Critical accounting policies and estimates

The process of estimating quantities of oil and gas reserves is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures.

ITEM 6. EXHIBITS.

10.38	6% promissory note issued April 15, 2008 by Delta Mutual, Inc. to Security Systems International, Inc. in the principal amount of $20,000.

10.39	6% promissory note issued April 28, 2008 by Delta Mutual, Inc. to Egani, Inc. in the principal amount of $9,550.

10.40	6% promissory note issued May 14, 2008 by Delta Mutual, Inc. to Security Systems International, Inc. in the principal amount of $16,900.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

BY:	/s/ Peter F. Russo
Peter F. Russo
President and Chief
Executive Officer

Dated: July 3, 2008

EXHIBIT INDEX

10.38	6% promissory note issued April 15, 2008 by Delta Mutual, Inc. to Security Systems International, Inc. in the principal amount of $20,000, filed herewith.

10.39	6% promissory note issued April 28, 2008 by Delta Mutual, Inc. to Egani, Inc. in the principal amount of $9,550, filed herewith.

10.40	6% promissory note issued May 14, 2008 by Delta Mutual, Inc. to Security Systems International, Inc. in the principal amount of $16,900, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.