Form 10-Q
period 2008-06-30
DELTA MUTUAL INC
filed 2008-09-17
CIK 1112985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission File Number 000-30563

DELTA MUTUAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	14-1818394

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 221,849,158 as of September 15, 2008.

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

The results of operations for the six and three months ended June 30, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash	$5,220	$57,633
Investments	4,137,538	5,879,020
Prepaid expenses	-	1,914
Total Current Assets	4,142,758	5,938,567

Property and equipment - net	346,586	368,123
Intangible asset	-	126,317
Investments	-	1,130,000
Other assets	650	650

TOTAL ASSETS	$4,489,994	$7,563,657

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$161,668	$412,922
Accrued expenses	1,346,918	1,225,674
Convertible debt	253,740	397,340
Notes payable	2,087,605	2,540,655
Total Current Liabilities	3,849,931	4,576,591

Minority interest in consolidated subsidiaries	226,988	225,797

Stockholders' Equity:
Common stock $0.0001 par value - authorized
250,000,000 shares; 221,849,158 and 208,882,953
shares issued and outstanding at June 30, 2008
and December 31, 2007 respectively	22,185	20,888
Additional paid-in-captial	12,735,107	11,953,766
Accumulated deficit	(12,344,217)	(9,213,385)
Total Stockholders' Equity	413,075	2,761,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,489,994	$7,563,657

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Investment results	$(2,053,011)	$(967,045)	$7,942	$(483,522)
Revenue	(2,053,011)	(967,045)	7,942	(483,522)

General and administrative
expenses	998,132	399	396,454	199
Loss on intellectual property	122,742	-	122,742	-
Valuation results	22	(3,623)	-	(1,811)
	1,120,896	(3,224)	519,196	(1,612)

Loss from operations	(3,173,907)	(963,821)	(511,254)	(481,910)

Interest expense	24,260	-	(7,949)	-

Loss before minority interest	(3,149,647)	(963,821)	(519,203)	(481,910)

Minority interest share of (income)
loss of consolidated subsidiaries	18,815	-	11,520	-

Loss before benefit from income taxes	(3,130,832)	(963,821)	(507,683)	(481,910)

Benefit from income taxes	-	-	-	-

Net loss	$(3,130,832)	$(963,821)	$(507,683)	$(481,910)

Loss per common share-
basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding-
basic and diluted	220,106,481	192,161,246	221,316,564	192,161,246

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Number of					Deferred
	Common	Common	Paid in	Accumulated	Subscription	Stock
	Shares	Stock	Capital	Deficit	Receivable	Purchase	Total

Balance, January 1, 2007	192,161,246	$19,216	$10,321,138	$(5,883,087)	$(10,000)	$266,000	$4,713,267

Issuance of common stock for interest expense (valued at $0.06 - $0.125 per share)	135,040	13	15,307	-	-	-	15,320

Issuance of common stock for convertible debt (valued at $0.06 - $0.125 per share)	16,586,667	1,659	830,341	-	-	-	832,000

Conversion to convertible notes	-	-	-	-	-	(266,000)	(266,000)

Receipt of subscribed stock					10,000		10,000

Stock based coompensation expense	-	-	786,980	-	-	-	786,980

Net (loss)	-	-	-	(3,330,298)	-	-	(3,330,298)

Balance, December 31, 2007	208,882,953	20,888	11,953,766	(9,213,385)	-	-	2,761,269

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(CONTINUED)

	Number of
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Issuance of common stock for services
(valued at $0.02 - $0.07 per share)	10,550,000	1,055	237,445	-	238,500

Issuance of common stock for debt	2,300,571	230	143,370	-	143,600
(valued at $0.05 - $0.07 per share)

Issuance of common stock for interest	115,634	12	7,036	-	7,048
(valued at $0.05 - $0.07 per share)

Stock based compensation expense	-	-	393,490	-	393,490

Net (loss)	-	-	-	(3,130,832)	(3,130,832)

Balance, June 30, 2008	221,849,158	$22,185	$12,735,107	$(12,344,217)	$413,075

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(3,130,832)	$(963,821)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	25,112	-
Non-cash compensation	245,548	-
Loss on intellectual property	122,742
Compensatory element of option issuance	393,490	-
Minority interest in income (losses) of
consolidated subsidiaries	(18,815)	-
Changes in operating assets
and liabilities	(128,096)	-
Net cash used in operating activities	(2,490,851)	(963,821)

Cash flows from investing activities:
Deposit on land	-	-
Decrease in investments	2,871,482	963,821
Refund of land deposit	-	-
Net cash provided by
investing activities	2,871,482	963,821

Cash flows from financing activities:
Proceeds from loans	186,950	-
Proceeds from convertible debt
financing	-	-
Repayment of loans	(640,000)	-
Payments to minority interests	-	-
Proceeds from minority interest	20,006	-

Net cash provided by (used in)
financing activities	(433,044)	-

Net increase (decrease) in cash	(52,413)	-
Cash - Beginning of period	57,633	-
Cash - End of period	$5,220	$-

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Supplementary information:
Changes in operating assets and
liabilities consists of:
(Increase) in accounts receivable	$-	$-
(Increase) decrease in prepaid expenses	1,914	-
(Increase) decrease in deposits	-	-
(Increase) decrease in other assets	-	-
Increase in accounts payable
and accrued expenses	(130,010)	-
	$(128,096)	$-
Non-cash financing activities:

Issuance of common stock for debt	$143,600	$-

Issuance of common stock in lieu of
payment of accured expenses	$7,048	$-

Issuance of common stock for services	$238,500	$-

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Delta Mutual, Inc. and subsidiaries (“Delta” or the “Company”) was incorporated in Delaware on November 17, 1999. Since 2003, the principal business activities of the Company were focused on providing environmental and construction technologies and services to certain geographic reporting segments in the Far East, Middle East and the United States.

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

The Company intends to continue its environmental technology and service activities in the Middle East that are conducted by its joint venture subsidiary Delta-Envirotech, Inc. (“Envirotech”), headquartered in Virginia. The construction technology activities that were conducted by the Company’s wholly owned subsidiary Delta Technologies, Inc. (“Technologies”) are being phased out because the Company has elected not to pursue its patent for the insulating concrete wall forming (ICF) system known as Delta Wall.

BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2008, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.

The consolidated financial statements for the period ended June 30, 2008 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options and common stock purchase warrants. As of June 30, 2008 and 2007, there were 2,749,920 and 15,008,587 potential common shares related to convertible debt, respectively, and 6,998,000 and 7,978,000 potential common shares related to stock options, respectively.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the six and three months ended June 30, 2008 and 2007.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

2. INVESTMENTS

The Company invests in public and private securities of the United States and Latin American countries as well as long-term investments in oil and gas concessions. The fair market value of these investments at June 30, 2008 and December 31, 2007 is indicated below.

	June 30,	December 31,
	2008	2007

Public securities	$—	$322,300
Private securities	4,137,538	5,556,720
Current investments	4,137,538	5,879,020

Oil and gas concessions	—	1,130,000

	$4,137,536	$7,009,020

3. PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2008	2007

Equipment	$455,035	$455,035
Deposits on land	—	—
Leasehold improvements	7,807	7,807
	462,842	462,842
Less accumulated
depreciation	116,256	94,719

	$346,586	$368,123

Depreciation expense for the six and three months ended June 30, 2008, amounted to $21,537 and $10,329, respectively.

4. INTANGIBLE ASSETS

Intangible assets are intellectual property included in a patent application. The Company has elected not to pursue the patent application and has written-off $122,742 of the unamortized amounts effective as of the quarter ended June 30, 2008. Amortization expense was $3,575 and $1,787 for the six and three months ended June 30, 2008, respectively. Other intangible assets consisted of the following:

	June 30,	December 31,
	2008	2007
Gross Carrying Amount	$143,000	$143,000

Accumulated Amortization	143,000	16,683
Intellectual property costs	$—	$126,317

5.	INVESTMENT IN JOINT VENTURES

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

In November 2006, the Company entered into a new joint venture to develop Section 124 housing in Puerto Rico. The Company became the general partner and 35% minority owner of limited partnership, Delta TA, LP formed to manage the construction and related activities to build approximately 338 residential units under the Section 124 program. As of the quarter ended September 30, 2007, the Puerto Rico housing development activities associated with this partnership were discontinued.

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

c.
Minority interests primarily consist of outside investors ownership interest in Delta Development Partners, L.P.; Delta Development Partners II, L.P.; Delta TA, LP; Delta Developers Corp.; Delta Developers Guayanilla Corp.; Delta-Envirotech, Inc. and PT Triyudha- Envirotech.

The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the six and three months ended June 30, 2008. There are excess losses not absorbed by the minority interests due to limitations of their capital contributions. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's consolidated balance sheet represents the minority interests as of June 30, 2008 and December 31, 2007.

The following represents a schedule of minority interests as of:

	June 30,	December 31,
	2008	2007
Delta Development Partners L.P.	$83,790	$82,087
Delta Development Partners II, L.P.	37,718	36,808
Delta TA L.P.	105,480	106,902
Delta Developers Corp.	—	—
Delta Developers Guayanilla Corp.	—	—
Delta-Envirotech, Inc.	—	—
PT Triyudha - Envirotech	—	—

	$226,988	$225,797

6. NOTES PAYABLE

In April 2005, the Company issued three 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Pursuant to note modification agreements, the maturity dates of these notes were extended and in June 2006 these notes became payable on written demand by the lenders. In March 2008, the Company paid $60,000 of the principal amount of the original notes and each of the three notes was amended and restated. By amendment, the noteholders waived all of the accrued and unpaid interest on the original notes and the aggregate principal amount was reduced to $150,655. The amended and restated notes bear interest of 8% and mature in November 2008. Interest expense for the six and three months ended June 30, 2008 amounted to $(33,843) and $3,013, respectively. As of June 30, 2008 and December 31, 2007, accrued interest of $4,017 and $37,860, respectively, is included in accrued expenses on the Company's consolidated balance sheet.

In May 2006, the Company borrowed $30,000 from an investor (formerly a related party) at interest of 6% per annum with the principal and interest due on May 17, 2008. In May 2008, the note was amended extending the maturity date to August 15, 2008. The Company did not repay the note on the maturity date but the noteholder has verbally agreed not to make written demand for payment. The Company is currently negotiating amended terms with the noteholder. If the Company and the noteholder can not agree upon an amendment to the note, including an extension of the maturity date, the Company may receive a notice of default. Interest expense for the six and three months ended June 30, 2008 amounted to $900 and $450, respectively. As of June 30, 2008 and December 31, 2007 accrued interest of $3,822 and $2,922, respectively, is included in accrued expenses on the Company's consolidated balance sheet.

In August 2007, the SAHF borrowed $2,300,000 from Oxipetrol-Petroleros de Ocidente, S.A. in conjunction with its investment in oil and gas concessions. This is a non interest-bearing loan with a maturity date of July 15, 2008. During the second quarter of 2008, $580,00 of the principal amount was repaid. The principal amount of $1,720,000 is included in notes payable on the Company’s consolidate balance sheet at June 30, 2008 and December 31, 2007. The remaining principal amount of this note was repaid in July 2008.

7. CONVERTIBLE DEBT

During the year ended December 31, 2004, the Company issued convertible notes in the principal amounts of $961,400. The convertible notes had interest rates from 4% to 6% and matured at various dates between May 12, 2006 and January 16, 2007. These notes are convertible into common stock at a conversion price of $0.05 to $0.125 per share. One note, in the original principal amount of $129,160 that originally matured in May 2006 was amended during 2006 and 2007 extending the maturity date until June 2008. After partial conversion of the principal amount of this note in July 2006, and the payment of accrued interest in March 2007, the remaining principal amount and all accrued interest was converted into 1,491,886 shares of common stock in April 2008. Another note, in the principal amount of $193,740 that originally matured in May 2006 was amended during 2006 and 2007 extending the maturity date to December 1, 2007. The Company did not repay the note on the maturity date but the holder of this note has verbally agreed not to make written demand for payment. The Company is currently negotiating amended terms with the noteholder. If the Company and the noteholder can not agree upon an amendment to the note, including an extension of the maturity date, the Company may receive a notice of default. One note issued by the Company in the principal amount of $60,000, became payable upon written demand by the lender in September 2006. The balance of the convertible notes issued in 2004 was converted into 12,923,280 shares of common stock through June 30, 2008.

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

At June 30, 2008, the Company's outstanding convertible notes were convertible into 2,749,920 shares of common stock.

The following table shows the maturities by year of total face amount of the convertible debt obligations at June 30, 2008:

2008
$253,740
$253,740

For the six and three months ended June 30, 2008, the Company recorded interest expense of $5,791 and $2,199, respectively. As of June 30, 2008 and December 31, 2007, accrued interest of $38,400 and $22,931, respectively, is included in accrued expenses on the Company's consolidated balance sheet.

8. ACCRUED EXPENSES

Accrued expenses consists of the following:

	June 30,	December 31,
	2008	2007
Professional fees	$34,000	$34,703
Interest expense	49,132	80,439
Payroll expense	553,126	462,195
Payroll expense-officers	158,061	117,436
Payroll tax expense	46,264	34,742
Accrued consulting fees	144,000	144,000
Other accrued expenses	362,334	352,159
	$1,346,917	$1,225,674

9. LOANS FROM RELATED PARTIES

In March 2008, the Company borrowed $121,000, in the aggregate, from two stockholders of the Company, with interest of 6% per annum and the principal and interest due on September 6, 2008. The Company did not repay the two loans on the maturity date but both lenders verbally agreed to extend the maturity dates and further agreed not to make written demand for payment. The balance due to the stockholders is included in Notes Payable on the Company’s consolidated balance sheet at June 30, 2008. Accrued interest of $2,420 is included in accrued expenses on the Company’s consolidated balance sheet at June 30, 2008. The Company recorded interest expense of $2,420 and $1,815 for the six and three months ended June 20, 2008, respectively.

During April and May 2008, the Company borrowed $20,000, $9,550 and $16,900, respectively, from two stockholders of the Company. Each note bears interest of 6% per annum with the principal and accrued interest due on October 15, October 25, and November 14, 2008, the respective maturity dates. On June 27, 2008 the Company borrowed $19,500 from a stockholder and issued a 6% promissory note with principal and accrued interest due upon written demand by the lender. Accrued interest of $377 is included in accrued expenses on the Company’s consolidated balance sheet at June 30, 2008. The Company recorded interest expense of $377 and $377 for the six and three months ended June 20, 2008, respectively.

10. OTHER RELATED PARTY TRANSACTION

The Company's subsidiary, Delta-Envirotech, Inc. ("Envirotech") pays monthly office rent to David Razmara, the president of Envirotech and a stockholder of the Company, in the current amount of $2,000.

The rent expense for the six and three months ended June 30, 2008 amounted to $12,000 and $6,000, respectively.

11. STOCKHOLDERS' EQUITY

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issue.

a. For the six months ended June 30, 2008, the Company issued 2,300,571 shares of common stock upon the conversion of convertible notes in the principal amount of $143,600, valued at $0.05 - $0.07 per share; and 115,634 shares of common stock for payment of accrued interest in the amount of $7,048, valued at $0.05 - $0.07 per share.

b. For the six months ended June 30, 2008, the Company issued 10,550,000 shares of common stock for services valued at $238,500, valued at $0.02 - $0.07 per share.

12. DISCONTINUED OPERATIONS

As of June 30, 2008, the Company discontinued all its operations in Indonesia. The activities of PT Triyhuda-Envirotech have been classified as discontinued operations. The assets and liabilities, results of operations, and cash flows of these discontinued operations have been included with the operations of the Company in its consolidated financial statements for the six and three months ended June 30, 2008 due to the immaterial nature of the transactions.

13. BUSINESS SEGMENT INFORMATION

The Company’s reporting business segments are geographic and include North America (United States), South America, the Middle East and the Far East (Indonesia). The Company formerly operated in a fifth reporting segment, Puerto Rico. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.

The following is a summary of key financial data:

	Six Months Ended		Three months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total Revenue:
North America	$—	$—	$—	$—
South America	(2,053,011)	(967,045)	7,942	(483,522)
Indonesia	—	—	—	—
Middle East	—	—	—	—
Puerto Rico	—	—	—	—
	$(2,053,011)	$(967,045)	$7,942	$(483,522)

Loss from Operations:

North America	$(1,065,037)	$—	$(510,666)	$—
South America	(2,053,033)	(963,821)	7,942	(481,910)
Indonesia	28,250	—	37,238	—
Middle East	(69,881)	—	(31,875)	—
Puerto Rico	(14,206)	—	(13,893)	—
	$(3,173,907)	$(963,821)	$(511,524)	$(481,910)

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

At June 30, 2008, the Company had one share-based compensation plan, which is described below. During the six and three months ended June 30, 2008, the adoption of SFAS No.123(R) resulted in an aggregate pretax compensation expense recognized in net loss for stock based compensation of $393,490 and $196,745, respectively. For the six and three months ended June 30, 2008, the aggregate pretax compensation expense caused basic and diluted earnings per common share to decrease by $-0- and $-0- per share, respectively.

The Company also issues shares of its common stock to non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the six months ended June 30, 2008, the Company issued 10,550,000 shares, and recorded compensation expense of $238,500 in conjunction with the issuance of these shares.

Stock Option Plan

In December 2001, the Company's stockholders approved the 2001 Employee Stock Option Plan (the "2001 Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance. In August 2004, the Company's stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of June 30, 2008, there were 3,002,000 shares of common stock available for issuance under the 2004 Plan.

The Company was also authorized to issue shares of stock to its employees from its 2001 Plan. The Company expensed the issuance of stock awards in accordance with SFAS No. 123. Shares issued from the 2001 Plan were expensed at the time of issuance, as the stock issued had no restrictions to the employees.

The Company did not issue any stock options to its employees during the six months ended June 30, 2008.

A summary of the option activity under the 2004 Plan as of December 31, 2007 and changes during the six months ended June 30, 2008, is presented below.

Options	Shares	Weighted-Average Exercise Share Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	7,978,000	$0.11
Options granted	-	$-
Options exercised	-	$-
Options cancelled/expired	(980,000)	$0.11

Outstanding at June 30, 2008	6,998,000	$0.11	2.9	$(279,920)

Exercisable at June 30, 2008	6,998,000	$0.11	2.9	—

Stock compensation expense applicable to stock options for the six and three months ended June 30, 2008 was approximately $393,490 and $196,745, respectively. The aggregate intrinsic value of options outstanding as of June 30, 2008 and December 31, 2007 was $(279,920) and $(398,900), respectively.

At June 30, 2008, there was $1,015,780 of total unrecognized compensation cost related to share-based compensation arrangements granted under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 2.9 years.

16. COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In August 2005, Delta Technologies, Inc. entered into a consulting agreement with Richard F. Straub, Jr. ("Straub") for a period of three years, to provide ongoing technical assistance and support in the production of Technologies' insulating concrete wall forming products.

For the six and three moths ended June 30, 2008, consulting fees of $26,400 and $13,200, respectively, have been expensed and; $91,667 and $66,667, respectively, of the stock value associated with the issuance of shares to Straub is included in accrued expenses on the Company's consolidated balance sheets as of June 30, 2008 and December 31, 2007.

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

GENERAL

We were incorporated in the State of Delaware on November 17, 1999. Since 2003, our principal business activities were focused on providing environmental and construction technologies and services in the Far East, the Middle East, and the United States.

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

RESULTS OF OPERATIONS

During the six months ended June 30, 2008, we incurred a net loss of $3,130,832 primarily attributable to investment results and operating expenses related to the South American Hedge Fund. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain additional financing or that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007.

During the three months ended June 30, 2008, we incurred a net loss of approximately $508,000 compared to a net loss of approximately $482,000 for the three months ended June 30, 2007.

The increase of $24,344 in our operating loss for the three months ended June 30, 2008 over the comparable period of the prior year was primarily due to a net increase in revenue of approximately $491,000, offset by an increase in general and administrative expenses of approximately $396,000 and a loss on intellectual property of approximately $123,000. .

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007.

During the six months ended June 30, 2008, we incurred a net loss of approximately $3,131,000 compared to a net loss of approximately $964,000 for the six months ended June 30, 2007.

The increase in our operating loss for the six months ended June 30, 2008 over the comparable period of the prior year was due to an decrease of approximately $1,860,000 in invetment results combined with an increase of approximately $997,000 in general and administrative expenses.

PLAN OF OPERATION

Energy Sector

The Company’s newly acquired South American Hedge Fund subsidiary has oil and gas investments in Argentina and will continue to focus on the energy sector, including the development and supply of energy and alternative energy sources in Latin America and the United States.

In August 2007, South American Hedge Fund signed a purchase option for three interests in oil and gas concessions in Argentina. We are in the process of obtaining the necessary government and environmental operating permits for our operation of these concessions. Our primary focus will be, upon receipt of the governmental approvals relative to our investment in these concessions, to develop two wells per month.

To supplement our growth, we may also consider mergers and acquisitions, although we have no acquisitions contemplated or under discussion at this time.

In addition, we are currently evaluating newly developed alternative energy technologies for possible investment and development.

Environmental and Construction Technologies and Services

Following the acquisition of Altony and South America Hedge Fund, we have continued to pursue environmental remediation and other projects in the Middle East. These activities are conducted by our joint venture subsidiary, Delta-Envirotech, Inc. (“Envirotech”). We have operating control of Envirotech and hold a 45% percent ownership interest. Envirotech has  entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support its activities.

In March 2007, we reached a working agreement to provide equipment to manufacture insulating concrete form (ICF) products for the building industry in Saudi Arabia. Because of lengthy and unexpected delays by the potential purchaser, we are currently evaluating whether or not it is in the Company’s best interests to continue with this agreement or seek other purchasers of the equipment. Envirotech expanded its product line by securing the master distribution rights for the Middle East for a gas-imaging product used in oilfield and refining operations that has been approved for testing by ARAMCO, the Saudi government oil company. ARAMCO has scheduled field trials to test this equipment that we expect will be completed by the end of September 2008.

We have withdrawn from the Indonesia market. Our decision was based on the additional expenses we would incur to meet the new requirement of a second contract with Pertamina (the government-owned oil company), that our processing equipment be moved off the refinery property. We are currently evaluating whether to redeploy the processing equipment or sell it to a third party.

Our construction technology activities were conducted by our wholly owned subsidiary, Delta Technologies, Inc. (“Technologies”). In August 2005, Technologies acquired certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system, call Delta Wall. We have elected not to incur the additional expense required to pursue the Delta Wall patent application and are developing a strategy to exit this business segment.

LIQUIDITY

At June 30, 2008 we had a working capital surplus of $292,827, compared with a surplus of $1,361,976 at December 31, 2007. This decrease at June 30, 2008 is a result of a decrease in current investments of approximately $1,741,000.

ASSETS

At June 30, 2008, we had total assets of $4,489,994, compared to total assets of $7,563,657 at December 31, 2007. The decrease in total assets was primarily due to the decrease in total investments of approximately $2,870,000 and a decrease in intangible assets of approximately $126,000.

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

Other Matters

Accounting Pronouncements

In June 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Other Comprehensive Income. The translation gains or losses were not material for the periods ended June 30, 2008 and 2007.

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

Foreign Currency Risk – Our financial results could be affected by factors such as changes in foreign currency exchange rates or, weak economic conditions in foreign markets. Because our revenue is reported in U.S. dollars, fluctuating exchange rates of the local currency, when converted into U.S. dollars, may have an adverse impact on our revenue and income. We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk – Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Interest income is sensitive to changes in the general level of U.S. interest rates. Although we have significant short-term investments, due to the short-term nature of our investments, we believe that there is not a material risk exposure.

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

 PART II–OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

On September 16, 2008, the Company was notified of a complaint filed with the Pennsylvania Department of Labor & Industry by its former President and CEO alleging non-payment of wages in the amount of $53,271. The Company also received notice of a similar complaint filed by a former employee alleging non-payment of wages in the amount of $17,782.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
April 9, 2008	924,320 shares of common stock, issued upon conversion of principal and accrued interest of a promissory note in the principal amount of $43,600.	Private investor.	NA	$46,216/NA
April 16, 2008	550,000 shares of common stock.	Consultant.	NA	$38,500/NA
April 23, 2008	1,491,885 shares of common stock, issued upon conversion of principal and accrued interest of a promissory note in the principal amount of $100,000.	Private investor.	NA	$104,432/NA

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

4.5g	Amendment dated as of April 21, 2008 to 4% convertible promissory note in the principal amount of $100,000.

10.41	6% promissory note issued June 27, 2008 by Delta Mutual, Inc. to Security Systems International, Inc. in the principal amount of $19,500.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

BY:	/s/ Malcolm W. Sherman
Malcolm W. Sherman
Executive Vice President (Principal Executive Officer)

Dated: September 17, 2008

EXHIBIT INDEX

4.5g	Amendment dated as of April 21, 2008 to 4% convertible promissory note in the principal amount of $100,000, filed herewith.

10.41	6% promissory note issued June 27, 2008 by Delta Mutual, Inc. to Security Systems International, Inc. in the principal amount of $19,500, filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.