Form 10-Q
period 2008-09-30
DELTA MUTUAL INC
filed 2008-11-18
CIK 1112985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
______________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission File Number 000-30563

DELTA MUTUAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	14-1818394

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 North Branch Street, Sellersville, PA	18960
(Address of Principal Executive Offices)	(Zip Code)

(215) 258-2800

(Registrant’s Telephone Number, Including Area Code)

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 221,849,158 as of November 14, 2008.

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

The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$706,082	$-
Investments	1,720,235	5,879,020
Total Current Assets	2,426,317	5,879,020

Property and equipment - net	208,194	-
Investments	-	1,130,000
Other assets	650	-

TOTAL ASSETS	$2,635,161	$7,009,020

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$147,978	$239,552
Accrued expenses	1,287,461	-
Convertible debt	253,740	-
Notes payable	400,518	-
Total current liabilities	2,089,697	239,552

Long Term Liabilities
Concessions	-	2,300,000

TOTAL LIABILITIES	2,089,697	2,539,552

Minority interest in consolidated subsidiaries	226,528	-

Stockholders' Equity:
Common stock $0.0001 par value - authorized 250,000,000 shares; 221,849,158 and 130,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007 respectively	22,185	13,000
Additional paid-in-capital	12,932,853	2,587,000
Retained earnings (deficit)	(12,636,102)	1,869,468
Total Stockholders' Equity	318,936	4,469,468

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,635,161	$7,009,020

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Investment results	$(2,051,672)	$(313,859)	$1,339	$653,186
Operating income	22,008	-	22,008	-
Revenue	(2,029,664)	(313,859)	23,347	653,186

General and administrative expenses	1,153,228	-	155,096	(399)
Impairment of fixed asset	138,127	-	138,127	-
Loss on intellectual property	122,742	-	-	-
Valuation results	22	(4,263)	-	(640)
	1,414,119	(4,263)	293,223	(1,039)

Loss from operations	(3,443,783)	(309,596)	(291,884)	654,225

Interest expense	15,935	-	(8,325)	-

Loss before minority interest	(3,427,848)	(309,596)	(300,209)	654,225

Minority interest share of (income) loss of consolidated subsidiaries	5,131	-	(13,684)	-

Loss before benefit from income taxes	(3,422,717)	(309,596)	(313,893)	654,225

Benefit from income taxes	-	-	-	-

Net income (loss)	$(3,422,717)	$(309,596)	$(313,893)	$654,225

Loss per common share- basic and diluted	$(0.02)	$(0.00)	$(0.00)	$0.01

Weighted average number of common shares outstanding- basic and diluted	220,693,757	130,000,000	221,849,158	130,000,000

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Number of
	Common	Common	Paid in	Retained
	Shares	Stock	Capital	Earnings	Total

Balance, January 1, 2007	130,000,000	$13,000	$2,587,000	$1,527,912	$4,127,912

Net income	-	-	-	341,556	341,556

Balance, December 31, 2007	130,000,000	$13,000	$2,587,000	$1,869,468	$4,469,468

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Number of
	Common	Common	Paid in	Retained
	Shares	Stock	Capital	Earnings (Deficit)	Total

Balance, January 1, 2008	130,000,000	$13,000	$2,587,000	$1,869,468	$4,469,468

Effect of reverse acquisition	78,882,953	7,888	9,366,766	(11,082,853)	(1,708,199)

Issuance of common stock for services (valued at $0.02 per share)	10,550,000	1,055	237,445	-	238,500

Issuance of common stock for debt (valued at $0.02 per share)	2,300,571	230	143,370	-	143,600

Issuance of common stock for interest (valued at $0.02 per share)	115,634	12	7,036	-	7,048

Contribution from stockholder	-	-	1,000	-	1,000

Stock based compensation expense	-	-	590,236	-	590,236

Net (loss)	-	-	-	(3,422,717)	(3,422,717)

Balance, September 30, 2008	221,849,158	$22,185	$12,932,853	$(12,636,102)	$318,936

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(3,422,717)	$(309,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,377	-
Non-cash compensation	245,548	-
Impairment of fixed asset	138,127
Loss on intellectual property	122,742
Compensatory element of option issuance	590,236	-
Minority interest in income (losses) of
consolidated subsidiaries	(5,131)	-
Changes in operating assets
and liabilities	(200,243)	-
Net cash used in operating activities	(2,506,061)	(309,596)

Cash flows from investing activities:
Decrease in investments	2,988,785	309,596
Cash received upon acquisition	57,633	-
Net cash provided by investing activities	3,046,418	309,596

Cash flows from financing activities:
Proceeds from loans	219,863	-
Repayment of loan	(60,000)	-
Proceeds from minority interest	5,862	-

Net cash provided by financing activities	165,725	-

Net increase in cash	706,082	-
Cash - Beginning of period	-	-
Cash - End of period	$706,082	$-

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Supplementary information:
Changes in operating assets and liabilities consists of:
(Increase) decrease in prepaid expenses	$1,914	$-
Increase in accounts payable and accrued expenses	(202,157)	-
	$(200,243)	$-
Non-cash financing activities:

Issuance of common stock for debt	$143,600	$-

Issuance of common stock in lieu of payment of accrued expenses	$7,048	$-

Issuance of common stock for services	$238,500	$-

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007

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

The principal business activity of Altony is the ownership and management of its SAHF subsidiary. SAHF has initially focused on oil and gas investments in Argentina and intends to continue its focus on the energy sector, including the development and supply of energy and alternate energy sources in Latin America and North America.

In August 2007, SAHF signed a purchase option for a partial interest in oil and gas concessions in Argentina. SAHF is in the process of obtaining the necessary government and environmental permits to operate these concessions. In the third quarter of 2008, SAHF agreed to exchange certain development rights it held in these concessions for ownership interests in the oil and gas production from these concession ranging from nine to 23.5 percent.

The Company intends to continue its environmental technology and other activities in the Middle East that are conducted by its joint venture subsidiary Delta-Envirotech, Inc. (“Envirotech”), headquartered in Virginia. The construction technology activities that were conducted by the Company’s wholly owned subsidiary Delta Technologies, Inc. (“Technologies”) are being phased out because the Company has elected not to pursue its patent for the insulating concrete wall forming (ICF) system known as Delta Wall.

BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2008, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.

The consolidated financial statements for the period ended September 30, 2008 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options and common stock purchase warrants. As of September 30, 2008, there were 2,749,920 potential common shares related to convertible debt and 3,500,000 potential common shares related to stock options.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the nine and three months ended September 30, 2008 and 2007.

INTANGIBLES

SFAS No. 142, "Goodwill and Other Intangible Assets," specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets deemed to have indefinite useful lives are not amortized but are subject to, at a minimum, an annual impairment test. If the carrying value of goodwill or intangible assets exceeds its fair market value, an impairment loss would be recorded.

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

2. INVESTMENTS

The Company invests in public and private securities of the United States and Latin American countries as well as long-term investments in oil and gas concessions. The fair market value of these investments at September 30, 2008 and December 31, 2007 is indicated below.

	September 30,	December 31,
	2008	2007

Public securities	$—	$322,300
Private securities	—	5,556,720
Current investments	—	5,879,020

Oil and gas concessions	1,720,235	1,130,000

	$1,720,235	$7,009,020

3. PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2008	2007

Equipment	$316,908	$—
Leasehold improvements	7,807	—
	324,715	—
Less accumulated depreciation	116,256	—

	$208,194	$—

During the quarter ended September 30, 2008, the Company wrote off $138,127 of the value of its equipment that was used in its Indonesian operations. Depreciation expense for the nine and three months ended September 30, 2008, amounted to $21,802 and $265, respectively.

4. INTANGIBLE ASSETS

Intangible assets consisted of intellectual property included in a patent application. The Company elected not to pursue the patent application and wrote-off $122,742 of the unamortized amounts during the quarter ended June 30, 2008. Amortization expense was $3,575 and $-0- for the nine and three months ended September 30, 2008, respectively. Other intangible assets consisted of the following:

	September 30,	December 31,
	2008	2007

Gross Carrying Amount	$143,000	$—

Accumulated Amortization	143,000	—
Intellectual property costs	$—	$—

5.	INVESTMENT IN JOINT VENTURES

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

The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the nine and three months ended September 30, 2008. There are excess losses not absorbed by the minority interests due to limitations of their capital contributions. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's consolidated balance sheet represents the minority interests as of September 30, 2008 and December 31, 2007.

The following represents a schedule of minority interests as of:

	September 30,	December 31,
	2008	2007
Delta Development Partners L.P.	$83,790	$—
Delta Development Partners II, L.P.	37,718	—
Delta TA L.P.	105,020	—
Delta Developers Corp.	—	—
Delta Developers Guayanilla Corp.	—	—
Delta-Envirotech, Inc.	—	—
PT Triyudha - Envirotech	—	—
	$226,528	$—

6. NOTES PAYABLE

In April 2005, the Company issued three 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Pursuant to note modification agreements, the maturity dates of these notes were extended and in June 2006 these notes became payable on written demand by the lenders. In March 2008, the Company paid $60,000 of the principal amount of the original notes and each of the three notes was amended and restated. By amendment, the noteholders waived all of the accrued and unpaid interest on the original notes and the aggregate principal amount was reduced to $150,655. The amended and restated notes bear interest of 8% and matured on November 6, 2008. The Company did not repay the notes on the maturity date. The Company is currently negotiating amended terms with the noteholders. If the Company and the noteholders can not agree upon an amendment to the note, including an extension of the maturity date, the Company may receive a notice of default. Interest expense for the nine and three months ended September 30, 2008 amounted to $(30,830) and $3,913, respectively. As of September 30, 2008, accrued interest of $7,031 is included in accrued expenses on the Company's consolidated balance sheet.

In May 2006, the Company borrowed $30,000 from an investor (formerly a related party) at interest of 6% per annum with the principal and interest due on May 17, 2008. In May 2008, the note was amended extending the maturity date to August 15, 2008. The Company did not repay the note on the maturity date but the noteholder has verbally agreed not to make written demand for payment. The Company is currently negotiating amended terms with the noteholder. If the Company and the noteholder can not agree upon an amendment to the note, including an extension of the maturity date, the Company may receive a notice of default. Interest expense for the nine and three months ended September 30, 2008 amounted to $1,350 and $450, respectively. As of September 30, 2008 accrued interest of $4,272 is included in accrued expenses on the Company's consolidated balance sheet.

In August 2007, the SAHF borrowed $2,300,000 from Oxipetrol-Petroleros de Ocidente, S.A. in conjunction with its investment in oil and gas concessions. This non interest-bearing loan had a maturity date of July 15, 2008. During the second quarter of 2008, $580,000 of the principal amount was repaid. The remaining principal amount of this note was repaid in July 2008.The principal amount of $-0- and $2,300,000, respectively, is included in long term liabilities on the Company’s consolidated balance sheet at September 30, 2008 and December 31, 2007.

7. CONVERTIBLE DEBT

During the year ended December 31, 2004, the Company issued convertible notes in the principal amounts of $961,400. The convertible notes had interest rates from 4% to 6% and matured at various dates between May 12, 2006 and January 16, 2007. These notes are convertible into common stock at a conversion price of $0.05 to $0.125 per share. One note, in the original principal amount of $129,160 that originally matured in May 2006 was amended during 2006 and 2007 extending the maturity date until June 2008. After partial conversion of the principal amount of this note in July 2006, and the payment of accrued interest in March 2007, the remaining principal amount and all accrued interest was converted into 1,491,886 shares of common stock in April 2008. Another note, in the principal amount of $193,740 that originally matured in May 2006 was amended during 2006 and 2007 extending the maturity date to December 1, 2007. The Company did not repay the note on the maturity date but the holder of this note has verbally agreed not to make written demand for payment. The Company is currently negotiating amended terms with the noteholder. If the Company and the noteholder can not agree upon an amendment to the note, including an extension of the maturity date, the Company may receive a notice of default. One note issued by the Company in the principal amount of $60,000, became payable upon written demand by the lender in September 2006. The balance of the convertible notes issued in 2004 was converted into 12,923,280 shares of common stock through September 30, 2008.

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

During the first quarter of 2007, the Company issued a convertible note to a related party in the principal amount of $17,000, and a convertible note to an investor in the principal amount of $266,000. Both notes had interest of 6% per annum and were convertible into common stock at a conversion price of $0.05 per share, the fair value at the date of issuance. Both notes matured in April 2008. In conjunction with the issuance of these two notes, the Company reclassified $266,000 recorded as deferred stock purchase, on its consolidated balance sheet as of December 31, 2006, to convertible notes at March 31, 2007. On October 30, 2007, the holder of the $266,000 note converted the principal amount of the note into 5,320,000 shares of common stock and waived all accrued interest. In April 2008, the Company issued 340,000 shares of common stock in payment of the principal amount of the $17,000 note and issued 20,400 shares of common stock in payment of the accrued interest of $1,020.

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

At September 30, 2008, the Company's outstanding convertible notes were convertible into 2,749,920 shares of common stock.

The following table shows the maturities by year of total face amount of the convertible debt obligations at September 30, 2008:

2008	$253,740
$253,740

For the nine and three months ended September 30, 2008, the Company recorded interest expense of $7,728 and $1,937, respectively. As of September 30, 2008, accrued interest of $40,337 is included in accrued expenses on the Company's consolidated balance sheet.

8. ACCRUED EXPENSES

Accrued expenses consists of the following:

	September 30, 2008	December 31, 2007
Professional fees	$12,500	$—
Interest expense	57,445	—
Payroll expense	614,507	—
Payroll expense-officers	38,068	—
Payroll tax expense	41,464	—
Accrued consulting fees	144,000	—
Other accrued expenses	379,467	—
	$1,287,461	$—

During the nine months ended September 30, 2008, pursuant to a written agreement with the former president of the Company, $117,436 of his accrued payroll expense was eliminated.

9. LOANS FROM RELATED PARTIES

In March 2008, the Company borrowed $121,000, in the aggregate, from two stockholders of the Company, with interest of 6% per annum and the principal and interest due on September 6, 2008. These two notes have been amended extending the maturity dates to November 30, and December 15, 2008, respectively. The balance due to the stockholders is included in Notes Payable on the Company’s consolidated balance sheet at September 30, 2008. Accrued interest of $4,235 is included in accrued expenses on the Company’s consolidated balance sheet at September 30, 2008. The Company recorded interest expense of $4,235 and $1,815 for the nine and three months ended September 20, 2008, respectively.

During the second quarter of 2008, the Company borrowed $20,000, $9,550 and $16,900, respectively, from two stockholders of the Company. Each note bears interest of 6% per annum with the principal and accrued interest due on October 15 through November 14, 2008, the respective maturity dates. These notes have been amended, extending the respective maturity dates to November 30 through December 15, 2008. On June 27, 2008 the Company borrowed $19,500 from a stockholder and issued a 6% promissory note with principal and accrued interest due upon written demand by the lender. The June 27th note was replaced by a note with identical terms, in the principal amount of $22,413 on July 7, 2008. Accrued interest of $1,505 is included in accrued expenses on the Company’s consolidated balance sheet at September 30, 2008. The Company recorded interest expense of $1,505 and $1,033 for the nine and three months ended September 30, 2008, respectively.

During the third quarter of 2008, the Company borrowed $32,913 from stockholders pursuant to two 6% promissory notes with principal and accrued interest due upon written demand by the lenders. Accrued interest of $75 is included in accrued expenses on the Company’s consolidated balance sheet at September 30, 2008. The Company recorded interest expense of $75 for the nine and three months ended September 30, 2008, respectively.

10. OTHER RELATED PARTY TRANSACTION

The Company's subsidiary, Delta-Envirotech, Inc. ("Envirotech") pays monthly office rent to David Razmara, the president of Envirotech and a stockholder of the Company, in the current amount of $2,000. The rent expense for the nine and three months ended September 30, 2008 amounted to $18,000 and $6,000, respectively.

11. STOCKHOLDERS' EQUITY

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issue.

a. For the nine months ended September 30, 2008, the Company issued 2,300,571 shares of common stock upon the conversion of convertible notes in the principal amount of $143,600, valued at $0.05 - $0.07 per share; and 115,634 shares of common stock for payment of accrued interest in the amount of $7,048, valued at $0.05 - $0.07 per share.

b. For the nine months ended September 30, 2008, the Company issued 10,550,000 shares of common stock for services valued at $238,500, valued at $0.02 - $0.07 per share.

12. DISCONTINUED OPERATIONS

During the quarter ended June 30, 2008, the Company discontinued all its operations in Indonesia and the activities of PT Triyhuda-Envirotech have been classified as discontinued operations. The assets and liabilities, results of operations, and cash flows of these discontinued operations have been included with the operations of the Company in its consolidated financial statements for the nine and three months ended September 30, 2008 due to the immaterial nature of the transactions.

13. BUSINESS SEGMENT INFORMATION

The Company’s reporting business segments are geographic and include North America (United States), South America, the Middle East and the Far East (Indonesia). The Company discontinued its Indonesian operations as of June 30, 2008. The Company formerly operated in a fifth reporting segment, Puerto Rico. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.

The following is a summary of key financial data:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Total Revenue:
North America	$—	$—	$—	$—
South America	(2,051,672)	(313,859)	1,339	653,186
Indonesia	—	—	—	—
Middle East	22,008	—	22,008	—
Puerto Rico	—	—	—	—
	$(2,029,664)	$(313,859)	$23,347	$653,186

Loss from Operations:

North America	$(1,161,245)	$—	$(217,131)	$—
South America	(2,053,033)	(309,596)	(283)	654,225
Indonesia	28,250	—	—	—
Middle East	(238,960)	—	(69,881)	—
Puerto Rico	(18,795)	—	(4,589)	—
	$(3,443,783)	$(309,596)	$(291,884)	$654,225

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

At September 30, 2008, the Company had one share-based compensation plan, which is described below. During the nine and three months ended September 30, 2008, the adoption of SFAS No.123(R) resulted in an aggregate pretax compensation expense recognized in net loss for stock based compensation of $590,235 and $196,745, respectively. For the nine and three months ended September 30, 2008, the aggregate pretax compensation expense caused basic and diluted earnings per common share to decrease by $-0- and $-0- per share, respectively.

The Company also issues shares of its common stock to non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the nine months ended September 30, 2008, the Company issued 10,550,000 shares, and recorded compensation expense of $238,500 in conjunction with the issuance of these shares.

Stock Option Plan

In December 2001, the Company's stockholders approved the 2001 Employee Stock Option Plan (the "2001 Plan"), pursuant to which 2,000,000 shares of common stock were reserved for issuance. In August 2004, the Company's stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of September 30, 2008, there were 6,500,000 shares of common stock available for issuance under the 2004 Plan.

The Company was also authorized to issue shares of stock to its employees from its 2001 Plan. The Company expensed the issuance of stock awards in accordance with SFAS No. 123. Shares issued from the 2001 Plan were expensed at the time of issuance, as the stock issued had no restrictions to the employees.

The Company did not issue any stock options to its employees during the nine months ended September 30, 2008.

A summary of the option activity under the 2004 Plan as of December 31, 2007 and changes during the nine months ended September 30, 2008, is presented below.

Options	Shares	Weighted-Average Exercise Share Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	7,978,000	$0.11
Options granted	-	$-
Options exercised	-	$-
Options cancelled/expired	(4,478,000)	$0.11

Outstanding at September 30, 2008	3,500,000	$0.11	2.6	$(140,000)

Exercisable at September 30, 2008	3,500,000	$0.11	2.6	—

Stock compensation expense applicable to stock options for the nine and three months ended September 30, 2008 was approximately $590,236 and $196,745, respectively. The aggregate intrinsic value of options outstanding as of September 30, 2008 and December 31, 2007 was $(140,000) and $(718,020), respectively.

At September 30, 2008, there was $819,035 of total unrecognized compensation cost related to share-based compensation arrangements granted under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 2.6 years.

16. COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In August 2005, Delta Technologies, Inc. entered into a consulting agreement with Richard F. Straub, Jr. ("Straub") for a period of three years, to provide ongoing technical assistance and support in the production of Technologies' insulating concrete wall forming products.

For the nine and three moths ended September 30, 2008, consulting fees of $35,200 and $8,800, respectively, have been expensed and $100,000 of the stock value associated with the issuance of shares to Straub is included in accrued expenses on the Company's consolidated balance sheet as of September 30, 2008.

17. SUBSEQUENT EVENTS

a. In October and November 2008, the Company borrowed $38,500 from two stockholders of the Company pursuant to 6% promissory notes payable upon written demand by the lenders.

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

The principal business of Altony is the ownership and management of South American Hedge Fund, a hedge fund that maintains its business office in Uruguay and invests in public and private securities of the United States and Latin American countries. South American Hedge Fund also plans to proceed with investments in oil and gas concessions in Argentina and intends to focus its investments in the energy sector, including development of energy producing investments and alternative energy production in Latin America, the United States and Canada.

RESULTS OF OPERATIONS

During the nine months ended September 30, 2008, we incurred a net loss of $3,422,717 primarily attributable to investment results of the South American Hedge Fund and general and administrative expenses. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain additional financing or that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007.

During the nine months ended September 30, 2008, we incurred a net loss of approximately $3,423,000 compared to a net loss of approximately $310,000 for the nine months ended September 30, 2007.

The increase in our operating loss for the nine months ended September 30, 2008 over the comparable period of the prior year was due to an decrease of approximately $1,738,000 in investment results, combined with an increase of approximately $1,153,00 in general and administrative expenses and approximately $260,000 in charges against assets.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007.

During the three months ended September 30, 2008, we incurred a net loss of approximately $314,000 compared to net income of approximately $654,000 for the three months ended September 30, 2007.

The increase of $946,109 in our loss from operations for the three months ended September 30, 2008 over the comparable period of the prior year was primarily due to a decrease in revenue of approximately $630,000, an increase in general and administrative expenses of approximately $155,000 and an impairment loss on fixed assets of approximately $138,000.

PLAN OF OPERATION

Energy Sector

The Company’s newly-acquired South American Hedge Fund subsidiary has oil and gas investments in Argentina and will continue to focus on the energy sector, including the development and supply of energy and alternative energy sources in Latin America, the United States and Canada.

In August 2007, South American Hedge Fund signed a purchase option for four interests in oil and gas concessions in Argentina. We then started the process of obtaining the necessary government and environmental operating permits for our operation of these concessions. Our primary focus was, upon receipt of the governmental approvals relative to our investment in these concessions, to develop two wells per month.

During the third quarter, South American Hedge Fund finalized agreements with JHP International Petroleum Engineering, Ltd. (“JHP Petroleum”) and Maxipetrol Petroleros de Occidental, SA in which, in exchange for certain development rights, South American Hedge Fund acquired a 23.5% ownership interest in two oil and gas concessions known as the Jollin Concession and the Tonono Concession, located in Northern Argentina. These concessions are now producing oil in commercially accepted amounts. Based on first month test production, the wells located on these concessions are expected to produce between 3,700 and 4,600 barrel per month. One producing well in the Jollin Concession also contains natural gas. A test re-entry well at this location is expected to be completed in the fourth quarter of 2008. Natural gas production from this source is expected to reach between 530,00 and 600,000 cubic feet per day. South American Hedge Fund anticipates finalizing an agreement in December 2008 to construct a 37-kilometer gas pipeline from the Jollin Concession to a nearby refinery. It is estimated that the pipeline construction will require a minimum of 45 days before delivery of the natural gas will occur.

Also during the third quarter, South American Hedge Fund agreed to acquire a nine percent interest in concessions known as Tartagal Oriental and Morillo also located in the Salta Province of Northern Argentina, from JHP Petroleum and Oxipetrol-Petroleros de Occident, SA in exchange for the development rights to the Tartagal and Morillo concession held by it. This joint exploration and development venture has applied for government approval of its license to the concession rights for the next 25 years. Additionally, the application for the government operating permits for the Jollin and Tonono concessions have been amended to seek a ten-year renewal period beyond the initial 20-year operating period.

To supplement our growth, we may also consider mergers and acquisitions, although we have no acquisitions contemplated or under discussion at this time.

In addition, we are currently evaluating newly developed alternative energy technologies for possible investment and development.

Environmental and Construction Technologies and Services

Following the acquisition of Altony and South America Hedge Fund, we have continued to pursue environmental and other projects in the Middle East. These activities are conducted by our joint venture subsidiary, Delta-Envirotech, Inc. (“Envirotech”). We have operating control of Envirotech and hold a 45% percent ownership interest. Envirotech has entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support its activities.

In 2007, we reached a working agreement to provide equipment to manufacture insulating concrete form (ICF) products for the building industry in Saudi Arabia. Because of lengthy and unexpected delays by the potential purchaser, we are evaluating whether or not to continue with this agreement or seek other purchasers of the equipment. Envirotech expanded its product line by securing the master distribution rights for the Middle East for a gas-imaging product used in oilfield and refining operations that has been approved for testing by ARAMCO, the Saudi government oil company. ARAMCO completed the field trials to test this equipment in during the third quarter.

During 2007, Envirotech, as a distributor, introduced an organic supplement designed to increase crop yield to a major Saudi Arabian farming operation, which completed the purchase of an initial order for filed trials during the third quarter. Envirotech received commission revenue of $22,000 associated with this purchase.

We have withdrawn from the Indonesia market. Our decision was based on the additional expenses we would incur to meet the new requirement of Pertamina (the government-owned oil company), that our processing equipment be moved off the refinery property. We are currently evaluating whether to redeploy the processing equipment or sell it to a third party.

Our construction technology activities were conducted by our wholly owned subsidiary, Delta Technologies, Inc. (“Technologies”). In August 2005, Technologies acquired certain intellectual property and filed a patent application for a new insulating concrete wall forming (ICF) system, called Delta Wall. During the second quarter of 2008, we elected not to incur the additional expense required to pursue the Delta Wall patent application and are developing a strategy to exit this business segment.

LIQUIDITY

At September 30, 2008 we had a working capital surplus of $336,620, compared with a surplus of $5,639,468 at December 31, 2007. This decrease at September 30, 2008 is a result of a decrease in current investments of approximately $3,453,000 and an increase in current liabilities of approximately $1,850,000.

ASSETS

At September 30, 2008, we had total assets of $2,635,161, compared to total assets of $7,009,020 at December 31, 2007. The decrease in total assets was primarily due to the decrease in current assets of approximately $3,453,000 and a decrease in investments of $1,130,000.

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

Other Matters

Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernment entities that are presented in conformity with generally accepted accounting principles (GAAP)in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No.162 on its financial statements.

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Other Comprehensive Income. The translation gains or losses were not material for the periods ended September 30, 2008 and 2007.

GOODWILL AND OTHER INTANGIBLES

SFAS No. 142, "Goodwill and Other Intangible Assets,” specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indications are identified.

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

Commodity Price Risk - With operations in the energy sector, our results will be dependent on the pricing of energy commodities.

ITEM 4T. CONTROLS AND PROCEEDURES

a. Disclosure controls and procedures.
As of the end of the Company's most recently completed fiscal quarter (the fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Principal Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

b. Changes in internal controls over financial reporting.
There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

On September 16, 2008, the Company was notified of a complaint filed with the Pennsylvania Department of Labor & Industry by its former President and CEO alleging non-payment of wages in the amount of $53,271. The Company also received notice of a similar complaint filed by a former employee alleging non-payment of wages in the amount of $17,782. In October 2008, the Company entered into repayment agreements with both of the former employees.

ITEM 1A.  RISK FACTORS.

There are material changes in the risk factors previously disclosed in our 10-KSB for the year ended December 31, 2007, which additional risk factors are relevant to and should be considered in connection with an evaluation of our energy and alternative energy businesses related to the acquisition of the South American Hedge Fund. These additional risks are as follows.

Governmental actions and political instability in Argentina may affect our results of operations.

We operate oil and gas producing properties in Argentina, which is current experiencing economic, currency and political instability. Our investments in the energy sector in Argentina subject us to the risks of disruptions or delays in shipments and currency risks. As a result, we would face risks of:

Ø
changes in laws and regulations, import, export and use of products, environmental protection, climate change and energy security, all of which may increase costs or reduce the demand for our products;

Ø	currency fluctuations;

Ø	changes in tariffs and taxes;

Ø	political and economic instability;

Ø	expropriation of our assets and properties; and

Ø	refusal to extend or grant, or delay in the extension or grant of, energy production or development contracts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Prior to his resignation as President and CEO in July 2008, Peter Russo waived all of his accrued salary for the period prior to July 2004 in exchange for a cash payment from a stockholder.

In March 2008, the Company issued three 8% term notes to private investors in the aggregate principal amount of $150,655, with the principal and interest due at maturity on November 6, 2008. The Company did not repay the notes on the maturity date and the lenders have not provided the Company with any written notice of default. We are currently negotiating an extension of the maturity date with the lenders. If the Company and the lenders do not agree on a mutually acceptable extension of the maturity date, then the Company may receive a notice of default from the lenders.

ITEM 6. EXHIBITS.

10.37a	Amendment dated as of September 2, 2008 to 6% Promissory Note in the principal amount of $21,000.

10.37b	Amendment dated as of September 18, 2008 to 6% Promissory Note in the principal amount of $100,000.

10.38a	Amendment dated as of October 8, 2008 to 6% Promissory Note in the principal amount of $20,000.

10.39a	Amendment dated as of October 10, 2008 to 6% Promissory Note in the principal amount of $9,550.

10.40a	Amendment dated as of November 4, 2008 to 6% Promissory Note in the principal amount of $16,900.

10.42	6% Promissory Note dated as of July 7, 2008 by Delta Mutual, Inc. to Security Systems International, Inc. in the principal amount of $22,413.

10.43	6% Promissory Note dated as of September 18, 2008 by Delta Mutual, Inc. to Egani, Inc. in the principal amount of $13,350.

10.44	6% Promissory Note dated as of September 19, 2008 by Delta Mutual, Inc. to Security Systems International, Inc. in the principal amount of $16,650.

10.45	6% Promissory Note dated as of October 3, 2008 by Delta Mutual, Inc. to Santiago Peralta in the principal amount of $10,000.

10.46	6% Promissory Note dated as of October 22, 2008 by Delta Mutual, Inc. to Security Systems International, Inc. in the principal amount of $28,500.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

BY:	/s/ Malcolm W. Sherman
Malcolm W. Sherman
Executive Vice President and
Principal Executive Officer

Dated: November 18, 2008

EXHIBIT INDEX

10.37a	Amendment dated as of September 2, 2008 to 6% Promissory Note in the principal amount of $21,000, filed herewith.

10.37b	Amendment dated as of September 18, 2008 to 6% Promissory Note in the principal amount of $100,000, filed herewith.

10.38a	Amendment dated as of October 8, 2008 to 6% Promissory Note in the principal amount of $20,000, filed herewith.

10.39a	Amendment dated as of October 10, 2008 to 6% Promissory Note in the principal amount of $9,550, filed herewith.

10.40a	Amendment dated as of November 4, 2008 to 6% Promissory Note in the principal amount of $16,900, filed herewith.

10.42	6% Promissory Note dated as of July 7, 2008 by Delta Mutual, Inc. to Security Systems International, Inc. in the principal amount of $22,413, filed herewith.

10.43	6% Promissory Note dated as of September 18, 2008 by Delta Mutual, Inc. to Egani, Inc. in the principal amount of $13,350, filed herewith.

10.44	6% Promissory Note dated as of September 19, 2008 by Delta Mutual, Inc. to Security Systems International, Inc. in the principal amount of $16,650, filed herewith.

10.45	6% Promissory Note dated as of October 3, 2008 by Delta Mutual, Inc. to Santiago Peralta in the principal amount of $10,000, filed herewith.

10.46	6% Promissory Note dated as of October 22, 2008 by Delta Mutual, Inc. to Security Systems International, Inc. in the principal amount of $28,500, filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.