Form 10-Q/A
period 2008-03-31
DELTA MUTUAL INC
filed 2008-12-12
CIK 1112985

FORM 10-Q/A

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

AS PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES AND EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 (THE ”MARCH 31, 2008 FORM 10-Q”). THIS AMENDMENT NO. 1 AMENDS THE FINANCIAL STATEMENTS AND THE INFORMATION UNDER THE CAPTION “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” THE COMPANY’S REVERSE ACQUISITION WITH ALTONY S.A. BECAME EFECTIVE ON MARCH 4. 2008, AND OUR FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 FILED IN THE MARCH 31, 2008 FORM 10-Q ARE RESTATED IN THIS AMENDMENT NO. 1 TO REFLECT MARCH 4, 2008 AS THE EFFECTIVE DATE OF THE REVERSE ACQUISITION. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE MARCH 31, 2008 FORM 10-Q AS OF JULY 3, 2008, THE DATE ON WHICH THE MARCH 31, 2008 FORM 10-Q WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE AND, IN THE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, ADDITIONAL DISCLOSURES AS TO AN EXCHANGE OF DEVELOPMENT RIGHTS RELATING TO THE COMPANY’S OIL AND GAS CONCESSIONS.

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

The results of operations for the three months ended March 31, 2008and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash	$12,697	$-
Investments	2,409,596	5,879,020
Prepaid expenses	1,914	-
Total Current Assets	2,424,207	5,879,020

Property and equipment - net	356,915	-
Intangible asset	124,529	-
Investments in oil and gas concessions	2,300,000	1,130,000
Other assets	650	-

TOTAL ASSETS	$5,206,301	$7,009,020

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$163,184	$239,552
Accrued expenses	1,283,682	-
Convertible debt	397,340	-
Notes payable	2,601,655	2,300,000
Total Current Liabilities	4,445,861	2,539,552

Minority interest in consolidated subsidiaries	225,576	-

Stockholders' Equity:
Common stock $0.0001 par value - authorized 250,000,000 shares; 218,882,953 and 130,000,000 outstanding, respectively	21,888	13,000
Additional paid-in-capital	2,982,745	2,587,000
Retained earnings (deficit)	(2,469,768)	1,869,468
Total Stockholders' Equity	534,865	4,469,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,206,301	$7,009,020

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Investment results	$(2,060,953)	$(483,523)

General and administrative expenses	601,678	(1,612)
Valuation results	22	-
	601,700	(1,612)

Loss from operations	(2,662,653)	(481,911)

Interest expense	32,209	-

Loss before minority interest	(2,630,444)	(481,911)

Minority interest share of (income) loss of consolidated subsidiaries	7,295	-

Loss before benefit from income taxes	(2,623,149)	(481,911)

Benefit from income taxes	-	-

Net loss	$(2,623,149)	$(481,911)

Loss per common share- basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding- basic and diluted	157,652,474	130,000,000

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Number of
	Common	Common	Paid in
	Shares	Stock	Capital	Retained Earnings	Total

Balance, January 1, 2007	130,000,000	$13,000	$2,587,000	$1,527,912	$4,127,912

Net income	-	-	-	341,556	341,556

Balance, December 31, 2007	130,000,000	$13,000	$2,587,000	$1,869,468	$4,469,468

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Number of
	Common	Common	Paid in	Retained Earnings
	Shares	Stock	Capital	(Deficit)	Total

Balance, January 1, 2008	130,000,000	$13,000	$2,587,000	$1,869,468	$4,469,468

Effect of reverse acquisition	78,882,953	7,888	-	(1,716,087)	(1,708,199)

Issuance of common stock for services (valued at $0.02 per share)	10,000,000	1,000	199,000		200,000

Stock based compensation expense	-	-	196,745	-	196,745

Net (loss)	-	-	-	(2,623,149)	(2,623,149)

Balance, March 31, 2008	218,882,953	$21,888	$2,982,745	$(2,469,768)	$534,865

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(2,623,149)	$(481,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,996	-
Non-cash compensation	200,000	-
Compensatory element of option issuance	196,745	-
Minority interest in income (losses) of consolidated subsidiaries	(7,295)	-
Changes in operating assets and liabilities	(191,730)	-
Net cash used in operating activities	(2,412,433)	(481,911)

Cash flows from investing activities:
Decrease in investments	2,299,424
Net cash provided by investing activities	2,299,424	-

Cash flows from financing activities:
Proceeds from loans	121,000	-
Repayment of loan	(60,000)	-
Proceeds from minority interest	7,073	-

Net cash provided by financing activities	68,073	-

Net decrease in cash	(44,936)	-
Cash - Beginning of period	57,633	-
Cash - End of period	$12,697	$-

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Supplementary information:
Changes in operating assets and liabilities consists of:
Increase in accrued expenses	(191,730)	-
	$(191,730)	$-

Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:

Issuance of common stock for services	$200,000	$-

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Delta Mutual, Inc. and subsidiaries (“Delta” or the “Company”) was incorporated in Delaware on November 17, 1999. Since 2003, its principal business activities have focused on providing environmental and construction technologies and services to certain geographic reporting segments in the Far East, Middle East and the United States.

On March 4, 2008, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Egani, Inc., an Arizona corporation (“Egani”). Pursuant to the Agreement, the Company acquired from Egani all of the issued and outstanding shares of stock of Altony S.A., an Uruguayan Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (“SAHF”). At the closing of the Agreement, the Company issued 130,000,000 shares of its common stock to Egani for the purchase, from Egani, of all of the outstanding shares of stock in Altony which constituted, following such issuance, a majority of the outstanding shares of the Company’s common stock.

Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. As originally filed, the shell public company was consolidated with the acquirer as of January 1, 2007. For accounting purposes only, the transaction was treated as a recapitalization of the Company as of March 4, 2008, with Altony as the acquirer, when the consolidation of the two entities became effective. The financial statements prior to March 4, 2008 are those of Altony and reflect the assets and liabilities of Altony at historical carrying amounts. The financial statements show a retroactive restatement of Altony’s historical stockholders’ equity to reflect the equivalent number of shares issued to the owner of the subsidiary.

The principal business activity of Altony is the ownership and management of its SAHF subsidiary. SAHF has initially focused on oil and gas investments in Argentina and intends to continue its focus on the energy sector, including the development and supply of energy and alternate energy sources in Latin America and the United States.

In August 2007, SAHF signed a purchase option for a partial interest in three oil and gas concessions in Argentina. SAHF is in the process of obtaining the necessary government and environmental permits to operate these concessions. In the third quarter of 2008, SAHF agreed to exchange certain development rights it held in these concessions for ownership interests in the oil and gas production from these concessions ranging from nine to 23.5 percent.

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

BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2008, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2007 was derived from the audited financial statements of Altony S.A. and its wholly-owned subsidiary.

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

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company's financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of common stock. The consolidated financial statements also include the accounts of any Variable Interest Entities ("VIEs") where the Company is deemed to be the primary beneficiary, regardless of its ownership percentage. All significant intercompany balances and transactions with consolidated subsidiaries are eliminated in the consolidated financial statements. Where the Company's ownership interest is less than 100 percent, the minority ownership interests are reported in the consolidated balance sheet as a liability. The minority ownership interest of the Company's earnings or loss, net of tax, is classified as "Minority interest share of income (loss) of consolidated subsidiaries" in the consolidated statements of operations.

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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options and common stock purchase warrants. As of March 31, 2008 there were 4,421,920 potential common shares related to convertible debt and 6,998,000 potential common shares related to stock options.

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

INTANGIBLES

SFAS No. 142, "Goodwill and Other Intangible Assets" specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets deemed to have indefinite useful lives are not amortized but are subject to, at a minimum, an annual impairment test. If the carrying value of goodwill or intangible assets exceeds its fair market value, an impairment loss would be recorded.

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

	March 31,	December 31,
	2008	2007

Public securities	$—	$322,300
Private securities	2,409,596	5,556,720
Current investments	2,409,596	5,879,020

Oil and gas concessions	2,300,000	1,130,000

	$4,709,596	$7,009,020

3. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2008	2007

Equipment	$455,035	$—
Deposits on land	—	—
Leasehold improvements	7,807	—
	462,842	—
Less accumulated depreciation	105,927	—

	$356,915	$—

Depreciation expense for the three months ended March 31, 2008 amounted to $11,208.

4. INTANGIBLE ASSETS

Intangible assets are intellectual property included in a patent application. If the patent is not issued, the Company will write-off the unamortized amounts immediately. Amortization expense was $1,788 for the three months ended March 31, 2008. Other intangible assets consist of the following:

	March 31,	December 31,
	2008	2007

Gross Carrying Amount	$143,000	$—

Accumulated Amortization	18,471	—
Intellectual property costs	$124,529	$—

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Year Ending	Amortization
December 31,	Expense
2008	5,364
2009	7,150
2010	7,150
2011	7,150
2012	7,150

2008 represents amortization from April 1, through December 31, 2008.

5. INVESTMENT IN JOINT VENTURES

a.
In December 2003, the Company formed a joint venture to develop Section 124, low income housing in the Commonwealth of Puerto Rico.  The Company became the general partner and 75% majority owner of a limited partnership, Delta Development Partners, LP that owned the 85% majority share of Delta Developers Corp., a Puerto Rico corporation, formed to manage the construction and related activities required to build approximately 270 homes under Section 124. During the year ended December 31, 2006, the activities associated with this joint venture were discontinued.

In October 2004, the Company formed a second joint venture to  develop Section 124 low income housing in Puerto Rico. The  Company became the general partner and majority owner of a  limited partnership, Delta Development Partners II, LP that owned   the 85% majority share of Delta Developers Guayanilla Corp., a  Puerto Rico corporation formed to manage the construction and  related activities required to build approximately 300 homes  under Section 124. During the first quarter of 2007, the  activities associated with this joint venture were discontinued and the land deposit was returned to the joint venture.

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

b.
On January 14, 2004, the Company entered into a joint venture agreement with Hi-Tech Consulting and Construction, Inc. (“Hi- Tech”) forming Delta-Envirotech, Inc. for the purpose of providing environmental technologies and services to markets in the Middle East. The joint venture company is based in Virginia and focuses on participating in foreign government sponsored pollution remediation and other projects.

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

The income and losses from operations of these entities and their respective minority interests have been reflected in the Company's statement of operations for the three months ended March 31, 2008. There are excess losses not absorbed by the minority interests due to limitations of their capital contributions. In future periods, the profits first attributable to the minority interests will be first absorbed against any unused losses until the losses are fully absorbed. The amount on the Company's consolidated balance sheet represents the minority interests as of March 31, 2008.

The following represents a schedule of minority interests as of:

	March 31,	December 31,
	2008	2007
Delta Development Partners L.P.	$81,966	$—
Delta Development Partners II, L.P.	36,739	—
Delta TA L.P.	106,871	—
Delta Developers Corp.	—	—
Delta Developers Guayanilla Corp.	—	—
Delta-Envirotech, Inc.	—	—
PT Triyudha - Envirotech	—	—

	$225,576	$—

6. NOTES PAYABLE

In April 2005, the Company issued three 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Pursuant to note modification agreements, the maturity dates of these notes were extended and in June 2006 these notes became payable on written demand by the lenders. In March 2008, the Company paid $60,000 of the principal amount of the original notes and each of the three notes was amended and restated. By amendment, the noteholders waived all of the accrued and unpaid interest on the original notes and the aggregate principal amount was reduced to $150,655. The amended and restated notes bear interest of 8% and mature in November 2008.  Interest expense for the three months ended March 31, 2008 amounted to $(36,856). As of March 31, 2008, accrued interest of $1,004 is included in accrued expenses on the Company's consolidated balance sheet.

In May 2006, the Company borrowed $30,000 from an investor (formerly a related party) at interest of 6% per annum with the principal and interest due on May 17, 2008. In May 2008, the note was amended extending the maturity date to August 2008. Interest expense for the three months ended March 31, 2008 amounted to $450. As of March 31, 2008 accrued interest of $3,372 is included in accrued expenses on the Company's consolidated balance sheet.

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
$397,340

For the three months ended March 31, 2008, the Company recorded interest expense of $3,591. As of March 31, 2008, accrued interest of $43,249 is included in accrued expenses on the Company's consolidated balance sheet.

8. ACCRUED EXPENSES

Accrued expenses consists of the following:

	March 31,	December 31,
	2008	2007
Professional fees	$49,257	$—
Interest expense	48,230	—
Payroll expense	494,661	—
Payroll expense-officers	126,061	—
Payroll tax expense	38,614	—
Accrued consulting fees	144,000	—
Other accrued expenses	382,859	—
	$1,283,682	$—

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

10. OTHER RELATED PARTY TRANSACTION

The Company's subsidiary, Delta-Envirotech, Inc. ("Envirotech") pays monthly office rent to David Razmara, the president of Envirotech and a stockholder of the Company, in the current amount of $2,000. The rent expense for the three months ended March 31, 2008 amounted to $6,000.

11. STOCKHOLDERS' EQUITY

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

a. For the three months ended March 31, 2008, the Company issued 10,000,000 shares of common stock for services valued at $200,000, valued at $0.02 per share.

b. For the three months ended March 31, 2008, the Company did not issue any shares of common stock for payment of debt or accrued interest.

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

The following is a summary of key financial data:

	Three Months Ended
	March 31,
	2008	2007

Total Revenue:

North America	$—	$—
Indonesia	—	—
Middle East	—	—
Puerto Rico	—	—
South America	(2,060,953)	(483,523)
	$(2,060,953)	$(483,523)

Loss from Operations:

North America	$(554,371)	$—
Indonesia	(8,988)	—
Middle East	(38,006)	—
Puerto Rico	(313)	—
South America	(2,060,975)	(481,911)
	$(2,662,653)	$(481,894)

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

At March 31, 2008, the Company had one share-based compensation plan, which is described below. During the three months ended March 31, 2008,  the adoption of SFAS No.123(R) resulted in an aggregate pretax compensation expense recognized in net loss for stock based compensation of $196,745. For the three months ended March 31, 2008, the aggregate pretax compensation expense caused basic and diluted earnings per common share to decrease by $-0- per share.

The Company also issues shares of its common stock to non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the three months ended March 31, 2008, the Company issued 10,000,000 shares and recorded compensation expense of $200,000 in conjunction with the issuance of these shares.

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

The Company did not issue any stock options to its employees during the three months ended March 31, 2008.

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

Stock compensation expense applicable to stock options for the three months ended March 31, 2008 was approximately $196,745. The aggregate intrinsic value of options outstanding as of March 31, 2008 and December 31, 2007 was $(419,880) and $(718,020), respectively.

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

For the three months ended March 31, 2008, consulting fees of $13,200 have been expensed and $79,167 of the stock value associated with the issuance of shares to Straub is included in accrued expenses on the Company's consolidated balance sheet.

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

18.  RESTATEMENT

The balance sheet as of December 31, 2007 has been restated to reflect the reverse merger as of March 4, 2008. The following table reflects the historical balance sheet of the acquired company in the reverse acquisition.

Balance Sheet			Adjusted
As filed			Balance Sheet
December 31, 2007		Adjustments (1)	December 31, 2007

ASSETS
Current Assets:
Cash	$57,633	(57,633)	$-
Investments	4,709,020	1,170,000	5,879,020
Prepaid expenses	1,914	(1,914)	-

Total Current Assets	4,768,567		5,879,020

Property and equipment -net	368,123	(368,123)
Intangible asset	126,317	(126,317)
Investments in oil and gas concessions	2,300,000	(1,170,000)	1,130,000
Other assets	650	(650)	-

TOTAL ASSETS	$7,563,657		$7,009,020

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable	$412,922	(173,370)	$239,552
Accrued expenses	1,225,674	(1,225,674)	-
Convertible debt	397,340	(397,340)	-
Notes payable	2,540,655	(240,655)	2,300,000

Total Current Liabilities	4,576,591		2,539,552

Minority interests in consolidated subsidiaries	225,797	(225,797)	-

Stockholders' Equity:
Common stock $0.0001 par value - authorized 250,000,000 shares; 218,882,953 and 208,882,953 outstanding, respectively	20,888	(7,888)	13,000
Additional paid-in capital	11,953,766	(9,366,766)	2,587,000
Accumulated deficit	(9,213,385)	11,082,853	1,869,468

Total Stockholders' Equity	2,761,269		4,469,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,563,657		$7,009,020

(1)	To reflect the elimination of the parent company at December 31, 2007 as the merger was not consumated until March 4, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On March 4, 2008, we entered into a Membership Interest Purchase Agreement (the “Agreement”)with Egani, Inc., an Arizona corporation (“Egani”). Pursuant to the Agreement, we acquired from Egani all of the issued and outstanding shares of stock in Altony S.A., an Uruguayan Sociedad Anonima, (“Altony”) which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (“South American Hedge Fund”). At the closing of the Agreement, we issued 130,000,000 shares of our common stock to Egani for the purchase from Egani, of all of the outstanding shares of stock in Altony which constituted, following such issuance, a majority of the outstanding shares of our common stock. Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2008, we incurred a net loss of $2,623,149 primarily attributable to the investment results of the South American Hedge Fund. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain additional financing or that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.

During the three months ended March 31, 2008, we incurred a net loss of approximately $2,600,000 compared to a net loss of approximately $485,000 for the three months ended March 31, 2007.

The increase in our operating loss for the three months ended March 31, 2008 over the comparable period of the prior year was due to a loss of approximately $1,577,000 related the to investment portfiolio; an increse in general and administrative expenses of approximately $600,000, and an increase in interest expense of approximately $32,000.

PLAN OF OPERATION

Energy Sector

The Company’s newly-acquired South American Hedge Fund subsidiary has oil and gas investments in Argentina and will continue to focus on the energy sector, including the development and supply of energy and alternative energy sources in Latin America and the United States.

In August 2007, South American Hedge Fund signed a purchase option for three interests in oil and gas concessions in Argentina. We are in the process of obtaining the necessary government and environmental operating permits for our operation of these concessions. Our primary focus will be, upon receipt of the governmental approvals relative to our investment in these concessions,to develop two wells per month. In the third quarter of 2008, South American Hedge Fund agreed to exchange certain development rights it held in these concessions for ownership interests in the oil and gas production from these concessions ranging from nine to 23.5 percent.

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

In the Middle East, we reached a working agreement to provide equipment to manufacture insulating concrete form (ICF) products for the building industry in Saudi Arabia. Envirotech expanded its product line by securing the master distribution rights for the Middle East for a gas-imaging product used in oilfield and refining operations that has been approved for testing by ARAMCO,the Saudi government oil company. ARAMCO has scheduled field trials to test this equipment in August 2008.

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

LIQUIDITY

At March 31, 2008 we had a working capital deficit of $2,021,654, compared with a surplus of $3,339,468 at December 31, 2007. This decrease at March 31, 2008 is a result of a decrease in current investments of approximately $3,470,000 and an increase in current liabilities of approximately $1,906,000.

ASSETS

At March 31, 2008, we had total assets of $5,206,301, compared to total assets of$7,009,020 at December 31, 2007. The decrease in total assets was primarily due to the decrease in current investments of approximately $3,470,000 off set by a net increase in non-current assets of approximately $1,652,000.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency.Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Other Comprehensive Income. The translation gains or losses were not material for the periods ended March 31, 2008 and 2007.

GOODWILL AND OTHER INTANGIBLES

SFAS No. 142, "Goodwill and Other Intangible Assets" specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indications are identified.

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

ITEM 4T. CONTROLS AND PROCEEDURES.

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

Through South American Hedge Fund LLC, we plan to proceed with investments in oil and gas concessions in Argentina and intend to focus our investments in the energy sector, including  alternative energy producing investments in Latin America and the United States. In August 2007, South American Hedge Fund signed the purchase option for two interests in oil and gas concessions in Argentina. We are in the process of obtaining the necessary government and environmental operating permits for our operation of the two concessions. Our primary focus will be, upon completion of governmental approvals relative to our investment in these concessions, to develop two wells per month.

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

Dated: December 12, 2008

EXHIBIT INDEX

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