Form 10-Q/A
period 2008-06-30
DELTA MUTUAL INC
filed 2008-12-16
CIK 1112985

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

AS PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES AND EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2008 (THE ”JUNE 30, 2008 FORM 10-Q”). THIS  AMENDMENT NO. 1 AMENDS THE FINANCIAL STATEMENTS AND THE INFORMATION UNDER THE CAPTION “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” THE COMPANY’S REVERSE ACQUISITION WITH ALTONY S.A. BECAME EFECTIVE ON MARCH 4. 2008, AND OUR FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 FILED IN THE JUNE 30, 2008 FORM 10-Q ARE RESTATED IN THIS AMENDMENT NO. 1 TO REFLECT MARCH 4, 2008 AS THE EFFECTIVE DATE OF THE REVERSE ACQUISITION. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE JUNE 30, 2008 FORM 10-Q AS OF SEPTEMBER 17, 2008, THE DATE ON WHICH THE JUNE 30, 2008 FORM 10-Q WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE AND, IN THE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, ADDITIONAL DISCLOSURES AS TO AN EXCHANGE OF DEVELOPMENT RIGHTS RELATING TO THE COMPANY’S OIL AND GAS CONCESSIONS.

DELTA MUTUAL, INC.

INDEX

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash	$5,220	$-
Investments	4,137,538	5,879,020
Prepaid expenses	-	-
Total Current Assets	4,142,758	5,879,020

Property and equipment - net	346,586	-
Intangible asset	-	-
Investments in oil and gas concessions	-	1,130,000
Other assets	650	-

TOTAL ASSETS	$4,489,994	$7,009,020

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$161,668	$239,552
Accrued expenses	1,346,918	-
Convertible debt	253,740	-
Notes payable	2,087,605	2,300,000
Total Current Liabilities	3,849,931	2,539,552

Minority interest in consolidated subsidiaries	226,988	-

Stockholders' Equity:
Common stock $0.0001 par value - authorized 250,000,000 shares; 221,849,158 and 130,000,000 outstanding, respectively	22,185	13,000
Additional paid-in-capital	3,368,341	2,587,000
Retained earnings (deficit)	(2,977,451)	1,869,468
Total Stockholders' Equity	413,075	4,469,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,489,994	$7,009,020

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Investment results	$(2,053,011)	$(967,045)	$7,942	$(483,522)
Revenue	(2,053,011)	(967,045)	7,942	(483,522)

General and administrative expenses	998,132	399	396,454	199
Loss on intellectual property	122,742	-	122,742	-
Valuation results	22	(3,623)	-	(1,811)
	1,120,896	(3,224)	519,196	(1,612)

Loss from operations	(3,173,907)	(963,821)	(511,254)	(481,910)

Interest expense	24,260	-	(7,949)	-

Loss before minority interest	(3,149,647)	(963,821)	(519,203)	(481,910)

Minority interest share of (income) loss of consolidated subsidiaries	18,815	-	11,520	-

Loss before benefit from income taxes	(3,130,832)	(963,821)	(507,683)	(481,910)

Benefit from income taxes	-	-	-	-

Net loss	$(3,130,832)	$(963,821)	$(507,683)	$(481,910)

Loss per common share- basic and diluted	$(0.02)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding- basic and diluted	189,660,387	130,000,000	221,316,564	130,000,000

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

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Number of	Common	Paid in	Retained Earnings
	Shares	Stock	Capital	(Deficit)	Total

Balance, January 1, 2008	130,000,000	$13,000	$2,587,000	$1,869,468	$4,469,468

Effect of reverse acquisition	78,882,953	7,888	-	(1,716,087)	(1,708,199)

Issuance of common stock for services (valued at $0.02 per share)	10,550,000	1,055	237,445	-	238,500

Issuance of common stock for debt (valued at $0.05 - $0.07 per share)	2,300,571	230	143,370	-	143,600

Issuance of common stock for interest (valued at $0.05 - $0.07 per share)	115,634	12	7,036	-	7,048

Stock based compensation expense	-	-	393,490	-	393,490

Net (loss)	-	-	-	(3,130,832)	(3,130,832)

Balance, June 30, 2008	221,849,158	$22,185	$3,368,341	$(2,977,451)	$413,075

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(3,130,832)	$(963,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,112	-
Non-cash compensation	245,548	-
Loss on intellectual property	122,742
Compensatory element of option issuance	393,490	-
Minority interest in income (losses) of consolidated subsidiaries	(18,815)	-
Changes in operating assets and liabilities	(128,096)	-
Net cash used in operating activities	(2,490,851)	(963,821)

Cash flows from investing activities:
Decrease in investments	2,871,482	963,821
Net cash provided by investing activities	2,871,482	963,821

Cash flows from financing activities:
Proceeds from loans	186,950	-
Repayment of loans	(640,000)	-
Proceeds from minority interest	20,006	-

Net cash used in financing activities	(433,044)	-

Net decrease in cash	(52,413)	-
Cash - Beginning of period	57,633	-
Cash - End of period	$5,220	$-

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Supplementary information:
Changes in operating assets and liabilities consists of:
Decrease in prepaid expenses	$1,914	$-
Increase in accounts payable and accrued expenses	(130,010)	-
	$(128,096)	$-

Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:

Issuance of common stock for debt	$143,600	$-

Issuance of common stock in lieu of payment of accrued expenses	$7,048	$-

Issuance of common stock for services	$238,500	$-

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

On March 4, 2008, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Egani, Inc., an Arizona corporation (“Egani”). Pursuant to the Agreement, the Company acquired from Egani all of the issued and outstanding shares of stock of Altony S.A., an Uruguayan Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (“SAHF”). At the closing of the Agreement, the Company issued 130,000,000 shares of its common stock to Egani for the purchase of all of the outstanding shares of stock in Altony which constituted, following such issuance, a majority of the outstanding shares of the Company’s common stock.

Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. As originally filed, the shell public company was consolidated with the acquirer as of January 1, 2007. For accounting purposes only, the transaction was treated as a recapitalization of the Company as of March 4, 2008, with Altony as the acquirer. The financial statements prior to March 4, 2008 are those of Altony and reflect the assets and liabilities of Altony at historical carrying amounts. The financial statements show a retroactive restatement of Altony’s historical stockholders’ equity to reflect the equivalent number of shares issued to the owner of the subsidiary.

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

LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options and common stock purchase warrants. As of June 30, 2008, there were 2,749,920 potential common shares related to convertible debt and 6,998,000 potential common shares related to stock options.

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

	June 30,	December 31,
	2008	2007

Public securities	$—	$322,300
Private securities	2,409,000	5,556,720
Other current investments	1,728,538
Current investments	4,137,538	5,879,020

Oil and gas concessions	—	1,130,000

	$4,137,538	$7,009,020

3. PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2008	2007

Equipment	$455,035	$—
Deposits on land	—	—
Leasehold improvements	7,807	—
	462,842	—
Less accumulated depreciation	116,256	—

	$346,586	$—

Depreciation expense for the six months ended June 30, 2008, amounted to $25,112.

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

b.
On January 14, 2004, the Company entered into a joint venture agreement with Hi-Tech Consulting and Construction, Inc. (“Hi-Tech”) forming Delta-Envirotech, Inc. for the purpose of providing environmental technologies and services to markets in the Middle East. The joint venture company is based in Virginia and focuses on participating in foreign government sponsored pollution remediation and other projects.

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

The amount on the Company's consolidated balance sheet represent the minority interests as of June 30, 2008.

The following represents a schedule of minority interests as of:

	June 30,	December 31,
	2008	2007
Delta Development Partners L.P.	$83,790	$—
Delta Development Partners II, L.P.	37,718	—
Delta TA L.P.	105,480	—
Delta Developers Corp.	—	—
Delta Developers Guayanilla Corp.	—	—
Delta-Envirotech, Inc.	—	—
PT Triyudha - Envirotech	—	—
	$226,988	$—

6. NOTES PAYABLE

In April 2005, the Company issued three 8% term notes to private investors in the amount of $210,655, with the principal and interest due at maturity on October 2, 2005. Pursuant to note modification agreements, the maturity dates of these notes were extended and in June 2006 these notes became payable on written demand by the lenders. In March 2008, the Company paid $60,000 of the principal amount of the original notes and each of the three notes was amended and restated. By amendment, the noteholders waived all of the accrued and unpaid interest on the original notes and the aggregate principal amount was reduced to $150,655. The amended and restated notes bear interest of 8% and mature in November 2008.  Interest expense for the six and three months ended June 30, 2008 amounted to $(33,843) and $3,013, respectively. As of June 30, 2008, accrued interest of $4,017 is included in accrued expenses on the Company's consolidated balance sheet.

In May 2006, the Company borrowed $30,000 from an investor (formerly a related party) at interest of 6% per annum with the principal and interest due on May 17, 2008. In May 2008, the note was amended extending the maturity date to August 15, 2008. The Company did not repay the note on the maturity date but the noteholder has verbally agreed not to make written demand for payment. The Company is currently negotiating amended terms with the noteholder. If the Company and the noteholder can not agree upon an amendment to the note, including an extension of the maturity date, the Company may receive a notice of default.  Interest expense for the six and three months ended June 30, 2008 amounted to $900 and $450, respectively. As of June 30, 2008, accrued interest of $3,822 is included in accrued expenses on the Company's consolidated balance sheet.

In August 2007, the SAHF borrowed $2,300,000 from Oxipetrol-Petroleros de Ocidente, S.A. in conjunction with its investment in oil and gas concessions. This is a non interest-bearing loan with a maturity date of July 15, 2008. During the second quarter of 2008, $580,00 of the principal amount was repaid. The principal amount of $1,720,000 is included in notes payable on the Company’s consolidate balance sheet at June 30, 2008. The remaining principal amount of this note was repaid in July 2008.

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
$253,740

For the six and three months ended June 30, 2008, the Company recorded interest expense of $5,791 and $2,199, respectively. As of June 30, 2008, accrued interest of $38,400 is included in accrued expenses on the Company's consolidated balance sheet.

8. ACCRUED EXPENSES

Accrued expenses consists of the following:

	June 30,	December 31,
	2008	2007
Professional fees	$34,000	$—
Interest expense	49,132	—
Payroll expense	553,127	—
Payroll expense-officers	158,061	—
Payroll tax expense	46,264	—
Accrued consulting fees	144,000	—
Other accrued expenses	362,334	—
	$1,346,918	$—

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

Stock compensation expense applicable to stock options for the six and three months ended June 30, 2008 was approximately $393,490 and $196,745, respectively. The aggregate intrinsic value of options outstanding as of June 30, 2008 and December 31, 2007 was $(279,920) and $(718,020), respectively.

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

For the six and three moths ended June 30, 2008, consulting fees of $26,400 and $13,200, respectively, have been expensed and $91,667 of the stock value associated with the issuance of shares to Straub is included in accrued expenses on the Company's consolidated balance sheets as of June 30, 2008.

17. RESTATEMENT

The balance sheet as of December 31, 2007 has been restated to reflect the reverse merger as of March 4, 2008. The following table reflects the historical balance sheet of the acquired company in the reverse acquisition.

Balance Sheet			Adjusted
As filed			Balance Sheet
December 31, 2007		Adjustments (1)	December 31, 2007

ASSETS
Current Assets:
Cash	$57,633	(57,633)	$-
Investments	4,709,020	1,170,000	5,879,020
Prepaid expenses	1,914	(1,914)	-

Total Current Assets	4,768,567		5,879,020

Property and equipment –net	368,123	(368,123)
Intangible asset	126,317	(126,317)
Investments in oil and gas concessions	2,300,000	(1,170,000)	1,130,000
Other assets	650	(650)	-

TOTAL ASSETS	$7,563,657		$7,009,020

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable	$412,922	(173,370)	$239,552
Accrued expenses	1,225,674	(1,225,674)	-
Convertible debt	397,340	(397,340)	-
Notes payable	2,540,655	(240,655)	2,300,000

Total Current Liabilities	4,576,591		2,539,552

Minority interests in consolidated subsidiaries	225,797	(225,797)	-

Stockholders' Equity:
Common stock $0.0001 par value - authorized 250,000,000 shares; 218,882,953 and 208,882,953 outstanding, respectively	20,888	(7,888)	13,000
Additional paid-in capital	11,953,766	(9,366,766)	2,587,000
Accumulated deficit	(9,213,385)	11,082,853	1,869,468

Total Stockholders' Equity	2,761,269		4,469,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,563,657		$7,009,020

(1)	To reflect the elimination of the parent company at December 31, 2007 as the merger was not consumated until March 4, 2008.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

During the six months ended June 30, 2008, we incurred a net loss of $3,130,832 primarily attributable to investment results of the South American Hedge Fund. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain additional financing or that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007.

During the three months ended June 30, 2008, we incurred a net loss of approximately $508,000 compared to a net loss of approximately $482,000 for the three months ended June 30, 2007.

 The increase of $29,344 in our operating loss for the three months ended June 30, 2008 over the comparable period of the prior year was primarily due to a net increase in revenue of approximately $491,000, offset by an increase in general and administrative expenses of approximately $396,000 and a loss on intellectual property of approximately $123,000.          .

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007.

During the six months ended June 30, 2008, we incurred a net loss of approximately $3,131,000 compared to a net loss of approximately $964,000 for the six months ended June 30, 2007.

The increase in our operating loss for the six months ended June 30, 2008 over the comparable period of the prior year was due to an decrease of approximately $1,086,000 in invetment results combined with an increase of approximately $997,000 in general and administrative expenses.

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

LIQUIDITY

At June 30, 2008 we had a working capital surplus of $292,827, compared with a surplus of $4,469,468 at December 31, 2007. This decrease at June 30, 2008 is a result of a decrease in current investments of approximately $1,741,000.

ASSETS

At June 30, 2008, we had total assets of $4,489,994, compared to total assets of $7,009,020 at December 31, 2007. The decrease in total assets was primarily due to the decrease in total investments of approximately $2,870,000 and a decrease in intangible assets of approximately $123,000.

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

GOODWILL AND OTHER INTANGIBLES

SFAS No. 142, "Goodwill and Other Intangible Assets,” 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indications are identified.

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

PART II–OTHER INFORMATION

 Item 1.   LEGAL PROCEEDINGS.

On September 16, 2008, the Company was notified of a compliant filed with the Pennsylvania Department of Labor & Industry by its former President and CEO alleging non-payment of wages in the amount of $53,271. The Company also received notice of a similar complaint filed by a former employee alleging non-payment of wages in the amount of $17,782.

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

Dated: December 16, 2008

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