Form 10-K
period 2008-12-31
DELTA MUTUAL INC
filed 2009-04-14
CIK 1112985

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-30563

DELTA MUTUAL, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	14-1818394

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

14301 North 87th Street, #310, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (480) 221-1989

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.   ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates  as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,418,941.

Number of shares of Common Stock outstanding as of April 6, 2009: 221,849,158.
Documents incorporated by reference:  None

ii

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2009, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Forward-looking statements include, but are not limited to, statements under the following headings; (i) "Business Plan," about the development of certain projects and business opportunities and the Company's attempts to convert these plans and opportunities into operating businesses that generate revenues and profits; (ii) "Business Plan," about the intentions of the Company to fund its businesses and operations by borrowings and the successful placement of debt and equity financings; (iii) "Results of Operations"; (iv) "Liquidity and Capital Resources," about the Company's plan to raise additional capital; and (v) "Liquidity and Capital Resources," about the contingent nature of the consummation of any agreements with its contracting and joint venture parties.

Item 1. Business.

Unless the context otherwise requires, the terms "the Company," "we," "our" and "us" refers to Delta Mutual, Inc., and, as the context requires, its consolidated subsidiaries.

Background

We were incorporated under the name Delta Mutual, Inc. on November 17, 1999, in the State of Delaware with the purpose of providing mortgage services through the Internet. In 2003, we established business operations focused on providing environmental and construction technologies and services to specific geographic reporting segments in the Far East, the Middle East, and the United States.

Effective March 4, 2008, we entered into a Membership Interest Purchase Agreement, pursuant to which we acquired from  Egani, Inc. shares of Altony SA, an Uruguayan Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”).  At the closing of the Agreement, we issued 130,000,000 shares of our common stock to Egani, Inc. which constituted, following such issuance, a majority of the outstanding shares of our common stock. Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer.

The principal business of Altony is the ownership and management of South American Hedge Fund, which maintains its business office in Uruguay and has investments in oil and gas concessions in Argentina and intends to focus its investment activities in the energy sector.

Our principal offices are located at 14301 North 87th Street, # 310, Scottsdale, AZ 85260. Our telephone number is (480) 221-1989. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTM.OB".

General

The primary focus of the Company’s business at this time is the Company’s recently acquired subsidiary, South American Hedge Fund, which has investments in oil and gas concessions in Argentina and will continue its focus on the energy sector, including the development and supply of energy and alternative energy sources in Latin America and North America. As of December 31, 2008, we terminated all of the construction technology activities that were carried out by Delta Technologies, Inc. (a wholly owned subsidiary). Also as of December 31, 2008 the securities trading activities of South American Hedge Fund were accounted for as a discontinued operation.

Following the acquisition of SAHF, management continued to pursue selected business opportunities in the Middle East related to environmental remediation and other projects. These activities are carried out through Delta-Envirotech, Inc., (“Envirotech”) a joint venture company formed in January 2004, with Hi-Tech Consulting and Construction, Inc. We have operating control of Envirotech and hold a 45% ownership interest. Envirotech has entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support its activities.

Our Oil and Gas Investments

Our main source of revenue will derive from the sale of the crude oil and natural gas produced from the oil and gas concessions in which we have made investments. In August 2007, SAHF signed agreements to purchase partial ownership interests in four in oil and gas concessions in Northern Argentina. The owners of these concessions then started the process to obtain the necessary government and environmental operating permits for the commercial operation of these concessions. While we are not the operators of these concessions, we expect to have representation on the operating committees that are responsible for managing the business affairs of these concessions.

During the year ended December 31, 2008, we invested approximately $1.7 million in acquisitions of interests in concessions in proved oil and natural gas properties in Salta Province, Argentina, listed below:

Concession	% Participation	Date Acquired	# Wells	Type of Production
Tartagal	9%	August 2007	21	oil and gas

Morillo	9%	August 2007	1	oil and gas

Jollin	23.5%	August 2007	3	oil and gas

Tonono	23.5%	August 2007	10	oil and gas

Jollin and Tonono Concessions

The Company has a 23.5% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. During 2007, the Company purchased 47% of these concessions and paid the purchase price by issuing a non-interest bearing note in the principal amount of $1,820,000 to Oxipetrol-Petroleros de Occidente S.A. ("Oxipetrol"), one of the other owners, with a maturity date of July 2008. The purchase price was subsequently reduced to $1,270,000 by mutual agreement among the parties, prior to the maturity date. During 2008, the Company exchanged 50% of its ownership in this investment with a third party for no cash consideration, however, the acquirer contractually agreed to assume 50% of the Company’s obligations with respect to future development expenses.

During the year ended December 31, 2008, majority owners of the Jollin and Tonono concessions formed an Argentine-registered joint venture to operate these concessions and amended its application for the government operating permits seeking a ten-year renewal period beyond the initial 20-year operating license. The joint venture paid, in the aggregate, approximately $848,00 of development costs. Since SAHF is not currently registered as a foreign company in Argentina, it could not become a member of the joint venture in 2008. The other owners of the joint venture have agreed that, upon registration of the SAHF as a foreign company in Argentina, it will be admitted as a member of the joint venture and will retain its 23.5% ownership. However, the Company’s weighted average pro-rata portion of the 2008 aggregate development costs will be repaid to the other members from our pro-rata share of the future earnings. SAHF has applied for foreign registration in Argentina and expects to be admitted as a member of the joint venture during 2009.

Tartagal and Morillo Concessions

The Company has 9% ownership of the Tartagal and Morillo oil and gas concessions located in Salta Province, Argentina. During 2007, the Company purchased 18% ownership of these concessions and paid the purchase price by issuing a non-interest bearing note in the principal amount of $480,000 to Oxipetrol-Petroleros de Occidente S.A. ("Oxipetrol"), one of the other owners, with a maturity date of July 2008. The purchase price was subsequently reduced to $450,000, by mutual agreement among the parties, prior to the maturity date. During 2008, the Company exchanged 50% of its ownership in this investment with a third party for no cash consideration, however, the acquirer contractually agreed to assume 50% of the Company’s obligations with respect to future development expenses.

During the year ended December 31, 2008, the majority owners of the Tartagal and Morillo concessions agreed to form an Argentine-registered joint venture and applied for government approval of the license to operate the concessions for the next 25 years. SAHF expects to receive its foreign corporation registration in 2009 and to be admitted as a member of the joint venture when it is formed.

Exploration Rights

During 2008, the Company purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina for $697,000. Provided certain development activities are undertaken by owners, these exploration rights will remain in effect until the year 2010. The initial development costs and fees were paid by the majority owner and the Company incurred no additional expenses related to this investment in 2008.

Development Schedule for Our Oil and Gas Investments

In December 2008, a well located in the Tonono Concession received government approval to begin commercial production of oil. When the test re-entry well at this location was completed in the fourth quarter of 2008, it initially produced between 10-15 cubic meters of oil per day, the equivalent of 90-101 barrels of oil.

The same well also contains natural gas. A natural gas pipeline connecting the Jollin Concession to a nearby refinery is in the pre-construction phase. It is expected to become operational in during the second quarter of 2009. Upon completion, it will permit the joint venture to commence deriving additional revenue from natural gas sales.

Deliveries of crude oil are expected to commence from the Tartagal and Morillo concessions during the second quarter of 2009.

The main costs associated with our oil and gas investments are related to oil and gas property acquisition, drilling costs, initial well revitalization, gas pipeline construction and ongoing operating expenses. The revitalization of wells allows short-term cash increases while holding the lease for additional future development.

Development Activities

Development projects on the concessions in which we have investments include accessing additional productive formations in existing well bores, formation stimulation, infill drilling on closer well spacing, and retrofitting or reworking existing wells.

Business Strategy

The key elements of our business strategy are to:

•	Make accretive acquisitions of producing properties generally characterized by long-lived reserves with stable production and reserve development potential; and to

•	Add proved reserves and maximize cash flow and production through development projects and operational efficiencies.

Our investments have focused on concessions where there are shut-in, plugged and abandoned wells that have, in our assessment, a high probability of additional recovery of reserves through our revitalization process. The revitalization process is directed toward bringing wells back into production, or to enhance production through ordinary practices used in the oil and gas industry.

In addition, we will continue to evaluate newly developed alternative energy technologies for possible investment and development.

Customers

Crude oil production from the Jollin Concessions is sold to nearby refineries, and is transported by truck. The natural gas production will be transported by a pipeline to be constructed to the Refinor oil company refinery also located in the Salta Province in Northern Argentina. Sales are made based on spot market price postings, and vary month to month. These prices typically are tied to domestic market crude and natural gas prices.

Middle East

In March 2007, Envirotech received a purchase agreement to supply equipment and services for a factory to manufacture insulating concrete from (ICF) products for the building industry in Saudi Arabia. After lengthy and unexpected delays, the developer of the factory informed us during the fourth quarter of 2008 that all further activity on this project has been suspended.

Envirotech holds the exclusive Middle East distribution rights to a gas-imaging product, which detects and visualizes harmful gasses produced by oilfield and refinery operations. This product was field tested by ARAMCO, the Saudi government oil company, during the third quarter of 2008. ARAMCO is currently evaluating whether or not to purchase this technology and may elect to purchase it from a competitor.

Since the fourth quarter of 2006, Envirotech had been working with the operators of oil sludge processing facilities in Bahrain and Kuwait to improve the processing technology currently in use. In 2007 and 2008, testing of prototype processing equipment provided through Envirotech was conducted in Saudi Arabia and Bahrain. In December 2008, the sludge processing facilities were shut down by the operators.

During the second half of 2007, Envirotech, as a distributor, introduced an organic supplement, designed to increase crop yield, to one of the major farming operators in Saudi Arabia. During the third and fourth quarters of 2008, the farm operator purchased sample quantities of the organic supplement for crop testing. Envirotech received commission revenue of $43,000 associated with these purchases. Subsequent purchases in commercial quantities will depend upon the evaluation of the crop yield during the second quarter of 2009.

Competition

We operate in the competitive area of oil and gas exploration and production. Many of our competitors in the Salta Province of Argentina are larger, well-established companies that have larger operating staffs and significantly greater capital resources than we do.

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

Employees

Currently, we have three employees: Dr. Daniel R. Peralta, President and CEO; Malcolm W. Sherman, Executive Vice President; and Martin G. Chilek, Senior Vice President and Chief Financial Officer.

Item 1A. Risk Factors.
Investments made by our subsidiary South American Hedge Fund may not be profitable.

The success of our investments in Argentina will depend to a great extent on the operations, financial condition and management of the oil and gas concession and exploration rights in which we have investments. Their success may depend upon management of the operations in which the investments were made and numerous other factors beyond our control.

Crude oil and natural gas prices are volatile and a substantial reduction in these prices could adversely affect our results and the price of our common stock.

Our revenues, operating results and future rate of growth depend highly upon the prices we receive from crude oil and natural gas produced by the concession in which we have investments. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2008 ranged from a high of $145.29 per barrel to a low of $33.87 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2008 ranged from a high of $13.58 per MMBtu to a low of $5.29 per MMBtu. The markets and prices for crude oil and natural gas depend on factors beyond our control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

•	worldwide and domestic supplies of crude oil and natural gas;
•	actions taken by foreign oil and gas producing nations;
•	political conditions and events (including instability or armed conflict) in crude oil or natural gas producing regions;
•	the level of global crude oil and natural gas inventories;
•	the price and level of foreign imports;
•	the price and availability of alternative fuels;
•	the availability of pipeline capacity and infrastructure;
•	the availability of crude oil transportation and refining capacity;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes; and
•	the overall economic environment.

Significant declines in crude oil and natural gas prices for an extended period may have the following effects on our business:

•	limiting our financial condition, liquidity, and ability to finance planned capital expenditures and results of operations;
•	reducing the amount of crude oil and natural gas that can be produced economically;
•	causing us to delay or postpone some of our capital projects;
•	reducing our revenues, operating income and cash flows;
•	reducing the carrying value of our investments in crude oil and natural gas properties; or
•	limiting our access to sources of capital, such as equity and long-term debt.

The current recession could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The U.S. and other world economies are in a recession, which could last well into 2009 and beyond. The recession may lead to significant fluctuations in demand and pricing for crude oil and natural gas production, such as the decline in commodity prices which occurred during 2008 and into 2009. If commodity prices continue to decline, there could be additional impairments of our investment assets or an impairment of goodwill.

Our business involves many operating risks that may result in substantial losses for which insurance may be unavailable or inadequate.

Our oil and gas investments are subject to hazards and risks inherent in operating and restoring oil and gas wells, such as fires, natural disasters, explosions, casing collapses, surface cratering, pipeline ruptures or cement failures, and environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases. Any of these risks can cause substantial losses resulting from injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution and other environmental damages, regulatory investigations and penalties, suspension of our operations and repair and remediation costs. In addition, our liability for environmental hazards may include conditions created by the previous owners of properties in which we have investments or purchase or lease.

We do not believe that insurance coverage for all environmental damages that could occur is available at a reasonable cost. Losses could occur for uninsurable or uninsured risks. The occurrence of an event that is not fully covered by insurance could harm our financial condition and results of operations.

The proved reserve estimates may be inaccurate.

Estimates of proved oil and gas reserves necessarily depend on a number of variables and assumptions. Among others, changes in any of the following factors may cause estimates to vary considerably from actual results:

•	production rates, reservoir pressure and other subsurface information;
•	future oil and gas prices;
•	assumed effects of governmental regulation;
•	future operating costs;
•	future property, severance, excise and other taxes incidental to oil and gas operations;
•	capital expenditures;
•	work-over and remedial costs.

Dependence on oil transportation companies and natural gas transportation facilities.

The marketability of natural gas production depends in large part on the availability, proximity and capacity of pipeline systems. The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. The lack of availability of these facilities for an extended period of time could negatively affect our revenues. Government regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect the ability to produce, gather and transport oil and natural gas.

Competition in our industry is intense and many of our competitors have greater financial and technological resources.

We have investments in the competitive area of oil and gas exploration and production. Many competitors are large, well-established companies that have larger operating staffs and significantly greater capital resources.

We are subject to various governmental regulations and environmental risks that may cause us to incur substantial costs.

From time to time, in varying degrees, political developments and government laws and regulations affect the operations in which we have investments. In particular, price controls, taxes and other laws relating to the crude oil and natural gas industry, changes in these laws and changes in administrative regulations have affected and in the future could affect crude oil and natural gas production, operations and economics. We cannot predict how government agencies or courts will interpret existing laws and regulations or the effect these adoptions and interpretations may have on our business or financial condition.

The development, production of, and exploration for crude oil and natural gas, as well as safety matters, are subject to laws and regulations promulgated by international authorities. Legal requirements are frequently changed and subject to interpretation and we are unable to predict the ultimate cost of compliance with these requirements, their effect on our investments. Compliance with governmental laws and regulations may require significant expenditures.

Environmental laws and regulations change frequently and the implementation of new, or the modification of existing, laws or regulations could negatively impact our operations. The discharge of natural gas, crude oil, or other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation. In addition, we may incur costs and penalties in addressing regulatory agency procedures involving instances of possible non-compliance.

Our acquisition activities may not be successful, which may hinder our replacement of reserves and adversely affect our results of operations.

Under certain circumstances, we may pursue acquisitions of businesses that complement or expand our current business. Even if we do identify attractive opportunities, there is no assurance that we will be able to complete the acquisition of the business or prospect on commercially acceptable terms. If we do complete an acquisition, we must anticipate difficulties in integrating its operations, systems, technology, management and other personnel with our own. These difficulties may disrupt our ongoing operations, distract our management and employees and increase our expenses.

Competition for experienced personnel may negatively impact our operations.

As we continue to increase our asset base and the scope of our operations, our future profitability will depend on our ability to attract and retain qualified personnel. The loss of any key executives or other key personnel could have a material adverse effect on investments results and revenues. In particular, the loss of the services of our President, Dr. Daniel Peralta, could adversely affect our South American oil and gas investment results.

International operations expose us to political, economic and currency risks.

With regard to our investments in oil and gas concessions located outside of the United States, we are subject to the risks of doing business abroad, including,

•	Currency fluctuations;
•	Changes in tariffs and taxes; and
•	Political and economic instability.

Changes in currency exchange rates may affect the relative costs of operations in Argentina, and may affect the cost of certain items required in oil and gas processing, thus possibly adversely affecting our profitability.

There are inherent risks for the foreseeable future of conducting business internationally. Language barriers, foreign laws and tariff and taxation issues all have a potential negative effect on our ability to transact business. Changes in tariffs or taxes applicable to our investments in foreign operations may adversely affect our profitability. Political instability may increase the difficulties and costs of doing business. We may be subject to the jurisdiction of the government and/or private litigants in foreign countries where we transact business, and may be forced to expend funds to contest legal matters in those countries in disputes with those governments or with customers or suppliers.

We do not expect to pay dividends.

We have never paid dividends on our common stock. Management anticipates that any earnings generated will be used to finance our current and planned business operations. For the foreseeable future, we do not expect to pay cash dividends to holders of our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

In February 2009, we entered into a two-year lease for our principal office in Scottsdale, Arizona. Currently, we also lease office space in Sellersville, Pennsylvania on a month-to-month basis. We anticipate that our current office space will accommodate our operations for the foreseeable future.

 Item 3. Legal Proceedings.

On September 16, 2008, the Company was notified of a complaint filed with the Pennsylvania Department of Labor & Industry by its former President and CEO alleging non-payment of wages in the amount of $53,271. The Company also received notice of a similar complaint filed by a former employee alleging non-payment of wages in the amount of $17,782. In October 2008, the Company entered into repayment agreements with both of the former employees. As of the date of this report, the Company has not made any payments to these two former employees pursuant to these agreements.

On February 5, 2009, the Company was notified that it was named as a co-defendant in a citation corporate filed in the District Court in Harris County, Texas in November 2007, by Equisource Ventures. The suit alleges breach of contract and unjust enrichment, and the plaintiff seeks actual and exemplary damages for unpaid consulting fees, attorneys’ fees, other costs and interest. The Company denies any wrongdoing and will contest vigorously the claims asserted against it. The Company also believes that the resolution of this matter will have no material effect upon the Company or its operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, since approximately February 1, 2001.

Our shares are listed under the symbol "DLTM”. The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

		High	Low

2007:	1st Quarter	0.16	0.04
	2nd Quarter	0.12	0.04
	3rd Quarter	0.08	0.04
	4th Quarter	0.06	0.02

2008:	1st Quarter	0.07	0.01
	2nd Quarter	0.07	0.04
	3rd Quarter	0.08	0.04
	4th Quarter	0.08	0.03

2009:	1st Quarter	0.06	0.03
	2nd Quarter	0.07	0.07
	(through April 6, 2009)

During the last two fiscal years, no cash dividends have been declared on Delta's common stock and Company management does not anticipate that dividends will be paid in the foreseeable future. As of April 6, 2009, there were 74 record holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as of December 31, 2008.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,500,000	$0.11	6,500,000
Equity compensation plans not approved by security holders
Total	3,500,000	$0.11	6,500,000

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

GENERAL

We were incorporated in the State of Delaware on November 17, 1999. If we are not able to generate the revenue we anticipate in our current business plan, we may be required to raise additional debt or equity capital.

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2008, we incurred a net loss of approximately $4.6 million, primarily due to a loss from continuing operations of approximately $2.3 million which included a $860,000 loss from the exchange of oil and gas investments, and a loss from discontinued operations of approximately $2.3 million. The loss from discontinued operations primarily consisted of a $2 million loss from the liquidation of the investment portfolio and approximately $467,000 in impairment charges, offset by a gain on disposal of discontinued operations of approximately $230,000. The Independent Auditors' Report and Note 1 of the Notes to Consolidated Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern.

2008 COMPARED TO 2007

For accounting and financial reporting purposes only, our acquisition of Altony on March 4, 2008 was treated as a reverse merger, with Altony as the acquirer. Our consolidated financial statements for the twelve months ended December 31, 2007 are those of Altony (including its SAHF subsidiary on a consolidated basis). In 2008, we incurred a loss from continuing operations of approximately $2,300,000 compared to net income of approximately $342,000 in the twelve months ended December 31, 2007.

PLAN OF OPERATION

Our South American Hedge Fund subsidiary has investments in oil and gas exploration and production in Argentina. Prior to its acquisition, the Company had established subsidiaries to conduct business operations focused on providing environmental and construction technologies and services in the Far East, the Middle East and the United States.

Following the acquisition of Altony and its South American Hedge Fund subsidiary, management has continued to pursue selected business opportunities in the Middle East. In 2008, we discontinued our construction technology business, our operations in the Far East (Indonesia) and the remaining activities of our real estate development joint ventures. In addition, the securities trading activities of the South American Hedge Fund were accounted for as discontinued operations.

South America

We have invested in ownership interests in four oil and gas concessions in Argentina. Our major source of revenue will derive form the sale of oil and natural gas produced by these concessions.

In 2009, we expect to become a 23.5% member of the Argentine-registered joint venture that owns the Jollin and Tonono Concessions where commercial sales of oil and gas are expected to begin during the second quarter.

We also expect in 2009 to become a 9% member of the joint venture that will own the Tartagal and Morillo Concessions, once that joint venture is formed, and we become a foreign registered company in Argentina. This concession is expected begin commercial production of oil during the second quarter.

In 2008, we acquired 40% ownership in the oil and gas exploration rights to five areas in Northern Argentina and intend to expand the exploration activities in 2009.

Middle East

Envirotech holds the exclusive Middle East distribution rights to a gas-imaging product, which detects and visualizes harmful gasses produced by oilfield and refinery operations. During 2008, this product was field tested by ARAMCO which is evaluating whether or not to purchase this product from Envirotech or a competitor.

Envirotech, as a distributor, introduced an organic supplement, designed to increase crop yield, to a major farming operation in Saudi Arabia that purchased sample quantities for field trials during 2008. Envirotech received sales commissions for these initial purchases. Subsequent purchases will depend upon the evaluation of the crop yield in the second quarter of 2009.

FUNDING

Our current business plan for 2009 and beyond anticipates substantial increases in revenue primarily from our investments in oil and gas concession in Argentina. If we do not achieve the expected levels of revenue, we may be required to raise additional capital through equity and/or debt financing.

LIQUIDITY

Because we have generated limited revenue from our current operations, we have incurred debt to pay our operating expenses.

At December 31, 2008 we had a working capital deficit of approximately $2,440,000 compared to a working capital surplus of approximately $4,470,000 in 2007. This increase for the year ended December 31, 2007 is primarily the result of the liquidation of the securities investment portfolio of the South American Hedge Fund and reinvestment in oil and gas concessions.

Since we had limited revenue in 2008, we will incur a working capital deficit until our revenue is sufficient to cover our operating expenses.

In 2008, to provide financing for our activities, we issued $280,553 of promissory notes to stockholders of the Company.

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

Other Matters

Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and its “Related Interpretive Accounting Pronouncements that Address Leasing Transactions,” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 4 of Notes to Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis. The Company will provide the additional disclosure required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157 on January 2009, as required, and does not believe they will have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for calendar year companies on January 1, 2008.  The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. EITF Issue No. 07-3 did not impact the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 62 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 does not expect to have a material impact on the Company’s Consolidated Balance Sheet.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission recently issued "Financial Reporting Release No.  60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements.  FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy.  For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements.

The Company assesses potential impairment of its long-lived assets, which include its property and equipment, investments, and its identifiable intangibles such as deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".  The Company must continually determine if a permanent impairment of its long-lived assets has occurred, such as oil and gas reserves, and write down the assets to their fair values and charge current operations for the measured impairment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates.

We do not have significant short-term investments, and due to their short-term nature, we believe that there is not a material risk exposure.

Credit Risk - Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Commodity Price Risk – We are exposed to market risks related to price volatility of crude oil and natural gas. The prices of crude oil and natural gas affect our revenues, since sales of crude oil and natural gas from our South American investments comprise nearly all of the components of our revenue.  A decline in crude oil and natural gas prices will likely reduce our revenues, unless there are offsetting production increases. We do not use derivative commodity instruments for trading purposes.

The prices of the commodities that the Company produces are unsettled at this time.  At times the prices seem to be drift down and then either increase or stabilize for a few days.  Current price movement seems to be slightly up but with the prices of the traditionally marketed products (gasoline, diesel, and natural gas as feed stocks for various industries, power generation, and heating) are not showing material increases.  Although prices are difficult to predict in the current environment, the Company maintains the expectation that demand for crude oil and natural gas will continue to increase for the foreseeable future due to the underling factors that oil and natural gas based commodities are both sources of raw energy and are fuels that are easily portable.

Foreign Currency Risk - Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because our revenue is reported in U.S. dollars, fluctuating exchange rates of the local currency, when converted into U.S. dollars, may have an adverse impact on our revenue and income. We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. We do not engage in financial transactions for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data.

DELTA MUTUAL, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2008 and 2007	18

Consolidated statements of operations for the years ended
December 31, 2008 and 2007	19

Consolidated statements of stockholders’ equity (deficiency)
as of December 31, 2008 and 2007	20

Consolidated statements of cash flows for the years ended
December 31, 2008 and 2007	22

Notes to consolidated financial statements	24

[LETTERHEAD OF WIENER, GOODMAN & COMPANY, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Mutual, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Delta Mutual, Inc. and subsidiaries (“Delta” or the “Company”) as of December 31, 2008 and the related consolidated statement of operations, stockholders’ deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Delta Mutual, Inc. and Subsidiaries, for the year ended December 31, 2007, were audited by other auditors whose report dated June 20, 2008, expressed an unqualified opinion on those statements.

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

In our opinion, the 2008 financial statements present fairly, in all material respects, the financial position of Delta Mutual, Inc. and subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  Company management has embarked upon a new mission and strategic direction, by establishing a series of subsidiaries and joint ventures, primarily engaged in providing environmental and construction technologies and services to certain geographic reporting segments.  During 2008, the Company has again changed direction and has invested in oil and gas concessions in South America.  As more fully explained in Note 1 to the financial statements, the Company has a deficiency in working capital at December 31, 2008, incurred losses from operations, needs to obtain additional financing to meet its obligations on a timely basis and to fulfill its proposed activities and ultimately achieve a level of sales adequate to support its cost structure.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

/s/ Wiener, Goodman & Company, P.C.

Eatontown, New Jersey
April 13, 2009

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS

Current Assets:
Cash	$13,957	$-
Investments	-	4,709,020
Total Current Assets	13,957	4,709,020

Property and equipment - net	804	-
Investments in non-consolidated affiliates	1,780,024	2,300,000
Other assets	650	-

TOTAL ASSETS	$1,795,435	$7,009,020

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$363,004	$239,552
Accrued expenses	1,363,395	-
Convertible debt	253,740	-
Notes payable	461,208	2,300,000
Total Current Liabilities	2,441,347	2,539,552

Stockholders' Equity (Deficiency):
Common stock $0.0001 par value - authorized 250,000,000 shares; 221,849,158 and 130,000,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	22,185	13,000
Additional paid-in-capital	3,762,831	2,587,000
Retained earnings (deficit)	(4,430,928)	1,869,468
Total Stockholders' Equity (Deficiency)	(645,912)	4,469,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$1,795,435	$7,009,020

See Notes to Consolidated Financial Statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
Revenue:
Sales commissions	$43,365	$-

Costs and expenses:

General and administrative expenses	1,490,333	-
Loss on sale/exchange of assets	860,000	-
	2,350,333	-

Loss from continuing operations	(2,306,968)	-

Interest income	26,386	-
Interest expense	6,746	-

Loss from continuing operations before provision for (benefit from) income taxes	(2,273,836)	-

Provision for (benefit from) Income taxes	-	-

Net loss from continuing operations	(2,273,836)	-

Discontinued operations:
Gain (loss) on disposal of Far East operations and
South American Hedge Fund operations, and
United States construction technology activity	(2,310,473)	341,556

Net earnings (loss)	$(4,584,309)	$341,556

Earnings (loss) per common share
Basic and diluted:
Net earnings from continuing operations	$(0.01)	$(0.00)

Discontinued operations:
Loss on disposal of Far East operations and United States construction technology activity	$(0.01)	$(0.01)

Net earnings (loss) per common share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding- basic and diluted	205,895,182	130,000,000

See Notes to Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Number of
	Common	Common	Paid in	Retained Earnings
	Shares	Stock	Capital	(Deficit)	Total

Balance, January 1, 2007	130,000,000	$13,000	$2,587,000	$1,527,912	$4,127,912

Net earnings	-	-	-	341,556	341,556

Balance, December 31, 2007	130,000,000	13,000	2,587,000	1,869,468	4,469,468

See Notes to Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Continued)

	Number of
	Common	Common	Paid in	Retained Earnings
	Shares	Stock	Capital	(Deficit)	Total

Balance, January 1, 2008	130,000,000	13,000	2,587,000	1,869,468	4,469,468

Effect of reverse acquisition	78,882,953	7,888	-	(1,716,087)	(1,708,199)

Issuance of common stock for services (valued at $0.02 - $0.05 per share)	10,550,000	1,055	237,445	-	238,500

Issuance of common stock for debt (valued at $0.05 - $0.07per share)	2,300,571	230	143,370	-	143,600

Issuance of common stock for interest (valued at $0.05- $0.07 per share)	115,634	12	7,036	-	7,048

Contribution from stockholder	-	-	1,000	-	1,000

Stock based compensation expense	-	-	786,980	-	786,980

Net loss	-	-	-	(4,584,309)	(4,584,309)

Balance, December 31, 2008	221,849,158	$22,185	$3,762,831	$(4,430,928)	$(645,912)

See Notes to Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007

Cash flows from operating activities:

Net earnings (loss)	$(4,584,309)	$341,556
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	25,641	-
Non-cash compensation	238,500	-
Impairment charge	467,995	-
Stock-based compensation expense	786,980	-
Loss on sale/exchange of assets	860,000	-
Gain on disposal of operations	(230,057)	-
Changes in operating assets and liabilities	(62,560)	-
Net cash provided by (used in) operating activities	(2,497,810)	341,556

Cash flows from investing activities:

Net cash acquired upon effect of reverse acquisition	57,633	1,207,947
Proceeds from sale of investments	7,263,823
Purchase of investments	(2,618,502)	(866,391)
Purchase of exploration rights	(697,000)
Purchase of concession investments	(1,720,000)
Net cash provided by (used in) investing activities	2,285,954	(341,556)

Cash flows from financing activities:
Proceeds from loans	280,553	-
Repayment of loan	(60,000)	-
Contribution from stockholder	1,000	-
Proceeds from minority interest	4,260	-

Net cash provided by financing activities	225,813	-

Net increase in cash	13,957	-
Cash - Beginning of period	-	-
Cash - End of period	$13,957	$-

See Notes to Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years Ended December 31,
	2008	2007
Changes in operating assets and liabilities consists of:
(Increase) decrease in prepaid expenses	$1,914	$-
Increase in accounts payable and accrued expenses	(64,474)	-
	$(62,560)	$-

Supplementary information:
Non-cash financing activities:
Issuance of common stock for debt	$143,600	$-

Issuance of common stock in lieu of payment of accrued interest	$7,048	$-

Issuance of common stock for services	$238,500	$-

Adjustment of purchase price of investments and related debt	$580,000

Details of reverse acquisition:
Fair value of assets acquired	$544,637
Liabilities assumed	2,226,836
Stockholders' deficiency assumed	$(1,708,199)

See Notes to Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Delta Mutual, Inc. and subsidiaries (“Delta” or the “Company”) was incorporated in Delaware on November 17, 1999. Since 2003, the principal business activities of the Company were focused on providing environmental and construction technologies and services to certain geographic reporting segments in the Far East, Middle East and the United States. During the year ended December 31, 2008, the Company discontinued all its operations in the Far East (Indonesia) and discontinued its construction technology activities that were conducted through its wholly owned U.S. subsidiary, Delta Technologies, Inc. See Notes 1, 4, 5 and 7 for further information regarding these discontinued operations.

On March 4, 2008, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Egani, Inc., an Arizona corporation (“Egani”). Pursuant to the Agreement, the Company acquired from Egani all of the issued and outstanding shares of stock of Altony S.A., an Uruguay Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (“SAHF”). At the closing of the Agreement, the Company issued 130,000,000 shares of its common stock to Egani for the purchase of all of the outstanding shares of stock in Altony which constituted, following such issuance, a majority of the outstanding shares of the Company’s common stock.

Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. For accounting purposes only, the transaction was treated as a recapitalization of the Company, as of March 4, 208, with Altony as the acquirer. The financial statements prior to March 4, 2008 are those of Altony and reflect the assets and liabilities of Altony at historical carrying amounts. The financial statements show a retroactive restatement of Altony’s historical stockholders’ equity to reflect the equivalent number of shares issued to Egani.

The principal business activity of Altony is the ownership and management of its SAHF subsidiary. During the year ended December 31, 2008, SAHF shifted its focus from investments in securities of Latin American entities to investments in oil and gas concessions and exploration rights in Argentina and intends to continue its focus on the energy sector, including the development and supply of energy and alternate energy sources in Latin America and North America.

In 2007, SAHF acquired partial ownership interests in four oil and gas concessions in Argentina. The majority owners of these concessions have established joint ventures, registered in Argentina, that are in the process of obtaining the necessary government and environmental permits to begin operations at these concessions. SAHF will become a member of the joint ventures in 2009, when it receives its foreign registration in Argentina. In the first quarter of 2008, SAHF agreed to exchange half of the ownership interests it held in the concessions to a third party, that agreed to assume 50% of the SHAF’s subsequent development costs related to these four concessions. As of December 31, 2008, the Company’s ownership interests in these concessions ranged from nine to 23.5 percent.

In 2008, SAHF acquired 40% of the rights to explore for oil and gas in five geographic areas located in Northern Argentina.

Following the acquisition of Altony, the Company continued to pursue selected business opportunities in the Middle East that are conducted by its joint venture subsidiary Delta-Envirotech, Inc. (“Envirotech”), headquartered in Virginia.

BASIS OF PRESENTATION

The Company's financial statements for the year ended December 31, 2008 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had limited revenue in 2008 and as of December 31, 2008, there was a working capital deficit of approximately $2.4 million. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company's business is subject to the risks of its oil and gas investments in South America. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the operations of the oil and gas concession in Argentina. There is no assurance the Company will ultimately achieve a profitable level of operations.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of oil and gas revenue adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its current activities and complete its proposed activities. However, there is no assurance that additional capital will be obtained or that the Company’s investments will be profitable. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The Company's financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of the common stock. The consolidated financial statements also include the accounts of any Variable Interest Entities ("VIEs") where the Company is deemed to be the primary beneficiary, regardless of its ownership percentage. All significant intercompany balances and transactions with consolidated subsidiaries are eliminated in the consolidated financial statements. Where the Company's ownership interest is less than 100 percent, the minority ownership interests are reported in the consolidated balance sheets as a liability. The minority ownership interest of the Company's earnings or loss, net of tax, is classified as "Minority interest share of income (loss) of consolidated subsidiaries" in the consolidated statement of operations.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the period. As the Company experienced a loss during the year ended December 31, 2008, potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt and stock options. As of December 31, 2008, there were 2,749,920 potential common shares related to convertible debt and 3,500,000 common shares related to stock options.

REVENUE RECOGNITION

The Company recognized revenue from the results of its investment portfolio as the difference between proceeds from the sale of securities and their acquisition cost, less commissions paid to the firm that conducts the securities transactions. The Company was in the business of trading securities and gains and losses from the sale of securities are included in the Company’s consolidated statement of operations.

EVALUATION OF LONG-LIVED ASSETS

The Company reviews property and equipment, finite-lived intangible assets and investments in nonconsolidated affiliates for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified. Because the Company discontinued its operations in the Far East (Indonesia) as of the quarter ended June 30, 2008 and discontinued its construction technology activities as of the quarter ended December 31, 2008, the fixed assets and intangible assets related to these operations were evaluated for impairment. Based on the results of that analysis, the Company recorded a $467,995 impairment charge related to these assets during the year ended December 31, 2008.

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

INVESTMENTS

At acquisition, marketable debt and equity securities are designated as trading securities which are carried at estimated fair value with unrealized gains and losses reflected in results of operations.

EQUITY METHOD INVESTMENTS

The Company accounts for non-marketable investments using the equity method of accounting if the investment gives it the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if there is an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for additional investments and their proportionate share of earnings or losses and distributions. The Company records its share of the investee’s earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes, in its consolidated statement of operations. Equity investments of less than 20% are stated at cost. The cost is not adjusted for its proportionate share of earnings or losses. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, the Company compares fair value of the investment to its carrying value to determine whether impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline to be other than temporary, the excess of the carrying value over the estimated fair value is recognized as impairment in the consolidated financial statements.

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan under which stock options are granted to employees. The Company accounts for stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment."

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in South America is the U.S. dollar. Translation adjustments are recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the years ended December 31, 2008 and 2007 and there were no adjustments to Cummulative Other Comprehensive Income.

POLITICAL RISK

The Company is exposed in the inherent risks for the foreseeable future of conducting business internationally. Language barriers, foreign laws and tariffs and taxation issues all have a potential effect on he Company’s ability to transact business. Political instability may increase the difficulties and costs of doing business. Accordingly, events resulting from changes in the political climate could have a material effect on the Company.

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

DISCONTINUED OPERATIONS

During the quarter ended June 30, 2008, the Company discontinued all its operations in the Far East (Indonesia). During the quarter ended December 31, 2008, the Company discontinued all of its construction technology activities that were carried out by its wholly owned subsidiary, Delta Technologies, Inc. and the trading of securities by its South American Hedge Fund subsidiary. These discontinued operations resulted in a gain (loss) of $(2,310,473) and $341,556 for the years December 31, 2008 and 2007, respectively.

Summarized statement of loss for discontinued operations is as follows:

	Years Ended December 31,

	2008	2007

Net sales	$(2,077,576)	$341,556

Impairment	(467,994)	—

Provision for income taxes	—	—

Loss from operations, net of tax	—	—

Gain on disposition of minority interests	230,057	—

Provision for income taxes	—	—

Loss from discontinued operations, net of tax	$(2,310,473)	$341,556

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments including cash, accounts payable, accrued expenses, notes payable and convertible debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and its “Related Interpretive Accounting Pronouncements that Address Leasing Transactions,” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 4 of Notes to Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis. The Company will provide the additional disclosure required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157 on January 2009, as required, and does not believe they will have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for calendar year companies on January 1, 2008.  The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. EITF Issue No. 07-3 did not impact the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 62 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 does not expect to have a material impact on the Company’s Consolidated Balance Sheet.

2. ACQUISITION

Effective March 4, 2008, the Company entered into a Membership Interest Purchase Agreement, pursuant to which the Company acquired from Egani, Inc. all the shares of stock of Altony SA, an Uruguayan Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (sometimes referred to as “SAHF”). At the closing of the Agreement, the Company issued 130,000,000 shares of its common stock to Egani, Inc. which constituted, following such issuance, a majority of the outstanding shares of its common stock. Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer.

The acquired assets and liabilities assumed of Delta Mutual from the reverse acquisition are as follows:

Cash	$57,623
Prepaid expenses	1,914
Property and equipment	462,842
Accumulated depreciation	(94,719)
Intangible asset-net	126,317
Other assets	650
Accounts payable	(173,370)
Accrued expenses	(1,225,674)
Convertible debt	(397,340)
Notes payable	(240,655)
Minority interests	(225,797)
Common stock	(7,888)
Deficit	1,716,087
$-0-

3. INVESTMENTS

Trading securities are comprised of public and private securities of Latin American entities. For the years ended December 31, 2008 and 2007, the Company incurred realized gains (losses) of $(2,072,536) and $342,056, respectively. Net gains for the year ended December 31, 2007, include $28,417 of unrealized gains. The fair market value of these investments as of December 31, 2008 and 2007 is indicated below:

	December 31,
	2008	2007
Public securities	$—	$322,463
Private securities	—	4,386,557
	$—	$4,709,020

4. PROPERTY AND EQUIPMENT

	December 31,
	2008	2007
Equipment	$6,277	$—

Leasehold improvements	7,807	—
	14,084	—
Less accumulated depreciation	13,280	—

	$804	$—

During 2008, the Company discontinued its operations in the Far East (Indonesia) and discontinued its construction technology activities. During the third and fourth quarters of 2008, the Company wrote off $268,127, the value of the equipment that was used in its Indonesian operations. During the fourth quarter of 2008, the Company wrote off $77,125, the value of the manufacturing equipment that was used to produce its insulating concrete form (ICF) building product.

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $22,066 and $-0-, respectively.

5. INTANGIBLE ASSETS

Intangible assets consisted of intellectual property from a patent application. The Company elected not to pursue the patent application and recorded an impairment charge of $122,742 of the unamortized amounts during the quarter ended June 30, 2008. Amortization expense was $3,575 and $-0-, for the years ended December 31, 2008 and 2007, respectively. Intangible assets consisted of the following:

	December 31,
	2008	2007
Gross Carrying Amount	$143,000	$—

Accumulated Amortization	143,000	—
Intellectual property costs	$—	$—

6. INVESTMENT IN NONCONSOLIDATED AFFILIATES

The Company has a 23.5% ownership interest in the Jollin and Tonono oil and gas concessions located in Northern Argentina. During 2007, the Company purchased a 47% ownership of these concessions and paid the purchase price by issuing a non-interest bearing note in the principal amount of $1,820,000 to Oxipetrol-Petroleros de Occidente S.A. (Oxipetrol), one of the other owners, with a maturity date of July 2008. The Company’s purchase price was based upon the price tendered by the original purchasers of the concessions that was and accepted by the Argentine government, who formerly owned these properties. The government uses a number of factors In determining the selling prices for oil and gas concession in Argentina, including the location and size of the concession and the current market prices of crude oil and natural gas. Prior to the maturity date, the Company and Oxipetrol mutually agreed to reduce the principal amount of the Company’s note primarily because of changes in oil and gas prices. Based upon the purchase price reduction, the Company repaid Oxipetrol $1,270,000 at the maturity date. Based on these circumstances, the Company recorded a one time, retroactive adjustment, reducing the value of this investment by $550,000 at December 31, 2008.

During 2008, the Company exchanged 50% of its ownership in this investment with a third party for no cash consideration, however, the acquirer contractually agreed to assume 50% of the Company’s obligations with respect to future development expenses. The Company recorded a $635,000 loss on disposition of this investment in its consolidated statement of operations.

During the year ended December 31, 2008, majority owners of the Jollin and Tonono concessions formed an Argentine-registered joint venture and paid, in the aggregate, approximately $848,00 of development costs, all of which were capitalized. Since the Company is not currently registered as a foreign company in Argentina, it could not become a member of the joint venture in 2008. The other owners of these concessions have agreed that, upon admission of the Company as a member of the joint venture, the Company will retain its 23.5% ownership. However, the Company’s weighted average pro-rata portion of the 2008 aggregate development cost, of approximately $223,024, all of which is included in accounts payable in the Company’s consolidated balance sheet at December 31, 2008, will be repaid to the other members from its pro-rata share of the future earnings. The Company has applied for foreign registration in Argentina and expects to be admitted as a member of the joint venture during 2009.

Currently, there is a producing oil well in operation at the Tonono Concession. This well also contains natural gas and can begin production upon completion of a pipeline to a nearby refinery that is currently in the pre-construction phase. If the anticipated oil and gas revenue does not offset the development costs for these concession in 2009 and beyond, or is not sufficient to repay the Company’s obligation to the other owners, the Company’s share of the development and operating expenses will be borne by the other owners subject to the repayment method described above.

During 2008, the Company purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina from Kestal, SA, a company that acquired 100% of these explorations rights from the government of Argentina in 2007. Kestal retained a 60% interest. The price Kestal paid to acquire these rights from the government was determined by the process described above. The Company paid the $697,000 purchase price in cash and incurred no additional costs or expenses related to this investment in 2008. The Company expects that in 2009 and 2010, substantially all of the exploration costs required to retain these exploration rights will be borne by the majority owner.

The Company has 9% ownership of the Tartagal and Morillo oil and gas concessions located in Northern Argentina. During 2007, the Company purchased an 18% ownership of these concessions and paid the purchase price by issuing a non-interest bearing note in the principal amount of $480,000 to Oxipetrol, one of the other owners, with a maturity date of July 2008. The purchase price for this investment was based on the original price paid to the Argentine government to acquire these concessions, following the process described above. Prior to the maturity date, the Company and Oxipetrol mutually agreed to reduce the principal amount of the Company’s note primarily because of changes in oil and gas prices. Based upon the purchase price reduction, the Company repaid Oxipetrol $450,000 at the maturity date. Based on these circumstances, the Company recorded a one time, retroactive adjustment reducing the value of this investment by $30,000 at December 31, 2008.

During 2008, the Company exchanged 50% of its ownership in this investment with a third party for no cash consideration, however, the acquirer contractually agreed to assume 50% of the Company’s obligations with respect to future development expenses. The Company recorded a $225,000 loss on disposition of this investment in its consolidated financial statements.

In March 2009, a Chinese company purchased 60% of the ownership in the Tartagal and Morillo Concessions, from the other majority owners, for total consideration of approximately $270 million. These funds will be used for development and operating expenses in 2009 and beyond.

The Company evaluated these investments for impairment and concluded that, except as described above, no loss in value occurred as of December 31, 2008. The following table summarizes the Company’s investments in these nonconsolidated affiliates.

	Concession	Exploration
	Investments	Rights	Total

At December 31, 2007	$2,300,000	$—	$1,820,000

Adjustment of purchase price	(580,000)	—	(580,000)

Disposition of investment, net	(860,000)	—	(860,000)

Additional investment in 2008	223,024	697,000	920,024

Equity in net earnings (loss)	—	—	—

At December 31, 2008	$1,083,024	$697,000	$1,708,024

7. INVESTMENT IN JOINT VENTURES

During 2008, the Company discontinued its operations in the Far East (Indonesia) and the operations of its Puerto Rico real estate development partnerships. For the year ended December 31, 2008, the Company wrote off all balances in connection with these joint ventures and recorded a gain on the disposal of the discontinued operations of approximately $230,057, which is included in discontinued operations on the Company’s consolidated statement of operations.

The Company continues to maintain a 45% interest in Delta-Envirotech, Inc. which meets the definition of a Variable Interest Entity as defined in Financial Accounting Standards Board Interpretation No. 46 (FIN 46),"Consolidation of Variable Interest Entities" requiring the beneficiaries of a variable interest entity to consolidate the entity. The primary beneficiary of a variable interest entity is the party that absorbs the majority of the expected losses of the entity or receives a majority of the entity's expected residual return, or both, as a result of ownership, contractual or other financial interest in the entity.

8. SHORT-TERM DEBT

	December 31,

	2008	2007
Notes payable to three investors, interest at 8%, due November 6, 2008 (1)	$150,655	$—

Note payable to third party, interest at 6%, due April 2009	30,000	—

Note payable to Oxipetrol-Petroleres de Occidenete, S.A., non-interest bearing, paid July 2008	—	2,300,000

Notes payable to stockholders, interest at 6%, due April 2009 or	280,553	—
on demand
	$461,208	$2,300,000

(1)The Company did not repay the notes at the maturity date. The Company is currently negotiating amended terms with the noteholders. If the Company and the noteholders can not agree upon an amendment to the note, including an extension of the maturity date, the Company may receive a notice of default. If the Company receives a notice of default and fails to repay the notes, the lenders could initiate legal proceedings and obtain a judgement against the Company.

Interest expense for the years ended December 31, 2008 and 2007 amounted to $(21,545) and $-0-, respectively. Accrued interest at December 31, 2008 and 2007 amounted to $24,370 and $-0-, respectively and is included in accrued expenses on the Company’s consolidated balance sheet.

9. CONVERTIBLE DEBT

In connection with the March 4, 2008 merger, the Company assumed convertible debt obligations of $397,340. A note in the principal amount of $193,740 was not repaid at its maturity date. The Company is currently negotiating amended terms with the noteholder. If the Company and the noteholder can not agree upon an amendment to the note, including an extension of the maturity date, the Company may receive a notice of default. If the Company receives a notice of default and fails to repay the note, the lender could initiate legal proceedings and obtain a judgement against the Company.

In April 2008, the Company issued 2,300,571 shares of common stock in payment of the aggregate principal amount of $143,600 of convertible notes and issued 115,634 shares of common stock in payment of the accrued interest of $7,048.

At December 31, 2008, the Company's outstanding convertible notes were convertible into 2,749,920 shares of common stock.

The following table shows the maturities by year of total face amount of the convertible debt obligations at December 31, 2008:

2009	$253,740
$253,740

For the year ended December 31, 2008, the Company recorded interest expense of $7,750. As of December 31, 2008, accrued interest of $42,275 is included in accrued expenses on the Company's consolidated balance sheet.

10. ACCRUED EXPENSES

Accrued expenses consists of the following:

	December 31,

	2008	2007
Professional fees	$33,000	$—
Interest expense	66,644	—
Payroll expense	644,508	—
Payroll expense-officers	50,296	—
Payroll tax expense	45,481	—
Accrued consulting fees	419,877	—
Other accrued expenses	103,589	—
	$1,363,395	$—

During the year ended December 31, 2008, pursuant to a written agreement with the former president of the Company, $117,436 of his accrued salary was eliminated.

11.   STOCKHOLDERS' EQUITY

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

a.              For the year ended December 31, 2008, the Company issued 2,300,571 shares of common stock upon the conversion of convertible notes in the principal amount of $143,600, valued at $0.05 - $0.07 per share; and issued 115,634 shares of common stock for payment of accrued interest in the amount of $7,048, valued at $0.05 - $0.07 per share.

b.              For the year ended December 31, 2008, the Company issued 10,550,000 shares of common stock for services valued at $238,500, valued at $0.02 - $0.07 per share.

12.   BUSINESS SEGMENT INFORMATION

The Company’s reporting business segments are geographic and include   North America (United States) and South America. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.

The following is a summary of key financial data:

	Years
	Ended December 31,
	2008	2007

Total Revenue:

United States	$43,365	$—
South America	—	—
	$43,365	$—
Income (Loss) from Continuing Operations:

United Sates	$(1,413,836)	$—
South America	(860,000)	—
	$(2,227,836)	$—
Long-lived Assets:

United States	$1,454	$—
South America	1,780,024	2,300,000
	$1,781,478	$2,300,000
Capital Expenditures:

United States	$—	$—
South America	—	—

Depreciation and Amortization:

United States	$25,066	$—
South America	—	—
	$25,066	$—

13.   INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

During the year ended December 31, 2008, the Company recorded a deferred tax asset associated with its net operating loss ("NOL") carryforwards of approximately $4,430,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future. The Company's NOL carryforward expires beginning in 2010 through 2017.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	For the Year Ended
	December 31, 2008
	Temporary	Tax
	Difference	Effect

Gross deferred tax asset:
United States net operating loss carryforward	$2,340,000	$796,000

Foreign net operating loss carryforward	2,090,000	710,000

Valuation allowance	(4,430,000)	(1,506,000)

Net deferred income tax asset	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years ended December 31,

	2008	2007
Total provision computed at the Federal statutory rate	$(1,558,700)	$(116,100)

Increase (decrease) in taxes resulting from:

Effect of unused operating losses	1,558,700	—

Permanent foreign difference	—	(116,100)
	$—	$—

The Company paid no taxes in 2007 on their operating profit due to its  tax exempt status in Uruguay.

14. SHARE BASED COMPENSATION

The Company records compensation expense in its consolidated statement of operations related to employee stock-based options and awards in accordance with SFAS No. 123(R) "Share-Based Payment."

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective contractual terms, net of estimated forfeitures. The Company has selected the modified prospective method of transition.

The Company also issues shares of its common stock to non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the year ended December 31, 2008, the Company issued and 10,550,000 shares, and recorded compensation expense of $238,500 in conjunction with the issuance of these shares.

Stock Option Plan

In conjunction with the March 4, 2008 merger, the Company assumed the obligation of 7,978,000 outstanding stock options at their fair value. As of December 31, 2008, 6,500,000 shares of common stock remain available for issuance under the stock option plan.

A summary of the status of the Company's options and stock awards under its stock option plan as of December 31, 2008 and changes during the year then ended, is presented below.

	2008		2007
	Shares	Weighted-Average Exercise Share Price	Shares	Weighted-Average Exercise Share Price

Options outstanding beginning of year	-	$-	-	$-
Options granted	-	$-	-	$-
Optionsassumed from acquisition	7,978,000	$0.11
Options exercised	-	$-	-	$-
Options cancelled/expired	(4,478,000)	$0.11	-	$-

Options outstanding - end of year	3,500,000	$0.11	-	$-

Option Price Range at End of Year	$0.11

Option price range for exercised shares	-		-

Options available for grant at end of year	3,500,000		-

Weighted - average fair value of options granted during the year	$—		$—

Stock compensation expense applicable to stock options for the year ended December 31, 2008 was approximately $787,000. The aggregate intrinsic value of options outstanding as of December 31, 2008 was $(245).

The following table summarizes information about fixed price stock options outstanding at December 31, 2008.

Range of	Number	Weighted-Average	Weighted-	Number	Weighted-
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Price	December 31,	Contractual	Exercise Price	December 31,	Exercise
	2008	Life		2008	Price

$0.11	3,500,000	2.5	$0.11	7,978,000	$0.11

All of the Company’s outstanding options were exercisable as of December 31, 2008.

At December 31, 2008, there was $622,290 of total unrecognized compensation cost related to share-based compensation arrangements granted under the stock option plan. The cost is expected to be recognized over a weighted average period of 2.5 years.

15. COMMITMENTS AND CONTINGENCIES

a.   Executive Employment Agreements

The Company has an employment agreement with its chief financial officer and had an employment agreement with its former president and CEO.

Peter F. Russo, the Company’s former president and CEO, resigned effective July 25, 2008. In conjunction with his resignation, Mr. Russo agreed to waive all of his accrued salary for the period prior to July 2004 in exchange for a cash payment from a stockholder. As of December 31, 2008, the Company had accrued salary liability to Mr. Russo of $48,750, which is included in accrued expenses on the Company's consolidated balance sheet.

The Company has an employment agreement with Martin G. Chilek, its chief financial officer. This agreement was renewed for an addition 12-month period on March 3, 2009. If Mr. Chilek's employment is terminated other than for "cause," or his employment agreement is not renewed by the Company, his base salary is continued for six months following his termination. The agreement also contains a provision for additional compensation if his employment is terminated without "cause" following a change in control. As of December 31, 2008, there was $50,296 of accrued salary liability to Mr. Chilek, which is included in accrued expenses on the Company’s consolidated balance sheet.

b.   Consulting Agreements

The Company had two consulting agreements that had been terminated or expired during the year ended December 31, 2008.

As of December 31, 2008, consulting fees of $419,877 are included in accrued expenses on the Company's consolidated balance sheet.

c. Leases

The Company’s lease for its principal office space in Arizona became effective in February 2009 for a period of 24 months. The Company’s Pennsylvania office lease was amended in 2008 and is currently on a month-to-month basis. Delta-Envirotech has a month-to-month lease for office space in Virginia.

Future minimum lease payments are as follows:

Year ending December 31,
2009	$28,590
2010	5,718
$34,308

For the year ended December 31, 2008, rent expense was $31,800.

16. LEGAL PROCEEDINGS

On September 16, 2008, the Company was notified of a complaint filed with the Pennsylvania Department of Labor & Industry by its former President and CEO alleging non-payment of wages in the amount of $53,271. The Company also received notice of a similar complaint filed by a former employee alleging non-payment of wages in the amount of $17,782. In October 2008, the Company entered into repayment agreements with both of the former employees. The Company has not made any payments to these two former employees pursuant to the agreements. The Company believes the resolution of this matter will not have a material effect on the Company or its operations.

On February 5, 2009, the Company was notified that it was named as a co-defendant in a citation corporate filed in the District Court in Harris County, Texas in November 2007, by Equisource Ventures. The suit alleges breach of contract and unjust enrichment, and the plaintiff seeks actual and exemplary damages for unpaid consulting fees, attorneys’ fees, other costs and interest. The Company denies any wrongdoing and will contest vigorously the claims asserted against it. The Company also believes that the resolution of this matter will have no material effect upon the Company or its operations.

17.  SUBSEQUENT EVENTS

a.
During the first quarter of 2009, the Company borrowed $61,980 from a stockholder, a related party, and an officer of the Company, pursuant to 6% promissory notes, payable upon written demand by the lenders.

b.	During April 2009, the Company borrowed $14,987 from a related party pursuant to a 6% promissory note, payable upon written demand by the lender.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our chief executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our chief executive and financial officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2008, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, the executive officers and director of Delta Mutual, Inc. were as follows:

NAME	AGE	TITLE(S)
Daniel R. Peralta	55	President, CEO and Director

Malcolm W. Sherman	73	Executive Vice President and Director

Martin G. Chilek	58	Sr. Vice President, Chief
		Financial Officer, Treasurer and Secretary

Daniel R. Peralta joined the Company on January 20, 2009 as President and CEO and a director. Dr. Peralta is also President and a director of Egani, Inc., a financial and international business consulting firm. He also serves as President and a director of Egani S.A., an affiliated company. Since July of 2008, Dr. Peralta has served as an advisor to the Company’s wholly owned subsidiary, South American Hedge Fund, for its oil and gas activities in Argentina. He has also served in various advisory capacities to the Argentine government and as a board member of the Central Bank of Argentina and Vaisala oy Finland-Argentina. He is the author of several publications on finance and economic development in South America. Dr. Peralta received a doctoral degree in business administration from Belgrano University (Buenos Aires, Argentina) and a bachelor’s degree in aeronautical engineering form the National Technical
University of Argentina.

Malcolm W. Sherman was appointed to fill a vacancy on our board of directors on July 11, 2008. He was appointed Executive Vice President on July 28, 2008. Mr. Sherman also serves as President and a director of Security Systems International, Inc., a company that provides security systems for government building, industrial facilities, oil refineries and other facilities in the Middle East. From May 2000 to July 2005, Mr. Sherman served as director of marketing for ZAFF International Ltd. a Saudi Arabian technology company. During his career, Mr. Sherman also served as a director of two public companies. He was a member of the founding team of Taser International, Inc. and served on its board from 1993 to 1999. He also served as executive vice president and director of Ronco, Inc. from 1981 to 1989. Mr. Sherman received a B.S. degree in business administration from the University of Miami.

Martin G. Chilek joined the Company as Vice President, CFO, Treasurer and Assistant Secretary in January 2004. He was promoted to Senior Vice President and elected Secretary in March 2006. Prior to joining the Company, Mr. Chilek was an independent consultant providing transitional management, strategic planning and financial management services to private and public companies. Mr. Chilek also served as a general partner of the Edison Venture Fund from 1992 to 1995. Employed for over 12 years by Humana Inc., a publicly traded healthcare company, he served in several positions of increasing responsibility, including director of acquisitions and corporate development and the director of Humana Venture Capital, the company’s equity investment subsidiary. He earned an AB degree from Lafayette College and a master’s degree in business and healthcare administration from Duke University.

AUDIT COMMITTEE

Our board of directors currently serves as our audit committee. The audit committee is responsible for recommending independent auditors and reviewing management actions in matters relating to audit functions. The committee reviews, with independent auditors, the scope and results of its audit engagement, the system of internal controls and procedures and reviews the effectiveness of procedures intended to prevent violations of laws.

The audit committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, meets with management and the auditors prior to filing of officers’ certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls.

CODE OF CONDUCT

We have a corporate code of conduct and a corporate disclosure policy in place, which provide for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders. Our corporate code of conduct includes a code of ethics for our officers and employees as to workplace conduct, dealings with customers, compliance with laws, improper payments, conflicts of interest, insider trading, company confidential information, and behavior with honesty and integrity. Our corporate disclosure policy includes guidelines for publicly disseminating financial and other material developments to the investing public. A copy of this code of conduct is published on our website www.deltamutual.com. We intend to disclose any future amendments to, or waivers from, certain provisions of our Code of Conduct on this website within five business days following the date of such amendment or waiver.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We believe that during 2008, all of our officers and directors complied with the reporting requirements of Section 16(a), except as follows. During 2008, James L. Wientraub, prior to his resignation as a director, failed to file Form 3 Initial Statement of Beneficial Ownership within 10 days of his appointment as a director on January 28, 2008. Mr. Wientraub filed such Form 3 on March 11, 2008.

In 2008, prior to his being appointed an officer and director on January 20, 2009, Daniel R. Peralta, who together with his wife Laura M. Gallo, controls Egani, Inc., the owner of in excess of 10% of our common stock, failed to file Form 3 Initial Statements of Beneficial Ownership within 10 days of acquisition of such shares on March 4, 2008.  Such Form 3’s were filed on July 28, 2008 by Laura M. Gallo and on July 29, 2008 by Daniel R. Peralta.

Item 11. Executive Compensation.

Compensation paid by the Company and its subsidiaries to the Company’s Executive Officers (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- sation	Total ($)
Peter F. Russo, President and CEO (1)	2008	$8,125							$8,125
Peter F. Russo, President and CEO	2007	$97,500							$97,500

Martin G. Chilek, Chief Financial Officer	2008	$39,704							$39,704
Martin G. Chilek, Chief Financial Officer	2007	$91,000							$91,000

Malcolm W. Sherman, Executive Vice President (2)	2008	$-0-							$-0-

(1)	Mr. Russo resigned as President and a director effective July 25, 2008.While he served as a director of the Company he received no additional compensation for serving in that capacity.

(2)	Mr. Sherman served without compensation as an executive officer and director of the Company in 2008.

EXECUTIVE COMPENSATION NARRATIVE

Peter F. Russo, the Company’s former president and CEO, resigned effective July 25, 2008. In conjunction with his resignation, Mr. Russo agreed to waive all of his accrued salary for the period prior to July 2004 in exchange for a cash payment from a stockholder.

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

Any compensation arrangements to which Dr. Peralta and Mr. Sherman may be parties in their capacity as executive officers of the Company have not yet been established by the Board of Directors.

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

COMPENSATION PLANS

STOCK OPTION PLAN

In August 2004, our stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), pursuant to which 10,000,000 shares of common stock were reserved for issuance. As of December 31, 2008, 6,500,000 shares were available for the grant of options under the 2004 Plan.

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

OTHER PLANS

We have not adopted any other deferred compensation, pension, profit sharing, stock option plan or programs for the benefit of our officers or employees. During 2008, the Company suspended the health and dental insurance benefit plans that were available to all full time employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of April 6, 2009, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage**
	Beneficially

Daniel R. Peralta (1)	132,691,000	59.81%

Malcolm W. Sherman (2)	10,000,000	4.51%

Martin G. Chilek (3)	2,050,000	0.92%

All Officers and Directors as a Group	144,741,000	65.24%

** Based on 221,849,158 shares outstanding on April 6, 2009.

(1) In addition to 2,691,000 shares owned directly, Dr. Peralta is the beneficial owner of 130,000,000 shares owned directly by Egani, Inc., which is owned by Daniel R. Peralta and Laura Monica Gallo, husband and wife, each of whom owns 50% of the outstanding equity interests of Egani, Inc. Dr. Peralta is the President and controls the operations of Egani, Inc. The address of Egani, Inc. is 8260 East Raintree Drive, Scottsdale, AZ 85206. 1,577,150 shares of common stock are owned directly by Dr. Peralta’s son, Santiago Peralta. Dr. Peralta disclaims beneficial ownership of the shares held by his son. Dr. Peralta’s address is c/o Delta Mutual, Inc., 14301 North 87th Street, #310, Scottsdale, AZ 85260.

(2) Mr. Sherman owns beneficially 10,000,000 shares owned by Security Systems International, Inc. of which Mr. Sherman is the president and a director and the majority stockholder. The address of Security Systems International, Inc. is 9034 East Caribbean Lane, Scottsdale, AZ 85260. Mr. Sherman’s address is c/o Delta Mutual, Inc. 14301 North 87th Street, #310, Scottsdale, AZ 85260.

(3) In addition to 50,000 shares owned beneficially, Mr. Chilek holds options expiring July 3, 2011 to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $0.11 per share. Mr. Chilek’s address is c/o Delta Mutual, Inc., 14301 North 87th Street, #310, Scottsdale, AZ 85260.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Effective March 4, 2008, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with Egani, Inc., an Arizona corporation, (“Egani”), providing for the acquisition by the Company from Egani 100% of the shares of stock held by it in Altony SA, an Uruguay Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (“SAHF”). In connection with the Agreement, we issued 130,000,000 shares of our common stock to Egani, and also issued 10,000,000 shares to Security Systems International, Inc.(“SSI”), owned by Malcolm Sherman, our Executive Vice President and director, pursuant to a Consulting Services Agreement, dated September 10, 2007, between the Company and SSI. At the Closing of the purchase of all of the shares of stock of Altony on March 4, 2008, we issued to Egani 130,000,000 shares of our common stock, which constitutes following such issuance a majority of our outstanding shares of common stock. The stockholders of Egani are Daniel R. Peralta and Monica Laura Gallo, husband and wife, each a beneficial owner of 65,000,000 million shares of our common stock. The consideration furnished by Egani was comprised of all of the outstanding shares of stock of Altony SA and 100% of the membership interests in South American Hedge Fund LLC, valued at $2,600,000 based on the market value of 130,000,000 shares of our common stock on March 4, 2008, that we issued to acquire these assets. The sources of funds used by the beneficial owners of Egani to acquire control of the Company were personal funds.

During 2008, Egani made loans to the Company as set forth below:

Date of Note	Principal Amount	Interest Rate	Maturity Date
March 6, 2008	$21,000	6%	April 16, 2009
April 28, 2008	9,550	6%	April 16, 2009
September 18, 2008	13,350	6%	April 16, 2009
Total	$43,900

On October 3 and November 20, 2008, the Company issued to Santiago Peralta, the son of Daniel Peralta, demand 6% promissory notes in the respective principal amounts of $10,000 and $14,000, representing amounts loaned to the Company by Mr. Peralta on these dates.

During 2008, SSI made loans to the Company as set forth in the table below:

Date of Note	Principal Amount	Interest Rate	Maturity Date
March 6, 2008	$100,000	6%	April 17, 2009
April 15, 2008	20,000	6%	April 17, 2009
May 14, 2008	16,900	6%	April 17, 2009
July 7, 2008	22,413	6%	On Demand
September 19, 2008	16,650	6%	On Demand
October 22, 2008	28,500	6%	On Demand
December 15, 2008	8,190	6%	On Demand
Total	$212,653

Item 14.  Principal Accountant Fees and Services

(1) Aggregate fees for the last two years:

	2008	2007

	$37,240	$41,071

(2) Audit related fees:	2008	2007

	$37,240	$41,071

(3) Tax fees:
	2008	2007

	$-0-	$-0-

(4) All other fees: NA

(5) Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant's full time employees: NA

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

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

3.1c
Certificate of Amendment to Certificate of Incorporation,   filed June 26,2007. Incorporated herein by reference to, Exhibit 3.1c to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

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

10.16
Agreement, dated January 14, 2004, by and between Delta   Mutual, Inc. and Hi-Tech Consulting and Construction, Inc. Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 6, 2004.

10.26
Executive Employment Agreement, dated May 23, 2005, between   Delta Mutual, Inc. and Martin G. Chilek. Incorporated herein by reference to Exhibit 10.26 to the Company's Current  Report on Form 8-K, filed with the Commission on May 25, 2005.

10.33e
Form of Amended and Restated 8% Term Notes issued March 6, 2008  by Delta  Mutual, Inc. in the aggregate principal amount of $150,655. Incorporated herein by reference to Exhibit 10.33e to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 15, 2008.

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

10.37
Form of 6% promissory notes issued March 6, 2008 by the Company in the aggregate principal amount of $121,000. Incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.37a
Amendment, dated as of September 2, 2008, to 6% Promissory Note   in the principal amount of $21,000. Incorporated herein by   reference to Exhibit 10.37a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.37b
Amendment, dated as of September 18, 2008, to 6% Promissory  Note in the principal amount of $100,000. Incorporated herein by reference to Exhibit 10.37b to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18,   2008.

10.38
6% Promissory Note of the Company issued in the principal amount of $20,000 on April 15, 2008. Incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.38a
Amendment, dated as of October 8, 2008, to 6% Promissory  Note in the principal amount of $20,000. Incorporated herein by reference to Exhibit 10.38a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18,   2008.

10.39
6% Promissory Note of the Company issued in the principal amount of $9,550 on April 28, 2008. Incorporated herein by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.39a
Amendment, dated as of October 10, 2008, to 6% Promissory  Note in the principal amount of $9,550. Incorporated herein by reference to Exhibit 10.39a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18,   2008.

10.40
6 % Promissory Note of the Company issued in the principal  amount of $16,900 on May 14, 2008. Incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.40a
Amendment, dated as of November 4, 2008, to 6% Promissory Note in the principal amount of $16,900. Incorporated herein by reference to Exhibit 10.40a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18,   2008.

10.42
6% Promissory Note of the Company issued in the principal   amount of $22,413 on July 7, 2008. Incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18,   2008.

10.43
6% Promissory Note of the Company issued in the principal   amount of $13,350 on September 18,2008. Incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18,   2008.

10.44
6% Promissory Note of the Company issued in the principal   amount of $16,650 on September 19,2008. Incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18,   2008.

10.45
6% Promissory Note of the Company issued in the principal   amount of $10,000 on October 3, 2008. Incorporated herein by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18,   2008.

10.46
6% Promissory Note of the Company issued in the principal   amount of $28,500 on October 22, 2008. Incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18,   2008.

10.47	6% Promissory Note dated as of November 20, 2008 by Delta Mutual, Inc. to Santiago Peralta in the principal amount of $14,000, filed herewith.

10.48	Amendment dated as of November 24, 2008 to 6% promissory notes issued to Egani, Inc. in the aggregate principal amount of $43,900, filed herewith.

10.49	Amendment dated as of December 14, 2008 t 6% promissory notes issued to Security Systems International, Inc. in the aggregate principal amount of $136,900, filed herewith.

10.50	6% Promissory Note dated as of December 15, 2008 to Security Systems International, Inc. in the principal amount of $8,190, filed herewith.

10.51	6% Promissory Note dated as of January 22, 2009 to Security Systems International, Inc. in the principal amount of $7,686, filed herewith.

10.52	6% Promissory Note dated as of February 10, 2009 to Security Systems International, Inc. in the principal amount of $15,950, filed herewith.

10.53	6% Promissory Note dated as of February 18, 2009 to Security Systems International, Inc. in the principal amount of $5,000, filed herewith.

10.54	6% Promissory Note dated as of February 19, 2009 to Malcolm W. Sherman in the principal amount of $5,000, filed herewith.

10.55	6% Promissory Note dated as of March 20, 2009 to Security Systems International, Inc. in the principal amount of $19,767, filed herewith.

10.56	6% Promissory Note dated as of March 25, 2009 to Security Systems International, LLC in the principal amount of $8,577, filed herewith.

10.57	6% Promissory Note dated as of April 2, 2009 to Security Systems International, LLC in the principal amount of $14,987, filed herewith.

14.	Delta Mutual, Inc. Code of Conduct and Business Ethics. Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

Dated: April 14, 2009

By:/s/ Daniel R. Peralta
Daniel R. Peralta
President, Chief Executive Officer and Director

By:/s/ Martin G. Chilek
Martin G. Chilek
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on April 14, 2009.

/s/ Daniel R. Peralta
Daniel R. Peralta, President, Chief Executive Officer and Director

/s/ Malcolm W. Sherman
Malcolm W. Sherman
Executive Vice President and Director