Form 10-Q
period 2009-03-31
DELTA MUTUAL INC
filed 2009-05-20
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ____________

Commission File Number 000-30563

DELTA MUTUAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	14-1818394
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14301 North 87th Street, #130, Scottsdale, AZ	85260
(Address of Principal Executive Offices)	(Zip Code)

(480) 221-1989
(Registrant’s Telephone Number, Including Area Code)
_________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
☐ Yes    ☒ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 223,849,158 as of May 15, 2009.

DELTA MUTUAL, INC.

INDEX

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2009 and as of
	December 31, 2008 (unaudited)	2

	Consolidated Statements of Operations for the Three Months Ended
	March 31, 2009 and 2008 (unaudited)	3

	Consolidated Statements of Stockholders’ Equity (Deficiency) as of
	March 31, 2009 (unaudited)	4-5

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2009 and 2008 (unaudited)	6-7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures.	28

Part II. Other Information		28

Item 1.	Legal Proceedings	28

Item 5.	Other Information.	29

Item 6.	Exhibits.	29

Signatures		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in  conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$4,801	$13,957

Property and equipment - net	634	804
Investments in non-consolidated affiliates	1,973,524	1,780,024
Other assets	7,083	650

TOTAL ASSETS	$1,986,042	$1,795,435

LIABILITIES AND DEFICIENCY

Current Liabilities:
Accounts payable	$354,565	$363,004
Accrued expenses	1,406,557	1,363,395
Convertible debt	253,740	253,740
Notes payable	727,971	461,208
Total current liabilities	2,742,833	2,441,347

Deficiency
Delta Mutual Inc. and Subsidiaries Stockholders' Deficiency:
Common stock $0.0001 par value - authorized
250,000,000 shares; 221,849,158 shares issued
and outstanding at March 31, 2009 and
December 31, 2008, respectively	22,185	22,185
Additional paid-in-capital	3,958,576	3,762,831
Deficit	(4,737,552)	(4,430,928)
Total Delta Mutual Inc. and Subsidiaries Stockholders' Deficiency:	(756,791)	(645,912)

Noncontrolling interest	-	-
Total Deficiency	(756,791)	(645,912)

TOTAL LIABILITIES AND DEFICIENCY	$1,986,042	$1,795,435

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Revenue:	$-	$-

Costs and expenses:
General and administrative expenses	290,140	601,678

Loss from continuing operations	(290,140)	(601,678)
		-
Interest expense	(9,971)	32,209

Loss from continuing operations before provision
for income taxes	(300,111)	(569,469)

Provision for income taxes	-	-

Net loss from continuing operations	(300,111)	(569,469)

Discontinued operations:
Gain (loss) of disposal of Far East operations
and South American Hedge Fund operations,
and United States construction technology
activities	(6,513)	(2,053,680)

Net loss	(306,624)	(2,623,149)

Less: Net loss attributable to noncontrolling
interest	-	-

Net loss attributable to Delta Mutual Inc.
and Subsidiaries	$(306,624)	$(2,623,149)

Loss per common share - basic and diluted:

Loss from continuing operations attributable to
Delta Mutual Inc. and Subsidiaries
common shareholders	$-	$-

Discontinued operations attributable to
Delta Mutual Inc. and Subsidiaries
common shareholders	-	(0.02)

Net loss attributable to Delta Mutual Inc. and
Subsidiaries common shareholders
	$-	$(0.02)

Weighted average common shares - basic
and diluted	221,849,158	157,652,474

Amounts attributable to Delta Mutual Inc. and
subsidiaries common shareholders:
Net loss	$(306,624)	$(2,623,149)

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

	Number of			Retained
	Common	Common	Paid in	Earnings	Noncontrolling
	Shares	Stock	Capital	(Deficit)	Interest	Total
Balance, January 1, 2008	130,000,000	$13,000	$2,587,000	$1,869,468	$-	4,469,468

Effect of reverse acquisition	78,882,953	7,888	-	(1,716,087)		(1,708,199)

Issuance of common stock for services
(valued at $0.02 - $0.05 per share)	10,550,000	1,055	237,445	-		238,500

Issuance of common stock for debt	2,300,571	230	143,370	-		143,600
(valued at $0.05 - $0.07per share)

Issuance of common stock for interest	115,634	12	7,036	-		7,048
(valued at $0.05- $0.07 per share)

Contribution from stockholder	-	-	1,000	-		1,000

Stock based compensation expense	-	-	786,980	-		786,980

Net loss	-	-	-	(4,584,309)	-	(4,584,309)
Balance, December 31, 2008	221,849,158	22,185	3,762,831	(4,430,928)	-	(645,912)

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

	Number of			Retained
	Common	Common	Paid in	Earnings	Noncontrolling
	Shares	Stock	Capital	(Deficit)	Interest	Total
Balance, January 1, 2009	221,849,158	22,185	3,762,831	(4,430,928)	-	(645,912)

Contribution from stockholder	-	-	(1,000)	-		(1,000)

Stock based compensation expense	-	-	196,745	-		196,745

Net loss	-	-	-	(306,624)	-	(306,624)
Balance, March 31, 2009	221,849,158	$22,185	$3,958,576	$(4,737,552)	$-	$(756,791)

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating
activities:
Net loss	$(306,624)	$(2,623,149)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	170	12,996
Non-cash compensation	-	200,000
Noncontrolling interest in income (loss) of
consolidated subsidiaries	-	(7,295)
Compensatory element of option
issuance	196,745	196,745
Changes in operating assets
and liabilities	28,290	(191,730)

Net cash used in operating activities	(81,419)	(2,412,433)

Cash flows from investing activities:
Increase in investments	(193,500)	-

Proceeds from sale of investments	-	2,299,424

Net cash provided by (used in)
investing activities	(193,500)	2,299,424

Cash flows from financing activities:
Proceeds from loans	266,763	121,000
Repayment of loan	-	(60,000)
Contribution from stockholder	(1,000)	-
Proceeds from minority interest	-	7,073

Net cash provided by
financing activities	265,763	68,073

Net decrease in cash	(9,156)	(44,936)
Cash - Beginning of period	13,957	57,633
Cash - End of period	$4,801	$12,697

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)

	Three Months Ended March 31,
	2009	2008
Supplementary information:
Changes in operating assets and
liabilities consists of:
Decrease in other assets	$(6,433)	$-
Increase in accounts payable
and accrued expenses	34,723	(191,730)
	$28,290	$(191,730)

Issuance of common stock for services	$-	$200,000

See Notes to Unaudited Consolidated Financial Statements

                 DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of March 31, 2009 and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented herein have been prepared by Delta Mutual, Inc. and Subsidiaries (the “Company” or “Delta”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, changes in stockholders’ deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.

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

In 2007, SAHF acquired ownership interests in four oil and gas concessions in Argentina. The majority owners of these concessions have established joint ventures, registered in Argentina, that are in the process of obtaining the necessary government and environmental permits to begin operations at these concessions. SAHF will become a member of the joint ventures in 2009, when it receives its foreign registration in Argentina. In the first quarter of 2008, SAHF agreed to exchange half of the ownership interests it held in the concessions to a third party, that agreed to assume 50% of the SHAF’s subsequent development costs related to these four concessions. As of December 31, 2008, the Company’s ownership interests in these concessions ranged from nine to 23.5 percent.

In 2008, SAHF acquired 40% of the rights to explore for oil and gas in five geographic areas located in Northern Argentina.

Following the acquisition of Altony, the Company continued to pursue selected business opportunities in the Middle East that are conducted by its joint venture subsidiary Delta-Envirotech, Inc. (“Envirotech”), headquartered in Virginia.

BASIS OF PRESENTATION

The consolidated financial statements for the period ended March 31, 2009 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the period. As the Company experienced a loss during the three months ended March 31, 2009, potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt and stock options. As of March 31, 2009 and 2008, there were 2,749,920 and 4,421,920 potential common shares, respectively, related to convertible debt and 3,500,000 and 6,998,000 common shares, respectively, related to stock options.

REVENUE RECOGNITION

The Company recognized revenue from the results of its investment portfolio as the difference between proceeds from the sale of securities and their acquisition cost, less commissions paid to the firm that conducts the securities transactions. The Company was in the business of trading securities and gains and losses from the sale of securities are included in the Company’s consolidated statements of operations.

EVALUATION OF LONG-LIVED ASSETS

The Company reviews property and equipment, finite-lived intangible assets and investments in non-consolidated affiliates for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in Statement of Financial Accounting Standards (“SFAS”) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in South America is the U.S. dollar. Translation adjustments are recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the three months ended March 31, 2009 and 2008, and there were no adjustments to Cumulative Other Comprehensive Income.

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

DISCONTINUED OPERATIONS

During the quarter ended June 30, 2008, the Company discontinued all its operations in the Far East (Indonesia). During the quarter ended December 31, 2008, the Company discontinued all of its construction technology activities that were carried out by its wholly owned subsidiary, Delta Technologies, Inc. and the trading of securities by its South American Hedge Fund subsidiary. These discontinued operations resulted in a gain (loss) of $(6,513) and $(2,053,680) for the three months ended March 31, 2009 and 2008, respectively.

Summarized statement of loss for discontinued operations is as follows:

	Three Months Ended March 31,
	2009	2008
Net sales	$—	$—

Impairment	—	—

Provision for income taxes	—	—

Loss from operations,net of tax	(6,513)	(2,053,680)

Gain on disposition of minority interests	—	—

Provision for income taxes	—	—
Loss from discontinued operations, net of tax	$(6,513)	$(2,053,680)

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments including cash, accounts payable, accrued expenses, notes payable and convertible debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and its “Related Interpretive Accounting Pronouncements that Address Leasing Transactions,” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 4 of Notes to Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis. The Company completed its implementation of SFAS no. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations.” This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company has adopted SFAS No. 141(R) effective January 1, 2009 and it did not have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 62 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The Company has adopted SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008. The Company has adopted SFAS No. 160 effective January 1, 2009 and it did not have a material impact on its financial statements.

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
$-0-

3. INVESTMENTS

Trading securities are comprised of public and private securities of Latin American entities. For the three months ended March 31, 2009 and 2008, the Company incurred realized gains (losses) of $-0- and $(2,072,536), respectively. The fair market value of these investments as of March 31, 2009 and December 31, 2008 is indicated below:

	March 31, 2009	December 31, 2008
Public securities	$—	$—
Private securities	—	—
	$—	$—

4. PROPERTY AND EQUIPMENT

	March 31, 2009	December 31, 2008
Equipment	$6,277	$6,277
Leasehold improvements	7,807	7,807
	14,084	14,084
Less accumulated depreciation	13,450	13,280
	$634	$804

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

Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $170 and $11,208, respectively.

5. INTANGIBLE ASSETS

Intangible assets consisted of intellectual property from a patent application. The Company elected not to pursue the patent application and recorded an impairment charge of $122,742 of the unamortized amounts during the quarter ended June 30, 2008. Amortization expense was $-0- and $1,788 for the three months ended March 31, 2009 and 2008, respectively. Intangible assets consisted of the following:

	March 31, 2009	December 31, 2008
Gross Carrying Amount	$—	$—
Accumulated Amortization	—	—
Intellectual property costs	$—	$—

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

Currently, there is an oil well certified for commercial operation at the Tonono Concession. Delivery of the commercial production from this well is expected during the second quarter. A well on the Jollin Concession contains natural gas and can begin production upon completion of a connecting pipeline that will connect this well to a major distribution pipeline. The connecting pipeline is owned by the joint venture and is currently in the pre-construction phase. If the anticipated oil and gas revenue does not offset the development costs for these concession in 2009 and beyond, or is not sufficient to repay the Company’s obligation to the other owners, the Company’s share of the development and operating expenses will be borne by the other owners subject to the repayment method described above. During the first quarter of 2009, the Company paid approximately $193,500 for development expenses at the Jollin and Tonono concessions, all of which was capitalized, and is included in the Company’s consolidated financial statements.

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

In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo Concessions, from the other majority owners, for total consideration of approximately $270 million. These funds will be used for development and operating expenses in 2009 and beyond.

The Company evaluated these investments for impairment and concluded that, except as described above, no loss in value occurred as of March 31, 2009. The following table summarizes the Company’s investments in these nonconsolidated affiliates.

	Concession Investments	Exploration Rights	Total
At December 31, 2007	$2,300,000	$—	$2,300,000
Adjustment of purchase price	(580,000)	—	(580,000)
Disposition of investment, net	(860,000)	—	(860,000)
Additional investment in 2008	223,024	697,000	920,024
Equity in net earnings (loss)	—	—	—
At December 31, 2008	1,083,024	697,000	1,780,024
Additional investments in 2009	193,500	—	193,500
At March 31, 2009	$1,276,524	$697,000	$1,973,524

7. NONCONTROLLING INTEREST

During 2008, the Company discontinued its operations in the Far East (Indonesia) and the operations of its Puerto Rico real estate development partnerships. For the year ended December 31, 2008, the Company wrote off all balances in connection with these joint ventures and recorded a gain on the disposal of the discontinued operations of approximately $230,057, which was included in discontinued operations on the Company’s consolidated statements of operations for the year ended December 31, 2008.

The Company continues to maintain a 45% interest in Delta-Envirotech, Inc. which meets the definition of a Variable Interest Entity as defined in Financial Accounting Standards Board Interpretation No. 46 (FIN 46),"Consolidation of Variable Interest Entities" requiring the beneficiaries of a variable interest entity to consolidate the entity. The primary beneficiary of a variable interest entity is the party that absorbs the majority of the expected losses of the entity or receives a majority of the entity's expected residual return, or both, as a result of ownership, contractual or other financial interest in the entity. Effective January 1, 2009, the Company completed its implementation of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An Amendment of ARB No. 51.”

8. SHORT-TERM DEBT

	March 31, 2009	December 31, 2008
Notes payable to three investors, interest at 8%, due November 6, 2008 (1)	$150,655	$150,655
Note payable to third party, interest at 6%, due April 2009	30,000	30,000
Notes payable to stockholders and related parties, interest at 6%, due on demand	347,316	280,553
Note payable to Ambika, S.A., Non-interest bearing, payable on demand	200,000	—
	$727,971	$461,208

(1)The Company did not repay the notes at the maturity date. The Company is currently negotiating amended terms with the noteholders. If the Company and the noteholders can not agree upon an amendment to the note, including an extension of the maturity date, the Company may receive a notice of default. If the Company receives a notice of default and fails to repay the notes, the lenders could initiate legal proceedings and obtain a judgment against the Company.

Interest expense for the three months ended March 31, 2009 and 2008 amounted to $8,033 and $(36,856), respectively. Accrued interest at March 31, 2009 and December 31, 2008 amounted to $29,402 and $24,370, respectively and is included in accrued expenses on the Company’s consolidated balance sheets.

9. CONVERTIBLE DEBT

In connection with the March 4, 2008 merger, the Company assumed convertible debt obligations of $397,340. A note in the principal amount of $193,740 was not repaid at its maturity date. The Company is currently negotiating amended terms with the noteholder. If the Company and the noteholder can not agree upon an amendment to the note, including an extension of the maturity date, the Company may receive a notice of default. If the Company receives a notice of default and fails to repay the note, the lender could initiate legal proceedings and obtain a judgment against the Company.

In April 2008, the Company issued 2,300,571 shares of common stock in payment of the aggregate principal amount of $143,600 of convertible notes and issued 115,634 shares of common stock in payment of the accrued interest of $7,048.

At March 31, 2009, the Company's outstanding convertible notes were convertible into 2,749,920 shares of common stock.

The following table shows the maturities by year of total face amount of the convertible debt obligations at March 31, 2009:

2009	$253,740
$253,740

For the three months ended March 31, 2009 and 2008, the Company recorded interest expense of $1,937 and $1,937, respectively. As of March 31, 2009 and December 31, 2008, accrued interest of $47,212 and $42,275, respectively, is included in accrued expenses on the Company's consolidated balance sheets.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2009	December 31, 2008
Professional fees	$23,000	$33,000
Interest expense	76,614	66,664
Payroll expense	647,508	644,508
Payroll expense-officers	59,471	50,296
Payroll tax expense	49,497	45,481
Accrued consulting fees	419,877	419,877
Other accrued expenses	103,589	103,589
	$1,406,557	$1,363,395

During the year ended December 31, 2008, pursuant to a written agreement with the former president of the Company, $117,436 of his accrued salary was eliminated.

Accrued consulting fees as of March 31, 2009 and December 31, 2008 include $318,667 pursuant to a consulting agreement that had been terminated for cause by the Company.

11.   STOCKHOLDERS' EQUITY

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

For the three months ended March 31, 2009 and 2008, the Company issued –0- and 10,000,000 shares of common stock, respectively, for services valued at $-0- and $200,000, valued at $0.02 per share.

12.   BUSINESS SEGMENT INFORMATION

The Company’s reporting business segments are geographic and include   North America (United States) and South America. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.

The following is a summary of key financial data:

Three Months Ended March 31,
	2009	2008
Total Revenue:
United States	$—	$—
South America	—	—
	$—	$—
Income (Loss) from Continuing Operations:
United Sates	$(290,140)	$—
South America	—	—
	$(290,140)	$—

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

The Company also issues shares of its common stock to non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the three months ended March 31, 2009 and 2008, the Company issued and –0- and 10,000,000 shares, respectively, and recorded compensation expense of $-0- and $200,000, respectively, in conjunction with the issuance of these shares.

Stock Option Plan

In conjunction with the March 4, 2008 merger, the Company assumed the obligation of 7,978,000 outstanding stock options at their fair value. As of March 31, 2009, 6,500,000 shares of common stock remain available for issuance under the stock option plan.

A summary of the option activity under the Company’s stock option plan as of December 31, 2008 and changes during the three months ended March 31, 2009, is presented below.

Options	Shares	Weighted-Average Exercise Share Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	6,500,000	$0.11
Options granted	-	$-
Options exercised	-	$-
Options cancelled/expired	-	$-

Outstanding at March 31, 2009	6,500,000	$0.11	2.2	$(175,000)

Exercisable at March 31, 2009	6,500,000	$0.11	2.2	—

Stock compensation expense applicable to stock options for the three months ended March 31, 2009 was approximately $196,745. The aggregate intrinsic value of options outstanding as of March 31, 2009 was $(175,000).

All of the Company’s outstanding options were exercisable as of March 31, 2009.

At March 31, 2009, there was $425,545 of total unrecognized compensation cost related to share-based compensation arrangements granted under the stock option plan. The cost is expected to be recognized over a weighted average period of 2.2 years.

15. COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company had a consulting agreement that expired during the year ended December 31, 2008. As of March 31, 2009 and December 31, 2008, consulting fees of $201,200 associated with this agreement are included in accrued expenses on the Company's consolidated balance sheets.

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

17.  SUBSEQUENT EVENT

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

GENERAL

We were incorporated in the State of Delaware on November 17, 1999. In 2003, we established business operations focused on providing environmental and construction technologies and services in the Far East, the Middle East, and the United States. As of December 31, 2008, we discontinued our construction technology activities and our business in the Far East (Indonesia).

On March 4, 2008, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with Egani, Inc., an Arizona corporation (“Egani”). Pursuant to the Agreement, we acquired from Egani 100% of the shares of stock held by Egani in Altony S.A., an Uruguay Sociedad Anonima, (“Altony”) which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”). At the closing of the Agreement, we issued 130,000,000 shares of our Common stock to Egani for the purchase of Altony which constituted, following such issuance, a majority of the outstanding shares of our common stock. Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company with Altony as the acquirer.

The Company’s principal business at this time is conducted by our subsidiary, South American Hedge Fund, which has investments in oil and gas concessions in Argentina and intends to focus its investments in the energy sector, including development of energy producing investments and alternative energy production in Latin America and North America. Following the acquisition of SAHF, management has continued to pursue selected business opportunities in the Middle East These activities are conducted by our joint venture subsidiary, Delta-Envirotech, Inc. (“Envirotech”). We have operating control of Envirotech and hold a 45% percent ownership interest.

RESULTS OF OPERATIONS

During the three months ended March 31, 2009, we incurred a net loss of $306,624 primarily due to a loss from continuing operations of approximately $300,000. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain additional financing or that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

During the three months ended March 31, 2009, we incurred a net loss from continuing operations of approximately $300,000 compared to approximately $569,000 for the three months ended March 31, 2008. The decrease in our loss from continuing operations for the three months ended March 31, 2009 over the comparable period of the prior year was primarily due to a decrease in general and administrative expenses of approximately $312,000.

Our net loss for the three months ended March 31, 2009 was approximately $307,000 compared to a net loss of approximately $2,623,000 for the comparable prior year period. The net loss for the three months ended March 31, 2008 included a loss from discontinued operations of approximately $2,054,000 associated with the liquidation of the investment portfolio.

PLAN OF OPERATION

The primary focus of the Company’s business is its South American Hedge Fund subsidiary that has investments in oil and gas exploration and production in Argentina and will continue to focus on the energy sector, including the development and supply of energy and alternative energy sources in Latin America and North America. As of December 31, 2008, the securities trading activities of South American Hedge Fund were accounted for as discontinued operations.

Oil and Gas Investments

Our main source of revenue will derive from the sale of crude oil and natural gas produced form the four oil and gas concessions in which we have made investments. While we are not the operators of these concessions, we expect to have representation on the operating committees that are responsible for managing the business affairs of these concessions. Our ownership interests in these concessions range from nine to 23.5%.

Jollin and Tonono Concessions

In 2008, the majority owners of these concessions formed an Argentine-registered joint venture to operate these concessions. Since SAHF is not currently registered in Argentina, it could not become an official member of the joint venture. The other owners of the joint venture have agreed that SAHF will be admitted as a member of the joint venture, upon the registration of SAHF as a foreign company in Argentina. SAHF has applied for foreign registration and expects to become a member of the joint venture in 2009.

A well located in the Tonono Concession became operational for the commercial production of oil in the first quarter of 2009. Delivery of the commercial production is expected in the second quarter.  A well located in the Jollin Concession contains commercial quantities of natural gas. A natural gas pipeline connecting the Jollin Concession to a major distribution pipeline is in the pre-construction phase. The connecting pipeline is being constructed and will be owned by the joint venture. It is expected to be completed during the second quarter of 2009. Upon completion, it will permit the joint venture to commence deriving additional revenue from the sale of natural gas.

Tartagal and Morillo Concessions

In 2008, the majority owners of the Tartagal and Morillo Concessions agreed to form an Argentine-registered joint venture and applied for government approval of the license to operate the concessions. SAHF expects to receive its foreign corporation registration in 2009 and join the joint venture when it formed and is registered with the government.

In March 2009, a Hong Kong public company, following approval by its shareholders, agreed to acquire a 60% participation interest in these concessions for approximately $280 million. The Company expects that the funds from this acquisition will be used for development and operating expenses in 2009 and beyond. Deliveries of crude oil from these concession are expected to begin in 2009.

Exploration Rights

SAHF holds a 40% interest in the oil and gas exploration rights to five geographically defined area in the Salta Province of Northern Argentina. Provided certain development activities are under taken by the majority owner, these exploration rights will remain in effect until the year 2010.

Middle East

Envirotech is the Middle East distributor of an organic supplement designed to increase crop yield. During the second half of 2008, a Saudi Arabian farm operator purchased sample quantities of the organic supplement for crop testing. Subsequent purchases in commercial quantities will depend upon the evaluation of the crop yield that will begin in the second quarter of 2009.

FUNDING

Our current business plan for 2009 and beyond anticipates a substantial increase in revenue primarily from our investments in oil and gas concessions in Argentina. If we do not achieve the expected levels of revenue, we may be required to raise additional capital through equity and/or debt financing.

LIQUIDITY

At March 31, 2009, we had a working capital deficit of approximately $2.7 million, compared with a working capital deficit of approximately $2.4 million at December 31, 2008. The increase as of March 31, 2009 was due primarily to increases in accrued expenses of approximately $34,000 and increases in notes payable of approximately $267,000.

At March 31, 2009, we had total assets of approximately $2.0 million compared to total assets of approximately $1.8 million at December 31, 2008. The increase is primarily attributable to additional investments in the amount of approximately $193,000 made in our oil and gas concessions in Argentina.

Cash decreased approximately $9,000 for the three months ended March 31, 2009. The decrease is primarily attributable to additional investments in our oil and gas concessions of approximately $193,000 and cash used in operations activities (primarily a net loss of $306,624 offset by the non-cash option issuance of $196,745) offset by proceeds from loans of approximately $267,000.

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

Other Matters

Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and its “Related Interpretive Accounting Pronouncements that Address Leasing Transactions,” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 4 of Notes to Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis. The Company completed its implementation of SFAS no. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations.” This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company has adopted SFAS No. 141(R) effective January 1, 2009 and it did not have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 62 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The Company has adopted SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008. The Company has adopted SFAS No. 160 effective January 1, 2009 and it did not have a material impact on its financial statements.

Critical Accounting Policies

The Securities and Exchange Commission recently issued “Financial Reporting Release No. 60 Cautionary Advice About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosures, discussion and commentary on their accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements.

Foreign currency risk - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in South America is the U.S. dollar. Translation adjustments are recorded in Cumulative Other Comprehensive Income.

The Company assesses potential impairment of its long-lived assets, which include its property and equipment, investments, and its identifiable intangibles such as deferred charges under the guidance of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

Investments in non-consolidated affiliates – These investments consist of the Company’s ownership interests in oil and gas development and exploration rights in Argentina, net of impairment losses if any.

We evaluate these investments for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, levels of oil and gas reserves, availability of pipeline (or other transportation) capacity and infrastructure and management of the operations in which the investments were made.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Price Risk – We are exposed to market risks related to price volatility of crude oil and natural gas. The price of crude oil and natural gas affect our revenues, since sales of crude oil and natural gas from our South American investments comprise nearly all of our revenue. A decline in crude oil and natural gas prices will likely effect our revenues, unless there are offsetting production increases. We do not use derivative commodity instruments for trading purposes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

10.48a	Second Amendment dated as of April 16, 2009 to 6% promissory notes issued to Egani, Inc. in the aggregate principal amount of $43,900.

10.49a	Second Amendment dated as of April 16, 2009 to 6% promissory notes issued to Security Systems International, Inc. in the aggregate principal amount of $136,900.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

Dated: May 20, 2009	BY:	/s/ Daniel R. Peralta
Daniel R. Peralta
President and Chief Executive Officer

EXHIBIT INDEX

10.48a	Second Amendment dated as of April 16, 2009 to 6% promissory notes issued to Egani, Inc. in the aggregate principal amount of $43,900, filed herewith.

10.49a	Second Amendment dated as of April 16, 2009 to 6% promissory notes issued to Security Systems International, Inc. in the aggregate principal amount of $136,900, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.