Form 10-Q
period 2009-06-30
DELTA MUTUAL INC
filed 2009-08-06
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
☐ Yes                ☒ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 22,384,916 as of August 4, 2009.

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

The results of operations for the six and three months ended June 30, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash	$3,826	$13,957

Property and equipment - net	465	804
Investments in non-consolidated affiliates	2,044,024	1,780,024
Other assets	6,368	650

TOTAL ASSETS	$2,054,683	$1,795,435

LIABILITIES AND DEFICIENCY

Current Liabilities:
Accounts payable	$454,792	$363,004
Accrued expenses	1,469,141	1,363,395
Convertible debt	253,740	253,740
Notes payable	762,569	461,208
Total Current Liabilities	2,940,242	2,441,347

Deficiency
Delta Mutual Inc. and Subsidiaries Stockholders' Deficiency:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 22,384,916 and 22,184,916 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2,239	2,219
Additional paid-in-capital	4,295,267	3,782,797
Deferred stock purchase	10,000	-
Deficit	(5,193,065)	(4,430,928)
Total Delta Mutual Inc. and Subsidiaries Stockholders' Deficiency:	(885,559)	(645,912)

Noncontrolling interest	-	-
Total Deficiency	(885,559)	(645,912)

TOTAL LIABILITIES AND DEFICIENCY	$2,054,683	$1,795,435

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Revenue:	$-	$-	$-	$-

Costs and expenses:
General and administrative expenses	734,943	998,132	444,803	396,454
Loss on intellectual property	-	122,742	-	122,742
	734,943	1,120,874	444,803	519,196

Loss from continuing operations	(734,943)	(1,120,874)	(444,803)	(519,196)

Interest expense	(20,742)	24,260	(10,771)	(7,949)

Loss from continuing operations before provision for income taxes	(755,685)	(1,096,614)	(455,574)	(527,145)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(755,685)	(1,096,614)	(455,574)	(527,145)

Discontinued operations
Gain (loss) of disposal of Far East operations and South American Hedge Fund operations, and United States construction technology activities	(6,452)	(2,034,218)	61	19,462

Net loss	(762,137)	(3,130,832)	(455,513)	(507,683)

Less: Net loss attributable to noncontrolling interest	-	-	-	-

Net loss attributable to Delta Mutual Inc. and Subsidiaries	$(762,137)	$(3,130,832)	$(455,513)	$(507,683)

Loss per common share - basic and diluted:

Loss from continuing operations attributable to Delta Mutual Inc. and Subsidiaries common shareholders	$(0.03)	$(0.17)	$(0.02)	$(0.02)

Discontinued operations attributable to Delta Mutual Inc. and Subsidiaries common shareholders	$(0.03)	$(0.17)	$(0.02)	$(0.02)

Weighted average common shares - basic and diluted	22,256,739	18,966,039	22,327,773	22,131,657

Amounts attributable to Delta Mutual Inc. and Subsidiaries common shareholders:
Net loss	$(762,137)	$(3,130,832)	$(455,513)	$(507,683)

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

	Number of
	Common	Common	Paid in	Retained Earnings	Noncontrolling
	Shares	Stock	Capital	(Deficit)	Interest	Total

Balance, January 1, 2008	13,000,000	$1,300	$2,598,700	$1,869,468	$-	4,469,468

Effect of reverse acquisition	7,888,295	789	7,099	(1,716,087)		(1,708,199)

Issuance of common stock for services (valued at $0.20 - $0.50 per share)	1,055,000	106	238,394	-		238,500

Issuance of common stock for debt (valued at $0.50 - $0.70 per share)	230,057	23	143,577	-		143,600

Issuance of common stock for interest (valued at $0.50- $0.70 per share)	11,563	1	7,047	-		7,048

Contribution from stockholder	-	-	1,000	-		1,000

Stock based compensation expense	-	-	786,980	-		786,980

Net loss	-	-	-	(4,584,309)	-	(4,584,309)

Balance, December 31, 2008	22,184,916	2,219	3,782,797	(4,430,928)	-	(645,912)

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

	Number of				Deferred
	Common	Common	Paid in	Retained Earnings	Stock	Noncontrolling
	Shares	Stock	Capital	(Deficit)	Purchase	Interest	Total

Balance, January 1, 2009	22,184,916	2,219	3,782,797	(4,430,928)		-	(645,912)

Contribution from stockholder	-	-	(1,000)	-			(1,000)

Issuance of common stock for services (valued at $0.60 per share)	200,000	20	119,980				120,000

Deposit on stock not yet issued					10,000		10,000

Stock based compensation expense	-	-	394,490	-			394,490

Net loss	-	-	-	(762,137)	-	-	(762,137)

Balance, June 30, 2009	22,384,916	$2,239	$4,296,267	$(5,193,065)	$10,000	$-	$(884,559)

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:

Net loss	$(762,137)	$(3,130,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339	25,112
Non-cash compensation	120,000	245,548
Loss on intellectual property		122,742
Noncontrolling interest in income (loss) of consolidated subsidiaries	-	(18,815)
Compensatory element of option issuance	393,490	393,490
Changes in operating assets and liabilities	(72,184)	(128,096)

Net cash used in operating activities	(320,492)	(2,490,851)

Cash flows from investing activities:
Proceeds from sales of investments	-	2,871,482

Cash flows from financing activities:
Proceeds from loans	311,361	186,950
Repayment of loan	-	(640,000)
Contribution from stockholder	(1,000)	-
Proceeds from minority interest	-	20,006

Net cash provided by financing activities	310,361	(433,044)

Net decrease in cash	(10,131)	(52,413)
Cash - Beginning of period	13,957	57,633
Cash - End of period	$3,826	$5,220

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)

	Six Months Ended June 30,
	2009	2008
Supplementary information:
Changes in operating assets and liabilities consists of:
(Increase) decrease in other prepaid expenses	$(5,718)	$1,914
Increase (decrease) in accounts payable and accrued expenses	(66,466)	(130,010)
	$(72,184)	$(128,096)

Issuance of common stock for debt	$-	$143,600

Issuance of common stock for in lieu of payment of accrued expenses	$-	$7,048

Issuance of common stock for services	$120,000	$238,500

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of June 30, 2009 and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented herein have been prepared by Delta Mutual, Inc. and Subsidiaries (the “Company” or “Delta”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, changes in stockholders’ deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.

Organization

Delta Mutual, Inc. and subsidiaries (“Delta” or the “Company”) was incorporated in Delaware on November 17, 1999. Since 2003, the principal business activities of the Company were focused on providing environmental and construction technologies and services to certain geographic reporting segments in the Far East, Middle East and the United States. During the year ended December 31, 2008, all of the operations in the Far East (Indonesia) were discontinued. In addition, the construction technology activities conducted solely by its wholly-owned U.S. subsidiary, Delta Technologies, Inc., were discontinued. See Notes 1, 4, 5 and 7 for further information regarding these discontinued operations.

On March 4, 2008, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Egani, Inc., an Arizona corporation (“Egani”). Pursuant to the Agreement, the Company acquired from Egani all of the issued and outstanding shares of stock of Altony S.A., an Uruguay Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (“SAHF”). At the closing of the Agreement, the Company issued 13,000,000 shares of its common stock to Egani for the purchase of all of the outstanding shares of stock in Altony which constituted, following such issuance, a majority of the outstanding shares of the Company’s common stock.

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

BASIS OF PRESENTATION

The consolidated financial statements for the period ended June 30, 2009 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the period. As the Company experienced a loss during the six months ended June 30, 2009, potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt and stock options. As of June 30, 2009 and 2008, there were 274,992 potential common shares, respectively, related to convertible debt and 350,000 and 699,800 common shares, respectively, related to stock options.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in South America is the U.S. dollar. Translation adjustments are recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the six and three months ended June 30, 2009 and 2008, and there were no adjustments to Cumulative Other Comprehensive Income.

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

DISCONTINUED OPERATIONS

During the quarter ended June 30, 2008, all of the operations in the Far East (Indonesia) were discontinued. During the quarter ended December 31, 2008, the construction technology activities that were carried out solely by the wholly-owned subsidiary, Delta Technologies, Inc., were discontinued. Also, as of December 31, 2008, the trading of securities by its South American Hedge Fund subsidiary were accounted for as discontinued operations. These discontinued operations resulted in a gain (loss) of $(6,452) and $(2,034,218) and $61 and $19,462, respectively, for the six and three months ended June 30, 2009 and 2008, respectively.

Summarized statement of loss for discontinued operations is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Net sales	$—	$—	$—	$—

Impairment	—	—	—	—

Provision for income taxes	—	—	—	—

Loss from operations, net of taxes	(6,452)	(2,034,218)	61	19,462

Gain on disposition of minority interest	—	—	—	—

Provision for income taxes	—	—	—	—

Loss from discontinued operations, net of taxes	$(6,452)	$(2,034,218)	$61	$19,462

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments including cash, accounts payable, accrued expenses, notes payable and convertible debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and its “Related Interpretive Accounting Pronouncements that Address Leasing Transactions,” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company completed its implementation of SFAS No. 157 on January 1, 2009 and it did not have a material impact on its financial statements.

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
$-0-

3. INVESTMENTS

Trading securities are comprised of public and private securities of Latin American entities. For the six and three months ended June 30, 2009 and 2008, the Company incurred realized gains (losses) of $-0- and  $(2,053,033), respectively, and $-0- and $19,503, respectively. There were no investments in trading securities as of June 30, 2009 and December 31, 2008.

4. PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2009	2008

Equipment	$6,277	$6,277
Leasehold improvements	7,807	7,807
	14,084	14,084
Less accumulated depreciation	13,619	13,280

	$465	$804

During 2008, the operations in the Far East (Indonesia) and the construction technology activities conducted by Delta Technologies, Inc., a wholly-owned US subsidiary, were discontinued. During the third and fourth quarters of 2008, the Company wrote off $268,127, the value of the equipment that was used in its Indonesian operations. During the fourth quarter of 2008, Delta Technologies, Inc. wrote off $77,125, the value of the manufacturing equipment that was used to produce its insulating concrete form (ICF) building product.

Depreciation expense for the six and three months ended June 30, 2009 and 2008 amounted to $339 and $21,537, respectively, and $169 and $10,329, respectively.

5. INTANGIBLE ASSETS

Intangible assets consisted of intellectual property from a patent application. The Company elected not to pursue the patent application and recorded an impairment charge of $122,742 of the unamortized amounts during the quarter ended June 30, 2008. For the six and three months ended June 30, 2009 and 2008, amortization expense was $-0- and $3,575, respectively, and $-0- and $1,787, respectively. There were no intangible assets as of June 30, 2009 and December 31, 2008.

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

Currently, there is an oil well certified for commercial operation at the Tonono Concession. Delivery of the commercial production from this well is expected by the end of the third quarter of 2009. A well on the Jollin Concession contains natural gas and can begin production upon completion of a connecting pipeline that will connect this well to a major distribution pipeline. The connecting pipeline is owned by the joint venture and is currently the pre-construction phase. If the anticipated oil and gas revenue does not offset the development costs for these concession in 2009 and beyond, or is not sufficient to repay the Company’s obligation to the other owners, the Company’s share of the development and operating expenses will be borne by the other owners subject to the repayment method described above. During the first quarter of 2009, the Company paid approximately $193,500 for development expenses at the Jollin and Tonono concessions, all of which was capitalized, and is included in the Company’s consolidated financial statements. During the second quarter of 2009, the Company’s weighted average pro-rata portion of the development expenses at the Jollin and Tonono concessions was approximately $70,500, all of which is included in accounts payable in the Company’s consolidated balance sheets, and will be repaid to the other owners as described above.

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

The Company evaluated these investments for impairment and concluded that, except as described above, no loss in value occurred as of June 30, 2009. The following table summarizes the Company’s investments in these nonconsolidated affiliates.

	Concession	Exploration
	Investments	Rights	Total

At December 31, 2007	$2,300,000	$—	$2,300,000
Adjustment of purchase price	(580,000)	—	(580,000)
Disposition of investment, net	(860,000)	—	(860,000)
Additional investment in 2008	223,024	697,000	920,024
Equity in net earnings (loss)	—	—	—

At December 31, 2008	1,083,024	697,000	1,780,024

Additional investments in 2009	264,000	—	264,000

At June 30, 2009	$1,347,024	$697,000	$2,044,024

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

8. SHORT-TERM DEBT

	June 30,	December 31,
	2009	2008
Notes payable to three investors, interest at 8%, due November 6, 2008 (1)	$150,655	$150,655

Note payable to third party, interest at 6%, due April 2009 (1)	30,000	30,000

Notes payable to stockholders and related parties, interest at 6%, due on demand	381,914	280,553

Note payable to Ambika, S.A., non-interest bearing, payable on demand	200,000	—
	$762,569	$461,208

(1)The Company did not repay these notes at the maturity dates. The Company is currently negotiating amended terms with the noteholders. If the Company and the noteholders can not agree upon an amendment to the note, including an extension of the maturity dates, the Company may receive a notice of default. If the Company receives a notice of default and fails to repay the notes, the lenders could initiate legal proceedings and obtain a judgment against the Company.

Interest expense for the six and three months ended June 30, 2009 and 2008 amounted to $16,867 and $(30,051), respectively, and $8,833 and $5,750, respectively. Accrued interest at June 30, 2009 and December 31, 2008 amounted to $41,235 and $24,370, respectively, and is included in accrued expenses on the Company’s consolidated balance sheets.

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

In April 2008, the Company issued 230,058 shares of common stock in payment of the aggregate principal amount of $143,600 of convertible notes and issued 11,564 shares of common stock in payment of the accrued interest of $7,048.

At June 30, 2009, the Company's outstanding convertible notes were convertible into 274,992 shares of common stock.

The following table shows the maturities by year of total face amount of the convertible debt obligations at June 30, 2009:

2009	$253,740

$253,740

For the six and three months ended June 30, 2009 and 2008, the Company recorded interest expense of $3,875 and $5,791, respectively, and $1,938 and $2,199, respectively. As of June 30, 2009 and December 31, 2008, accrued interest of $46,150 and $42,275, respectively, is included in accrued expenses on the Company's consolidated balance sheets.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2009	2008
Professional fees	$12,000	$33,000
Interest expense	87,385	66,664
Payroll expense	704,508	644,508
Payroll expense-officers	78,613	50,296
Payroll tax expense	53,513	45,481
Accrued consulting fees	419,867	419,877
Other accrued expenses	113,255	103,589
	$1,469,141	$1,363,395

During the year ended December 31, 2008, pursuant to a written agreement with the former president of the Company, $117,436 of his accrued salary was eliminated.

Accrued consulting fees as of June 30, 2009 and December 31, 2008 include $218,667 pursuant to a consulting agreement that had been terminated for cause by the Company.

11.   STOCKHOLDERS' EQUITY

On April 22, 2009, the Company’s board of directors approved amendments to the Certificate of Incorporation to: (1) effect a 1 for 10 reverse split of all the outstanding common stock; and (2) authorize a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and to authorize the board of directors to issue one or more series of the preferred stock with such designations, rights, preferences and restrictions as determined by majority vote of the directors. Thereafter on April 23, 2009, the Company received written consent from stockholders of the Company holding a majority of the outstanding shares of common stock approving the Amendments. The effective date of the Amendments is the date the reverse stock split is made effective for trading purposes by the Financial Industry Regulatory Authority (FINRA). FINRA approved the reverse split for trading purposes effective July 6, 2009. The number of shares in these financial statements reflect a reduced number of shares outstanding of the Company’s common stock from 223,849, 518 to 22,384,916 as of June 30, 2009.

All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. As a result, there is no overall financial effect of the reverse split, however, the number of outstanding employee stock options has been reduced from 3,500,000 to 350,000 and the exercise price for the respective options has increased by a factor of 10.

As of June 30, 2009, the board of directors had not authorized the issuance of any series of preferred stock.

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

For the six months ended June 30, 2009 and 2008, the Company issued 200,000 and 1,055,000 shares of common stock, respectively, valued at $0.60 and $0.20 - $0.70 per share, respectively, for services valued at $120,000 and $238,500, respectively.

For the three months ended June 30, 2009 and 2008, the Company issued 200,000 and 55,000 shares, respectively, valued at $0.60 and $0.70 per share, respectively, for services valued at, and $120,000 and $38,500, respectively,

For the six months ended June 30, 2009 and 2008, the Company issued –0- and 230,058 shares of common stock, respectively, for the repayment of $-0- and $143,600 principal amount of convertible notes, respectively and issued –0- and 11,564 shares, respectively, as payment of $-0- and $7,048, respectively, of accrued interest. The shares were valued at $0.50 - $0.70 per share.

For the three months ended June 30, 2009 and 2008, the Company issued –0- and 230,058 shares of common stock, respectively, for the repayment of $143,600 principal amount of convertible notes, respectively, and issued –0- and 11,564 shares, respectively, as payment of $-0- and $7,048, respectively, of accrued interest. The shares were valued at $0.50 - $0.70 per share.

During the second quarter of 2009, the Company received $10,000 pursuant to subscription agreements to purchase 33,334 shares of common stock. As of June 30, 2009, the Company had not issued these shares.

12.   BUSINESS SEGMENT INFORMATION

The Company’s reporting business segments are geographic and include   North America (United States) and South America. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.

The following is a summary of key financial data:

	Six Months Ended		Three months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total Revenue:
North America	$—	$—	$—	$—
South America	—	—	—	—
	$—	$—	$—	$—

Income (Loss) from Continuing Operations:
North America	$(755,685)	$(1,096,614)	$(455,574)	$(527,145)
South America	—	—	—	—
	$(755,685)	$(1,096,614)	$(455,574)	$(527,145)

13.   INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

14. SHARE BASED COMPENSATION

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards in accordance with SFAS No. 123(R) "Share-Based Payment."

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective contractual terms, net of estimated forfeitures. The Company has selected the modified prospective method of transition.

The Company also issues shares of its common stock to non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the six months ended June 30, 2009 and 2008, the Company issued and 200,000 and 1,055,000 shares, respectively, and recorded compensation expense of $120,000 and $238,500, respectively, in conjunction with the issuance of these shares. For the three months ended June 30, 2009 and 2008, the Company issued 200,000 and 55,000 shares, respectively, and recorded compensation expense of $120,000 and $38,500, respectively, in conjunction with the issuance of these shares.

Stock Option Plan

In conjunction with the March 4, 2008 merger, the Company assumed the obligation of 797,800 outstanding stock options at their fair value. As of June 30, 2009, 650,000 shares of common stock remain available for issuance under the stock option plan.

A summary of the option activity under the Company’s stock option plan as of December 31, 2008 and changes during the six months ended June 30, 2009, is presented below.

Options	Shares	Weighted-Average Exercise Share Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	350,000	$1.10
Options granted	-	$-
Options exercised	-	$-
Options cancelled/expired	-	$-

Outstanding at June 30, 2009	350,000	$1.10	1.9	$(245,000)

Exercisable at June 30, 2009	350,000	$1.10	1.9	—

Stock compensation expense applicable to stock options for the six and three months ended June 30, 2009 and 2008 was approximately $393,490 and $196,745, respectively. The aggregate intrinsic value of options outstanding as of June 30, 2009 was $(245,000).

All of the Company’s outstanding options were exercisable as of June 30, 2009.

At June 30 2009, there was $228,800 of total unrecognized compensation cost related to share-based compensation arrangements granted under the stock option plan. The cost is expected to be recognized over a weighted average period of 1.9 years.

15. COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company had a consulting agreement that expired during the year ended December 31, 2008. As of June 30, 2009 and December 31, 2008, consulting fees of $201,200 associated with this agreement are included in accrued expenses on the Company's consolidated balance sheets.

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

One June 3, 2009, Delta Technologies, Inc., a wholly owned subsidiary of the Company and a discontinued operation (“Delta Technologies”), was notified by a law firm engaged by Wolf Block LLP (“Wolf Block”), a law firm that had provided intellectually property legal services to Delta Technologies, that it had been retained in an attempt to collect a past due amount of approximately $41,000. If Delta Technologies does not make payment arrangements or cannot otherwise resolve this matter, Wolf Block has authorized a lawsuit to be filed against Delta Technologies and/or the Company. Delta Technologies has contacted the law firm retained by Wolf Block to dispute the amount of the past due legal services provided by Wolf Block, and is attempting to establish the correct amount past due prior to making repayment arrangements, if any. The Company believes that the resolution of this matter will have no material effect on the Company or its operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

GENERAL

We were incorporated in the State of Delaware on November 17, 1999. In 2003, we established business operations focused on providing environmental and construction technologies and services in the Far East, the Middle East, and the United States. As of December 31, 2008, the construction technology activities and our business in the Far East (Indonesia) were discontinued.

On March 4, 2008, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with Egani, Inc., an Arizona corporation (“Egani”). Pursuant to the Agreement, we acquired from Egani 100% of the shares of stock held by Egani in Altony S.A., an Uruguay Sociedad Anonima, (“Altony”) which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”). At the closing of the Agreement, we issued 13,000,000 shares of our Common stock to Egani for the purchase of Altony which constituted, following such issuance, a majority of the outstanding shares of our common stock. Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company with Altony as the acquirer.

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

Reverse Stock Split

Effective July 6, 2009, we effected a 1:10 reverse split (the “Reverse Split”) of our outstanding common stock, pursuant to a definitive information statement filed with the Securities and Exchange Commission. Following effectiveness of the Reverse Split, each ten (10) shares of our common stock outstanding immediately prior to the effective date was automatically converted into one (1) share of our common stock. By reason of the Reverse Split, the number of outstanding shares of our common stock was reduced from 223,849,158 shares to 22,384,916 shares.

RESULTS OF OPERATIONS

During the six months ended June 30, 2009, we incurred a net loss of $762,137 primarily due to a loss from continuing operations of approximately $756,000. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain additional financing or that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

During the six months ended June 30, 2009, we incurred a net loss from continuing operations of approximately $756,000 compared to approximately $1,100,000 for the six months ended June 30, 2008. The decrease in our loss from continuing operations for the six months ended June 30, 2009 over the comparable period of the prior year was primarily due to a decrease in general and administrative expenses of approximately $263,000 and the elimination of a loss on intellectual property that occurred during the prior year period of approximately $123,000.

Our net loss for the six months ended June 30, 2009 was approximately $762,000 compared to a net loss of approximately $3,131,000 for the comparable prior year period. The net loss for the six months ended June 30, 2008 included a loss from discontinued operations of approximately $2,034,000 primarily associated with the liquidation of the investment portfolio.

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

During the three months ended June 30, 2009, we incurred a net loss from continuing operations of $455,574 compared to $527,145 for the three months ended June 30, 2008. The decrease in our loss from continuing operations for the three months ended June 30, 2009 over the comparable period of the prior year was primarily due the decrease of a loss on intellectual property of approximately $123,000 offset by an increase in general and administrative expenses of approximately $48,000.

Our net loss for the three months ended June 30, 2009 was approximately $456,000 compared to a net loss of approximately $508,000 for the comparable prior year period. The net loss for the three months ended June 30, 2008 included a loss on intellectual property of $122,742 and a gain from discontinued operations of approximately $19,500.

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

A well located in the Tonono Concession became operational for the commercial production of oil in the first quarter of 2009. Delivery of the commercial production is currently expected by the end of the third quarter.  A well located in the Jollin Concession contains commercial quantities of natural gas. A natural gas pipeline connecting the Jollin Concession to a major distribution pipeline is in the pre-construction phase. The connecting pipeline when completed will be owned by the joint venture. It is expected to be completed during the third quarter of 2009. Upon completion, it will permit the joint venture to commence deriving additional revenue from the sale of natural gas.

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

Exploration Rights

SAHF holds a 40% interest in the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina. Provided certain development activities are under taken by the majority owner, these exploration rights will remain in effect until the year 2010.

Middle East

Envirotech is the Middle East distributor of an organic supplement designed to increase crop yield. During the second half of 2008, a Saudi Arabian farm operator purchased sample quantities of the organic supplement for crop testing. Subsequent purchases in commercial quantities will depend upon the evaluation of the crop yield that began in the second quarter of 2009 and is currently in process.

FUNDING

Our current business plan for 2009 and beyond anticipates a substantial increase in revenue primarily from our investments in oil and gas concessions in Argentina. If we do not achieve the expected levels of revenue, we may be required to raise additional capital through equity and/or debt financing.

LIQUIDITY

At June 30, 2009, we had a working capital deficit of approximately $2.9 million, compared with a working capital deficit of approximately $2.4 million at December 31, 2008. The increase as of June 30, 2009 was due primarily to increases in accounts payable of approximately $92,000; accrued expenses of approximately $$106,999; and notes payable of approximately $301,000.

At June 30, 2009, we had total assets of approximately $2.0 million compared to total assets of approximately $1.8 million at December 31, 2008. The increase is primarily attributable to additional investments in the amount of approximately $264,000 made in our oil and gas concessions in Argentina.

Cash decreased approximately $10,000 for the six months ended June 30, 2009. The decrease is primarily attributable to additional investments in our oil and gas concessions of approximately $264,000 and cash used in operations activities (primarily a net loss of $762,137 offset by the non-cash option issuance of $393,940) offset by proceeds from loans of approximately $311,000.

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

Critical Accounting Policies

The Securities and Exchange Commission recently issued “Financial Reporting Release No. 60 Cautionary Advice About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosures, discussion and commentary on their accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements.Foreign currency risk - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in South America is the U.S. dollar. Translation adjustments are recorded in Cumulative Other Comprehensive Income.

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

One June 3, 2009, Delta Technologies, Inc., a wholly-owned subsidiary of the Company and a discontinued operation (“Delta Technologies”), was notified by a law firm engaged by Wolf Block LLP (“Wolf Block”), a law firm that had provided intellectually property legal services to Delta Technologies, that it had been retained in an attempt to collect a past due amount of approximately $41,000. If Delta Technologies does not make payment arrangements or cannot otherwise resolve this matter, Wolf Block has authorized a lawsuit to be filed against Delta Technologies and/or the Company. Delta Technologies has contacted the law firm retained by Wolf Block to dispute the amount of the past due legal services provided by Wolf Block, and is attempting to establish the correct amount past due prior to making repayment arrangements, if any. The Company believes that the resolution of this matter will have no material effect on the Company or its operations.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
April 27, 2009	200,000 shares of common stock.	Consultant	NA	$120,000/NA

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 22, 2009, our board of directors approved amendments to our Certificate of Incorporation (1) to effect a one for ten reverse stock split of our outstanding common stock, and (2) to authorize a new class of 10,000,000 shares of preferred stock, par value $.0001 per share, and to authorize the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors. Stockholder approval for these amendments to our Certificate of Incorporation was obtained by written consent on April 23, 2009, from stockholders holding a majority of the issued and outstanding shares.

Stockholders holding 140,191,000 shares of our common stock, or 63.07%, of the 223,849,158 then issued and outstanding shares of our common stock approved the proposal to amend the Certificate of Incorporation to effect the one for ten reverse split of our common stock and the authorization of a new class of preferred stock:

			Abstentions/
Proposal	Shares in Favor	Shares Against	Broker Nonvotes

1 for 10 reverse split of outstanding common stock	32,965,811	—	—

Authorization of new class of preferred stock	32,965,811	—	—

ITEM 5.       OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

3.1e	Certificate of Amendment to Certificate of Incorporation, filed May 13, 2009.

3.1f	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended.

10.57a	Amended and restated 6% Promissory Note dated as of April 15, 2009 to Security Systems International, LLC in the principal amount of $15,487.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

BY:	/s/ Daniel R. Peralta
Daniel R. Peralta
President and Chief Executive Officer

Dated: August 6, 2009

EXHIBIT INDEX

3.1e	Certificate of Amendment to Certificate of Incorporation, filed May 13, 2009, filed herewith.

3.1f	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended, filed herewith.

10.57a	Amended and restated 6% Promissory Note dated as of April 15, 2009 to Security Systems International, LLC in the principal amount of $15,487, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.