Form 10-Q/A
period 2009-06-30
DELTA MUTUAL INC
filed 2009-08-10
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q/A

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

Included in payroll expense is approximately $640,000 of accrued compensation which is the responsibility of the Company’s subsidiary, Delta Envirotech. The parent company, Delta Mutual, Inc., has no obligation if any of the accrued compensation is not paid.

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

Dated: August 10, 2009

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