Form 10-Q
period 2009-09-30
DELTA MUTUAL INC
filed 2009-11-17
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.
______________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 24,307,597 as of November 10, 2009.

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

The results of operations for the nine and three months ended September 30, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008

ASSETS

Current Assets:
Cash	$16,099	$13,957

Property and equipment - net	295	804
Investments in non-consolidated affiliates	1,385,713	1,780,024
Other assets	6,368	650

TOTAL ASSETS	$1,408,475	$1,795,435

LIABILITIES AND DEFICIENCY

Current Liabilities:
Accounts payable	$162,304	$363,004
Accrued expenses	1,525,245	1,363,395
Convertible debt	253,740	253,740
Notes payable	582,611	461,208
Total current liabilities	2,523,900	2,441,347

Deficiency:
Delta Mutual Inc. and Subsidiaries Stockholders' Deficiency:
Preferred stock $0.0001 par value-authorized
10,000,000 shares; no shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively
Common stock $0.0001 par value - authorized
250,000,000 shares; 22,418,249 and 221,849,158 shares
issued and outstanding at September 30, 2009 and
December 31, 2008, respectively	2,242	22,185
Additional paid-in-capital	4,502,009	3,762,831
Deficit	(5,619,676)	(4,430,928)
Total Delta Mutual Inc. and Subsidiaries Stockholders' Deficiency	(1,115,425)	(645,912)

Noncontrolling interest	-	-
Total Deficiency	(1,115,425)	(645,912)

TOTAL LIABILITIES AND DEFICIENCY	$1,408,475	$1,795,435

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Sales commissions	$14,458	$22,008	$14,458	$22,008

Costs and expenses:
General and administrative
expenses	1,007,303	1,153,228	272,360	155,096
Impairment of fixed asset	-	138,127	-	138,127
Loss on sale of investments	157,939		157,939
Loss on intellectual property	-	122,742	-	-
	1,165,242	1,414,097	430,299	293,223

Loss from continuing operations operations	(1,150,784)	(1,392,089)	(415,841)	(271,215)

Interest expense	(31,512)	15,935	(10,770)	(8,325)

Loss from continuing operations before provision
for income taxes	(1,182,296)	(1,376,154)	(426,611)	(279,540)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(1,182,296)	(1,376,154)	(426,611)	(279,540)

Discontinued operations
Gain (loss) of disposal fo Far East operations
and South American Hedge Fund operations,
and United States construction technology
activities	(6,452)	(2,046,563)	-	(12,345)

Net loss	(1,188,748)	(3,422,717)	(426,611)	(291,885)

Less: Net income attributable to noncontrolling
interest	-	-	-	-

Net loss attributable to Delta Mutual Inc.
and Subsidiaries	$(1,188,748)	$(3,422,717)	$(426,611)	$(291,885)

Loss per common share - basic and diluted
Loss from continuing operations attributable to
Delta Mutual Inc. and Subsidiaries
common shareholders	$(0.05)	$(0.06)	$(0.02)	$(0.01)

Loss from discontinued operations attributable
to Delta Mutual Inc. and Subsidiaries
common shareholders	$(0.00)	$(0.09)	$(0.00)	$(0.00)

Weighted average common shares - basic
and diluted	22,304,452	22,069,376	22,398,322	22,184,916

Amounts attributable to Delta Mutual Inc. and
subsidiaries common shareholders:
Net loss	$(1,188,748)	$(3,422,717)	$(426,611)	$(291,885)

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

	Number of				Deferred
	Common	Common	Paid in	Retained Earnings	Stock	Noncontrolling
	Shares	Stock	Capital	(Deficit)	Purchase	Interest	Total

Balance, January 1, 2009	221,849,158	22,185	3,762,831	(4,430,928)	-	-	(645,912)

Effect of reverse split 1:10	(199,664,243)	(19,966)	19,966				-

Contribution from stockholder	-	-	(1,000)	-	-	-	(1,000)

Issuance of common stock for services	200,000	20	119,980	-	-	-	120,000
(valued at $0.60 per share)

Sale of common stock
(valued at $0.29 - $0.30 per share)	33,334	3	9,997	-	-	-	-

Stock based compensation expense	-	-	590,235	-	-	-	590,235

Net loss	-	-	-	(1,188,748)	-	-	(1,188,748)

Balance, September 30, 2009	$22,418,249	$2,242	$4,502,009	$(5,619,676)	$-	$-	$(1,125,425)

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating
activities:

Net loss	$(1,188,748)	$(3,422,717)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	509	25,377
Non-cash compensation	120,000	245,548
Impairment of fixed asset	-	138,127
Loss on sale of investments	157,939	-
Loss on intellectual property		122,742
Noncontrolling interest in income (loss) of
consolidated subsidiaries	-	(5,131)
Compensatory element of option
issuance	590,235	590,236
Changes in operating assets
and liabilities	(15,044)	(200,243)

Net cash used in operating activities	(335,109)	(2,506,061)

Cash flows from investing activities:
Increase in investments	-	-
Proceeds from sales of investments	206,848	2,988,785

Net cash provided by (used in)
investing activities	206,848	2,988,785

Cash flows from financing activities:
Proceeds from loans	321,403	219,863
Proceeds from sale of common stock	10,000	-
Repayment of loan	(200,000)	(60,000)
Contribution from stockholder	(1,000)	-
Proceeds from minority interest	-	5,862

Net cash provided by
financing activities	130,403	165,725

Net decrease in cash	2,142	648,449
Cash - Beginning of period	13,957	57,633
Cash - End of period	$16,099	$706,082

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)

	Nine Months Ended September 30,
	2009	2008
Supplementary information:
Changes in operating assets and
liabilities consists of:
(Increase) decrease in other prepaid expenses	$(5,718)	$1,914
Increase (decrease) in accounts payable
and accrued expenses	(9,326)	(202,157)
	$(15,044)	$(200,243)

Issuance of common stock for debt	$-	$143,600

Issuance of common stock for in lieu of
payment of accrued expenses	$-	$7,048

Issuance of common stock for services	$120,000	$238,500

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of September 30, 2009 and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented herein have been prepared by Delta Mutual, Inc. and Subsidiaries (the “Company” or “Delta”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, changes in stockholders’ deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.

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

In 2007, SAHF acquired ownership interests in four oil and gas concessions in Argentina. The majority owners of these concessions have established joint ventures, registered in Argentina, that are in the process of obtaining the necessary government and environmental permits to begin operations at these concessions. SAHF will become a member of the joint ventures in 2009, when it receives its foreign registration in Argentina. In the first quarter of 2008, SAHF agreed to exchange half of the ownership interests it held in the concessions to a third party, that agreed to assume 50% of the SHAF’s subsequent development costs related to these four concessions. As of December 31, 2008, the Company’s ownership interests in these concessions ranged from nine to 23.5 percent.  In September 2009, SAHF sold 13.5% of one of the concessions reducing their ownership to 10%.

In 2008, SAHF acquired 40% of the rights to explore for oil and gas in five geographic areas located in the Salta Province of Northern Argentina.  In 2009, SAHF assigned 50% of its rights to a third party.  As of September 30, 2009, SAHF owns 20% of the rights to this oil and gas concession.

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Following the acquisition of Altony, the Company continued to pursue selected business opportunities in the Middle East that are conducted by its joint venture subsidiary Delta-Envirotech, Inc. (“Envirotech”), headquartered in Virginia.

BASIS OF PRESENTATION

The consolidated financial statements for the period ended September 30, 2009 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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
On April 22, 2009, the Company's Board of Directors declared a one-for-ten reverse stock split of its common stock.  All share and per share amounts have been restated to reflect the reverse stock split except for shareholders' deficiency.  See Note 11, "Stockholders' Equity", for further information.

Net loss per common share for the nine and three months ended September 30, 2008 have been revised.  See note 12, "Net Loss per Common Share", for further discussion.

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

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the period. As the Company experienced a loss during the nine months ended September 30, 2009, potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt and stock options. As of September 30, 2009 and 2008, there were 274,992 potential common shares, respectively, related to convertible debt and 150,000 and 699,800 common shares, respectively, related to stock options.

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

EVALUATION OF LONG-LIVED ASSETS

The Company reviews property and equipment, finite-lived intangible assets and investments in non-consolidated affiliates for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-15-35, "Impairment or Disposal of Long-Lived Assets" ("ASC 360-15-35"). If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

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

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan under which stock options are granted to employees. The Company accounts for stock-based compensation under FASB ASC 718, "Compensation-Stock Compensation" ("ASC 718").

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

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in South America is the U.S. dollar. Translation adjustments are recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the nine and three months ended September 30, 2009 and 2008, and there were no adjustments to Cumulative Other Comprehensive Income.

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

DISCONTINUED OPERATIONS

During the quarter ended June 30, 2008, the Company discontinued all its operations in the Far East (Indonesia). During the quarter ended December 31, 2008, the Company discontinued all of its construction technology activities that were carried out by its wholly owned subsidiary, Delta Technologies, Inc. and the trading of securities by its South American Hedge Fund subsidiary. These discontinued operations resulted in a gain (loss) of $(6,452) and $(2,046,563) and $0 and $(12,345), respectively, for the nine and three months ended September 30, 2009 and 2008, respectively.

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Summarized statement of loss for discontinued operations is as follows:

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2009	2008	2009	2008

Net sales	$—	$—	$—	$—

Impairment	—	—	—	—

Provision for income taxes	—	—	—	—

Loss from operations, net of taxes	(6,452)	(2,046,563)	—	(12,345)

Gain on disposition of minority interest	—	—	—	—

Provision for income taxes	—	—	—	—

Loss from discontinued operations, net of taxes	$(6,452)	$(2,046,563)	$—	$(12,345)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-consolidated affiliates.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-consolidated affiliates is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the nine months ended September 30, 2009.

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$16,099	$16,099	$-	$-
Non-consolidated affiliates	1,385,713	-	-	1,385,713
Total	$1,401,812	$16,099	$-	$1,385,713

The Company had no financial assets accounted for on a non-recurring basis as of September 30, 2009.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2009 and the Company did not have any financial liabilities as of September 30, 2009. The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.

NEW FINANCIAL ACCOUNTING STANDARDS

During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1. Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually. As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1. With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through November 13, 2009 (the date the Company’s financial statement are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

2. ACQUISITION

Effective March 4, 2008, the Company entered into a Membership Interest Purchase Agreement, pursuant to which the Company acquired from Egani, Inc. all the shares of stock of Altony SA, an Uruguayan Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (sometimes referred to as “SAHF”). At the closing of the Agreement, the Company issued 13,000,000 shares of its common stock to Egani, Inc. which constituted, following such issuance, a majority of the outstanding shares of its common stock. Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer.

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

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

3. INVESTMENTS

Trading securities are comprised of public and private securities of Latin American entities. For the nine and three months ended September 30, 2009 and 2008, the Company incurred realized gains (losses) of $-0- and $(2,051,672), respectively, and $-0- and $19,503, respectively. There were no investments in trading securities as of September 30, 2009 and December 31, 2008.

4. PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2009	2008

Equipment	$6,277	$6,277

Leasehold improvements	7,807	7,807
	14,084	14,084
Less accumulated depreciation	13,789	13,280

	$295	$804

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

Depreciation expense for the nine and three months ended September 30, 2009 and 2008 amounted to $509 and $21,802, respectively, and $170 and $265, respectively.

5. INTANGIBLE ASSETS

Intangible assets consisted of intellectual property from a patent application. The Company elected not to pursue the patent application and recorded an impairment charge of $122,742 of the unamortized amounts during the quarter ended June 30, 2008. For the nine and three months ended September 30, 2009 and 2008, amortization expense was $-0- and $3,575, respectively, and $-0- and $-0-, respectively. There were no intangible assets as of September 30, 2009 and December 31, 2008.

6. INVESTMENT IN NONCONSOLIDATED AFFILIATES

As of September 30, 2009 the Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Northern Argentina. During 2007, the Company purchased a 47% ownership of these concessions and paid the purchase price by issuing a non-interest bearing note in the principal amount of $1,820,000 to Oxipetrol-Petroleros de Occidente S.A. (Oxipetrol), one of the other owners, with a maturity date of July 2008. The Company’s purchase price was based upon the price tendered by the original purchasers of the concessions that was and accepted by the Argentine government, who formerly owned these properties. The government uses a number of factors In determining the selling prices for oil and gas concession in Argentina, including the location and size of the concession and the current market prices of crude oil and natural gas. Prior to the maturity date, the Company and Oxipetrol mutually agreed to reduce the principal amount of the Company’s note primarily because of changes in oil and gas prices. Based upon the purchase price reduction, the Company repaid Oxipetrol $1,270,000 at the maturity date. Based on these circumstances, the Company recorded a one time, retroactive adjustment, reducing the value of this investment by $550,000 at December 31, 2008.

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

During 2008, the Company exchanged 50% of its ownership in this investment with a third party for no cash consideration, however, the acquirer contractually agreed to assume 50% of the Company’s obligations with respect to future development expenses. The Company recorded a $635,000 loss on disposition of this investment in its consolidated statement of operations.

During the year ended December 31, 2008, majority owners of the Jollin and Tonono concessions formed an Argentine-registered joint venture and paid, in the aggregate, approximately $848,00 of development costs, all of which were capitalized. Since the Company was not registered as a foreign company in Argentina, it could not become a member of the joint venture in 2008. The other owners of these concessions have agreed that, upon admission of the Company as a member of the joint venture, the Company will retain its 23.5% ownership. However, the Company’s weighted average pro-rata portion of the 2008 aggregate development cost, of approximately $223,024, all of which is included in accounts payable in the Company’s consolidated balance sheet at December 31, 2008, will be repaid to the other members from its pro-rata share of the future earnings. The Company has applied for foreign registration in Argentina and was admitted as a member of the joint venture in September 2009.

On September 25, 2009, the Company sold 13.5% of its ownership interest in Jollin and Tonono to Maxi-Petroleros De Occidente S.A. ("Maxipetrol") for $206,832.  Maxipetrol, prior to the sale, owned 48% of the Jollin and Tonono oil and gas concession.  In connection with the sale, Maxipetrol will assume full responsibility to develop the oil and gas concession until production is achieved in the blocks.  This obligation includes all costs of the full amount attached to the concession contract with the government.  Any prior unpaid costs accrued by the Company, will also be assumed by Maxipetrol.  The Company through SAHF will retain 10% of the total concession in the carryover mode ("no cost obligations to SAHF") and will begin receiving revenue from Jollin and Tonono blocks when the first well will be approved for commercial exploration.  The Company recorded a $157,939 loss on the disposition of its 13.5% investment to Maxipetrol and the loss is included in its statement of operations for the nine months ended September 30, 2009.

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

During 2008, the Company purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina from Kestal, SA, a company that acquired 100% of these explorations rights from the government of Argentina in 2007. Kestal retained a 60% interest. The price Kestal paid to acquire these rights from the government was determined by the process described above.  In 2009, SAHF assigned 50% of its rights to a third party.  As of September 30, 2009, SAHF owns 20% of the rights to this oil and gas concession.  The Company paid the $697,000 purchase price in cash and incurred no additional costs or expenses related to this investment in 2008. The Company expects that in 2009 and 2010, substantially all of the exploration costs required to retain these exploration rights will be borne by the majority owner.

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

In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo Concessions, from the other majority owners, for total consideration of approximately $270 million. These funds will be used for development and operating expenses in 2009 and beyond.  The Company through SAHF will retain 9% of the total concession in the carryover mode ("no cost obligations to SAHF") and will begin receiving revenue from Tartagal and Morillo blocks when the first well will be approved for commercial exploration.

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The Company evaluated these investments for impairment and concluded that, except as described above, no loss in value occurred as of September 30, 2009. The following table summarizes the Company’s investments in these nonconsolidated affiliates.

	Concession	Exploration
	Investments	Rights	Total

At December 31, 2007	$2,300,000	$—	$2,300,000

Adjustment of purchase price	(580,000)	—	(580,000)

Disposition of investment, net	(860,000)	—	(860,000)

Additional investment in 2008	223,024	697,000	920,024

Equity in net earnings (loss)	—	—	—

At December 31, 2008	1,083,024	697,000	1,780,024

Additional investments in 2009	264,000	—	264,000

Adjustment of additional investment during 2009 and 2008	(293,524)	—	(293,524)

Disposition of investment, net	(364,787)	—	(364,787)

At September 30, 2009	$688,713	$697,000	$1,385,713

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

The Company continues to maintain a 45% interest in Delta-Envirotech, Inc. which meets the definition of a Variable Interest Entity as defined in FASB ASC 810-20, ("Consolidation Control of Partnerships and Similar Entities") ("ASC 810-20") requiring the beneficiaries of a variable interest entity to consolidate the entity. The primary beneficiary of a variable interest entity is the party that absorbs the majority of the expected losses of the entity or receives a majority of the entity's expected residual return, or both, as a result of ownership, contractual or other financial interest in the entity.
Effective January 1, 2009, the Company completed its implementation of SFAS No. 160,FASB ASC 810, ("Consolidations") ("ASC 810").

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

8. SHORT-TERM DEBT

	September 30,	December 31,
	2009	2008
Notes payable to three investors,
interest at 8%, due November 6,
2008 (1)	$150,655	$150,655

Note payable to third party, interest
at 6%, due April 2009 (1)	30,000	30,000

Notes payable to stockholders and related
parties, interest at 6%, due on demand	379,934	280,553

Note payable to stockholder,
non-interest bearing, payable on demand	22,022	—
	$582,611	$461,208

(1) The Company did not repay these notes at the maturity dates. The Company is currently negotiating amended terms with the noteholders. If the Company and the noteholders can not agree upon an amendment to the note, including an extension of the maturity dates, the Company may receive a notice of default. If the Company receives a notice of default and fails to repay the notes, the lenders could initiate legal proceedings and obtain a judgment against the Company.

Interest expense for the nine and three months ended September 30, 2009 and 2008 amounted to $25,699 and $(23,664), respectively, and $8,833 and $6,386, respectively. Accrued interest at September 30, 2009 and December 31, 2008 amounted to $50,069 and $24,370, respectively, and is included in accrued expenses on the Company’s consolidated balance sheets.

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

At September 30, 2009, the Company's outstanding convertible notes were convertible into 274,992 shares of common stock.

The following table shows the maturities by year of total face amount of the convertible debt obligations at September 30, 2009:

2009	$253,740
$253,740

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

For the nine and three months ended June 30, 2009 and 2008, the Company recorded interest expense of $5,812 and $7,728, respectively, and $1,937 and $1,938, respectively. As of September 30, 2009 and December 31, 2008, accrued interest of $48,087 and $40,337, respectively, is included in accrued expenses on the Company's consolidated balance sheets.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2009	2008
Professional fees	$11,000	$33,000
Interest expense	98,156	66,664
Payroll expense	758,250	644,508
Payroll expense-officers	59,471	50,296
Payroll tax expense	56,669	45,481
Accrued consulting fees	419,867	419,877
Other accrued expenses	121,832	103,589
	$1,525,245	$1,363,395

During the year ended December 31, 2008, pursuant to a written agreement with the former president of the Company, $117,436 of his accrued salary was eliminated.

Accrued consulting fees as of September 30, 2009 and December 31, 2008 include $218,667 pursuant to a consulting agreement that had been terminated for cause by the Company.

Included in payroll expenses is approximately $672,000 of accrued expenses which is the responsibility of the company's subsidiary, Delta Envirotech.  The parent company, Delta Mutual Inc., has no obligation if any of the accrued compensation is not paid.

11.   STOCKHOLDERS' EQUITY

On April 22, 2009, the Company’s board of directors approved amendments to the Certificate of Incorporation to: (1) effect a 1 for 10 reverse split of all the outstanding common stock; and (2) authorize a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and to authorize the board of directors to issue one or more series of the preferred stock with such designations, rights, preferences and restrictions as determined by majority vote of the directors. Thereafter on April 23, 2009, the Company received written consent from stockholders of the Company holding a majority of the outstanding shares of common stock approving the Amendments. The effective date of the Amendments is the date the reverse stock split is made effective for trading purposes by the Financial Industry Regulatory Authority (FINRA). FINRA approved the reverse split for trading purposes effective July 6, 2009. See Note 12, "Net Loss per Common Share", for the impact on the Company's loss per share amounts as a result of the reverse stock split.  The reverse stock split resulted in a reduction of 199,664,243 shares of common stock and was accounted for by the transfer of $19,966 from common stock to additional paid-in capital, which is the amount equal to the par value of the reduced number of shares to effect the reverse stock split.

All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented except for stockholders' deficiency. As a result, there is no overall financial effect of the reverse split, however, the number of outstanding employee stock options has been reduced from 3,500,000 to 350,000 and the exercise price for the respective options has increased by a factor of 10.

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

As of September 30, 2009, the board of directors had not authorized the issuance of any series of preferred stock.

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

For the nine months ended September 30, 2009 and 2008, the Company issued 200,000 and 10,550,000 shares of common stock, respectively, valued at $0.60 and $0.20 - $0.70 per share, respectively, for services valued at $120,000 and $238,500, respectively.

For the three months ended September 30, 2009 and 2008, the Company issued -0- and -0- shares, respectively, valued at $0.60 and $0.70 per share, respectively, for services valued at, and $-0- and $-0-, respectively.

For the nine months ended September 30, 2009 and 2008, the Company issued –0- and 2,300,571 shares of common stock, respectively, for the repayment of $-0- and $143,600 principal amount of convertible notes, respectively and issued –0- and 115,634 shares, respectively, as payment of $-0- and $7,048, respectively, of accrued interest. The shares were valued at $0.50 - $0.70 per share.

For the three months ended September 30, 2009 and 2008, the Company issued –0- and -0- shares of common stock, respectively, for the repayment of $-0- principal amount of convertible notes, respectively, and issued –0- and -0- shares, respectively, as payment of $-0- and -0-, respectively, of accrued interest. The shares were valued at $0.50 - $0.70 per share.

During the second quarter of 2009, the Company received $10,000 pursuant to subscription agreements to purchase 33,334 shares of common stock. On August24, 2009, the Company issued these shares.

12.	Loss Per Common Share

The following table sets forth the reconciliation and diluted net loss per common share computation for the nine and three months ended September 30, 2008.

	Nine Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Continuing operations
Basic and diluted EPS:
Net loss ascribed to common shareholders - basic and diluted	$(1,376,154)	$(279,540)
Weighted shares outstanding - basic and diluted	22,069,376	22,186,916
Basic and diluted net loss per common share	$(0.06)	$(0.01)

Discontinued operations
Basic and diluted EPS:
Net loss ascribed to common shareholders - basic and diluted	$(2,046,563)	$(12,345)
Weighted shares outstanding - basic and diluted	22,069,376	22,186,916
Basic and diluted net loss per common share	$(0.09)	$(0.00)

Net loss for the nine and three months ended September 30, 2008 has been revised.  The revision was immaterial to the Company's consolidated results of operations and financial position.  See below for further discussion.  All share and per share amounts have been restated to reflect the one for ten reverse stock split as discussed in Note 11.

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The amounts previously reported, as revised to reflect the one for ten reverse stock split in 2008, were as follows:

	Nine Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Continuing operations:
Basic and diluted loss per common share	$(0.02)	$(0.00)

Discontinued operations:
Basic and diluted loss per common share	$(0.00)	$(0.00)

13.   BUSINESS SEGMENT INFORMATION

The Company’s reporting business segments are geographic and include   North America (United States) and South America. The primary criteria by which financial performance is evaluated and resources allocated are revenue and operating income.

The following is a summary of key financial data:

	Nine Months Ended		Three months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total Revenue:
North America	$14,458	$22,008	$14,458	$22,008
South America	—	—	—	—
	$14,458	$22,008	$14,458	$22,208

Income (Loss) from
Continuing Operations:

North America	$(992,845)	$(1,414,097)	$(272,360)	$(293,223)
South America	(157,939)	—	(157,939)	—
	$(1,150,784)	$(1,414,097)	$(430,299)	$(293,223)

14.   INCOME TAXES

The Company adopted the provisions of FASB ASC 740, "Income Taxes", ("ASC 740") on January 1, 2007. As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

15. SHARE BASED COMPENSATION

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards in accordance with ASC 718.

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective contractual terms, net of estimated forfeitures. The Company has selected the modified prospective method of transition.

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The Company also issues shares of its common stock to non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the nine months ended September 30, 2009 and 2008, the Company issued and 200,000 and 1,055,000 shares, respectively, and recorded compensation expense of $120,000 and $238,500, respectively, in conjunction with the issuance of these shares. For the three months ended September 30, 2009 and 2008, the Company issued -0- and -0- shares, respectively, and recorded compensation expense of $-0- and -0-, respectively, in conjunction with the issuance of these shares.

Stock Option Plan

In conjunction with the March 4, 2008 merger, the Company assumed the obligation of 797,800 outstanding stock options at their fair value. As of September 30, 2009, 650,000 shares of common stock remain available for issuance under the stock option plan.

A summary of the option activity under the Company’s stock option plan as of December 31, 2008 and changes during the nine months ended September 30, 2009, is presented below.

Options	Shares	Weighted-Average Exercise Share Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	350,000	$1.10
Options granted	-	$-
Options exercised	-	$-
Options cancelled/expired	(200,000)	$1.10

Outstanding at September 30, 2009	150,000	$1.10	1.9	$(245,000)

Exercisable at September 30, 2009	150,000	$1.10	1.9	—

Stock compensation expense applicable to stock options for the nine and three months ended September 30, 2009 and 2008 was approximately $590,235 and $196,745, respectively. The aggregate intrinsic value of options outstanding as of September 30, 2009 was $(245,000).

All of the Company’s outstanding options were exercisable as of September 30, 2009.  At September 30 2009, there was $228,800 of total unrecognized compensation cost related to share-based compensation arrangements granted under the stock option plan. The cost is expected to be recognized over a weighted average period of 1.9 years.

16. COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company had a consulting agreement that expired during the year ended December 31, 2008. As of September 30, 2009 and December 31, 2008, consulting fees of $201,200 associated with this agreement are included in accrued expenses on the Company's consolidated balance sheets.

DELTA MUTUAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

17. LEGAL PROCEEDINGS

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

The Company has been notified by letter dated October 9, 2009 of a complaint filed with the Pennsylvania Department of Labor & Industry by its former Chief Financial Officer alleging non-payment of wages in the amount of $131,250. The Company has responded to the Department of Labor & Industry that the wages owed this former officer are substantially less than alleged in this claim.

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

RESULTS OF OPERATIONS

During the nine months ended September 30, 2009, we incurred a net loss of $1,188,748 primarily due to a loss from continuing operations of $1,150,784. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain additional financing or that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

During the nine months ended September 30, 2009, we incurred a net loss from continuing operations of $1,182,296 compared to $1,376,154 for the nine months ended September 30, 2008. The decrease in our loss from continuing operations for the nine months ended September 30, 2009 over the comparable period of the prior year was primarily due to a decrease in general and administrative expenses of approximately $145,000 and the elimination of a loss on intellectual property that occurred during the prior year period of approximately $138,000.

Our net loss for the nine months ended September 30, 2009 was $1,188,748 compared to a net loss of  $3,422,717 for the comparable prior year period. The net loss for the nine months ended September 30, 2008 included a loss from discontinued operations of $2,046,563 primarily associated with the liquidation of the investment portfolio.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

During the three months ended September 30, 2009, we incurred a net loss from continuing operations of $426,611 compared to $279,540 for the three months ended September 30, 2008. The increase in our loss from continuing operations for the three months ended September 30, 2009 over the comparable period of the prior year was primarily due an increase in general and administrative expenses from approximately $155,096 in 2008 to approximately $272,360 in 2009, offset by an impairment charge of $138,127 in 2008 and a loss on sale of investments of $157,939 in 2009.

Our net loss for the three months ended September 30, 2009 was $426,611 compared to a net loss of $291,885 for the comparable prior year period. The net loss for the three months ended September 30, 2009 included a loss on sale of investments of approximately $157,939, and the comparable period in 2008 included an impairment charge of $138,127.

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

Oil and Gas Investments

Our main source of revenue will derive from the sale of crude oil and natural gas produced form the four oil and gas concessions in which we have made investments. While we are not the operators of these concessions, we expect to have representation on the operating committees that are responsible for managing the business affairs of these concessions. Our ownership interests in these concessions range from nine to 20%.

Jollin and Tonono Concessions

In 2008, the majority owners of these concessions formed an Argentine-registered joint venture to operate these concessions. Since SAHF was not registered in Argentina, it could not become an official member of the joint venture. The other owners of the joint venture have agreed that SAHF will be admitted as a member of the joint venture, upon the registration of SAHF as a foreign company in Argentina. SAHF applied for foreign registration and was approved in September 2009.

A well located in the Tonono Concession became operational for the commercial production of oil in the first quarter of 2009. Delivery of the commercial production is currently expected by the end of the fourth quarter.  A well located in the Jollin Concession contains commercial quantities of natural gas. A natural gas pipeline connecting the Jollin Concession to a major distribution pipeline is in the pre-construction phase. The connecting pipeline when completed will be owned by the joint venture. It is expected to be completed during the second quarter of 2010. Upon completion, it will permit the joint venture to commence deriving additional revenue from the sale of natural gas.

Tartagal and Morillo Concessions

In 2008, the majority owners of the Tartagal and Morillo Concessions agreed to form an Argentine-registered joint venture and applied for government approval of the license to operate the concessions. SAHF received its foreign corporation registration in 2009 and will join the joint venture when it formed and is registered with the government.

In March 2009, a Hong Kong public company, following approval by its shareholders, agreed to acquire a 60% participation interest in these concessions for approximately $280 million. The Company expects that the funds from this acquisition will be used for development and operating expenses in 2009 and beyond. Deliveries of crude oil from these concession are expected to begin in 2009.

Exploration Rights

SAHF holds a 20% interest in the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina. Provided certain development activities are under taken by the majority owner, these exploration rights will remain in effect until the year 2010.

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

LIQUIDITY

At September 30, 2009, we had a working capital deficit of approximately $2.5 million, compared with a working capital deficit of approximately $2.4 million at December 31, 2008. The increase as of September 30, 2009 was due primarily to a decrease in accounts payable of approximately $200,000 and increases in accrued expenses of approximately $160,000 and in notes payable of approximately $120,000.

At September 30, 2009, we had total assets of approximately $1.4 million compared to total assets of approximately $1.8 million at December 31, 2008. The decrease is primarily attributable to a decrease in investments in the amount of approximately $400,000 made in our oil and gas concessions in Argentina.

Cash decreased approximately $2,000  for the nine months ended September 30, 2009. Net cash used in operating activities for the nine months ended September 30, 2009 was approximately $335,000, as compared with approximately $2.5 million in 2008; net cash provided by investing activities was approximately $206,000 in 2009, as compared with approximately $2,988,000 in 2008. The decrease is primarily a higher level of sales of assets and investments in our oil and gas concessions in 2008. Cash used in operations activities (primarily a net loss of $1,888,748) was offset by the non-cash option issuance of $590,235, by net cash provided in investing activities of approximately $206,000, and by proceeds from loans of approximately $130,000.

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

Other Matters

NEW FINANCIAL ACCOUNTING STANDARDS

During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1.  Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually.  As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through November 13, 2009 (the date the Company’s financial statement are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

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

ITEM 4T. – CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and principal financial officer concluded that our disclosure controls and procedures were ineffective as a result of a significant deficiency and material weakness as discussed in the following paragraph.

The reportable condition identified relates to a failure properly to supervise payments from funds designated for payment of corporate payables. We have implemented certain internal management changes in the fiscal quarter ended September 30, 2009 to eliminate any risks associated with this significant deficiency.

Changes in Internal Controls

Given this reportable condition and material weakness, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, fairly present in all material respects our financial condition and results of operations.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

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

The Company has been notified by letter dated October 9, 2009 of a complaint filed with the Pennsylvania Department of Labor & Industry by its former Chief Financial Officer alleging non-payment of wages in the amount of $131,250. The Company has responded to the Department of Labor & Industry that the wages owed this former officer are substantially less than alleged in this claim.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

			Principal	Total Offering Price/
Date	Title and Amount (1)	Purchaser	Underwriter	Underwriting Discounts

August 24, 2009	16,667 shares of common stock.	Private Investor	NA	$5,000/NA
August 24, 2009	16,667 shares of common stock.	Private Investor	NA	$5,000/NA

(1) The issuances to investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D promulgated by the SEC under the Securities Act.

ITEM 6.  EXHIBITS.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

BY:	/s/ Daniel R. Peralta
Dr. Daniel R. Peralta
President and Chief Executive Officer

Dated: November 17, 2009

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.