Form 10-K
period 2009-12-31
DELTA MUTUAL INC
filed 2010-04-15
CIK 1112985

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-30563

DELTA MUTUAL, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	14-1818394
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1103, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (480) 477-5808

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                      ☐  Yes                ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates  as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,393,966.

Number of shares of Common Stock outstanding as of March 31, 2010: 26,772,623.
_______________.
Documents incorporated by reference:  None

 TABLE OF CONTENTS

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

Background

We were incorporated under the name Delta Mutual, Inc. on November 17, 1999, in the State of Delaware with the purpose of providing mortgage services through the Internet. In 2003, we established business operations focused on providing environmental and construction technologies and services to specific geographic reporting segments in the Far East, the Middle East, and the United States. During the year ended December 31, 2008, the Company discontinued all of its operations in the Far East (Indonesia) and its construction technology activities that were conducted through its wholly owned U.S. subsidiary, Delta Technologies, Inc. The Company’s construction operations in Puerto Rico were discontinued in 2008, which included.

Effective March 4, 2008, we entered into a Membership Interest Purchase Agreement, pursuant to which we acquired from  Egani, Inc. shares of Altony SA, an Uruguayan Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”).  At the closing of the Agreement, we issued 130,000,000 shares of our common stock to Egani, Inc. which constituted, following such issuance, a majority of the outstanding shares of our common stock. Immediately following the closing of the Agreement, Altony became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer.

The principal business of Altony SA is the ownership and management of South American Hedge Fund, which maintains its business office in Uruguay and has investments in oil and gas concessions in Argentina and intends to focus its investment activities in the energy sector. We have also signed a purchase option agreement related to the acquisition of approximate 150,000 hectares in forty mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. As of December 30, 2009, Altony SA closed its business operations and is currently under a process of dissolution.

Our principal offices are located at 14362 N. Frank Lloyd Wright Blvd. #2105, Scottsdale, AZ 85260. Our telephone number is (480)  480-477-5807. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTZ.OB".

General

The primary focus of the Company’s business at this time is the SAHF subsidiary, South American Hedge Fund, which has investments in oil and gas concessions in Argentina and will continue its focus on the energy sector, including the development and supply of energy and alternative energy sources in Latin America and North America. As of December 31, 2008, we terminated all of the construction technology activities that were carried out by Delta Technologies, Inc. (a wholly owned subsidiary). Also as of December 31, 2008 the securities trading activities of South American Hedge Fund were accounted for as a discontinued operation. As of December 31, 2009, we terminated the operation of oil sludge processing facilities in Bahrein and Kuwait and the manufacture of insulating concrete from ICF products in Saudi Arabia, which are accounted for as  discontinued operations.

As of December 31, 2009, the Company holds 45% ownership interest in Delta –Envirotech, Inc. which is engaged  in select business opportunities in the Middle East related to environmental remediation and other projects. These activities are managed and carried out by majority stockholders  of Delta-Envirotech, Inc., (“Envirotech”) a joint venture company incorporated in the state of Delaware with headquarters in Virginia and formed in January 2004. The Company’s majority stockholders are  Hi-Tech Consulting and Construction, Inc. and an unrelated individual.  We hold a 45% interest in Envirotech, which has entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support its activities. As of December 2009, management has determined that Envirotech, Inc. is not considered the variable interest entity for the year ending December 31, 2009 and accordingly has been deconsolidated from the consolidated financial statements effective December 31, 2009 (see “Management Discussion and Analysis of Financial Condition and Results of Operations”, as well as our Consolidated Financial Statements included in this Annual Report for further information).

Our goal is to generate meaningful growth in our net asset value per share for proved reserves by acquisition, exploitation and exploration of oil and gas projects with attractive rates of return on capital employed.   Specifically, we have focused, and plan to continue to focus, on the following investments in South America.

Our Oil and Gas Investments

Our main source of revenue will derive from the sale of the crude oil and natural gas produced from the oil and gas concessions in which we have made investments. In August 2007, SAHF signed agreements to purchase partial ownership interests in four in oil and gas concessions in Northern Argentina. The joint venture owning these concessions then started the process to obtain the necessary government and environmental operating permits for the commercial exploitation of these concessions. While we are not the operators of these concessions, we expect to have representation on the operating committees that are responsible for managing the business affairs of these concessions.

On September 25, 2009 SAHF was approved to be registered in Salta, Argentina as a branch of SAHF LLC. In March 19, 2010 a tax ID number was granted to SAHF as the last requisite needed to be included in the nine exploration/exploitation joint ventures for oil-gas blocks. Formal approval of the Secretary of Energy authorities is expected in second quarter 2010 .Until the approval, SAHF interest are protected with the Escrow Agreement with the joint venture members.

As per December 2009 the SAHF participation in the Argentina concessions are as follows:

Blocks with current Delta Mutual participation (through SAHF):

Block	#Wells	Status	Delta %		Partners	JV Investment
Jollin	3	Testing	10	% CO*	JHP(China)Maxi	2.7 MM
Tonono	10	Product	10	% CO*	JHP(China)Maxi	1.7 MM
Tartagal	21	Seismic	9	% CO*	New Energy (HK)M	30 MM
Morillo	1	Seismic	9	% CO *	New Energy(HK) M	5 MM
Guemes**	2	Drilling	20%		Ketsal	1 MM
La Union**	2	Geodesic	20%		Ketsal	.5 MM
Cobres**	0	Geodesic	20%		Ketsal	.5 MM
Valles**	0	Geodesic	20%		Ketsal	.5 MM
Rosario**	4	Geodesic	20%		Ketsal	.5 MM

*CO means a carried interest in the project.
** Of these five properties, the Company and its joint venture partner have made initial investments in Guemes. As of March 31, 2010, our joint venture partner has made the initial payments to the government, for our share of which we will be responsible when SAHF is accepted as a qualified company in Argintina.  This is expected to occur in the second quarter of 2010.

Jollin and Tonono Concessions

The Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. During 2007, SAHF purchased 47% of these concessions and paid the purchase price by issuing a non-interest bearing note in the principal amount of $1,820,000 to Oxipetrol-Petroleros de Occidente S.A. (“Oxipetrol”), one of the other owners, with a maturity date of July 2008. The purchase price was subsequently reduced to $1,270,000 by mutual agreement among the parties, prior to the maturity date. During 2008, the Company exchanged 50% of its ownership in this investment with a third party for no cash consideration, however, the acquirer contractually agreed to assume 50% of the Company’s obligations with respect to future development expenses.

In December 2008, a reentry workover was made in the Jollin 2 well for 23 days until gas presence was detected in January 3, 2009 with a 170psi associated with the burning test. After several hours of test a strong presence of sand stopped the test. After 10 weeks of workover with two different rigs without a satisfactory performance of the well, a technical decision was taken to perform a 3D seismic job around the Jollin Block including the Jollin 2. After the conclusion of the 3D, estimated for second quarter 2010 a side track will be performed in the J2 or a bypass in the trouble stage in the vicinity  of 2270 mt of the tubing.

We also expect to complete a 3D total research in the Tonono Block to identify the potential reserves in the second quarter 2010.In 2008, the well Tonono 6 was declared commercially viable by the authorities with a daily production around 90/obd. The produce was sold to the Grasta refinery. In the second semester 2009 the daily average was reduced and technical decision was taken to work over the well after the seismic conclusion is received.

Tartagal and Morillo Concessions

The Company has 9% ownership of the Tartagal and Morillo oil and gas concessions located in Salta Province, Argentina. During 2007, SAHF purchased 18% ownership of these concessions and paid the purchase price by issuing a non-interest bearing note in the principal amount of $480,000 to Oxipetrol-Petroleros de Occidente S.A. (“Oxipetrol”), one of the other owners, with a maturity date of July 2008. The purchase price was subsequently reduced to $450,000, by mutual agreement among the parties, prior to the maturity date. During 2008, the Company exchanged 50% of its ownership in this investment with a third party for no cash consideration, however, the acquirer contractually agreed to assume 50% of the Company’s obligations with respect to future development expenses.

In December 15, 2009 a services contract was signed between the Joint Venture of Tartagal & Morillo and Wiccap, a local company using the equipment, technical assistance and data processing of Westerngeco Clean and Cut(Completion, opening, leveling and topographic calculations for source and reception of seismic lines) of the work areas and the performance of 3-D seismic work in the Tartagal Oriental Area and 2-D seismic work in Morillo Area. Wiccap has the option to accept the data interpretation of Schlumberger. Conclusion of this services are expected to be delivered to the Tartagal and Morillo JV in second quarter 2010.The total amount of seismic investment is over $25 MM.

Exploration Rights (Guemes Block)

On February 6, 2008, SAHF purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina for $697,000. Provided certain development activities are undertaken by owners, these exploration rights will remain in effect until the year 2010. The initial development costs and fees were paid by the majority owner and the Company incurred no additional expenses related to this investment in 2008.

As of March 12, 2010, we had completed analysis of 25 microbial and 8 sorbed gas samples along a single traverse over the seismic line 33115 and across the Cuchuma prospect of the Guemes area in the Northwest Basin, Salta Province, Argentina. The study area is located approximately 75 kilometers from the capital city of Salta by Province Route Nº 9/34. Samples were collected at 100-150 meter intervals.

With this confirmation, the drilling plan on the K-K Salta CuN x-2001 was approved to start on April 1, 2010. The main objective is the Yacoraite formation ceiling and the Maiz Gordo formation bottom. The drilling rig to be utilized is an Oil Well 66 Britain with Perterser operators. Well completion is expected in May 2010.

Development Schedule for Our Oil and Gas Investments

In December 2008, a well located in the Tonono Concession received government approval to begin commercial production of oil. When the test re-entry well at this location was completed in the fourth quarter of 2008, it initially produced between 10-15 cubic meters of oil per day, the equivalent of 90-101 barrels of oil.

The same well also contains natural gas. A natural gas pipeline connecting the Jollin Concession to a nearby refinery is in the pre-construction phase. It is expected to become operational in during the third quarter of 20 10. Upon completion, it will permit the joint venture to commence deriving additional revenue from natural gas sales. The gas pipeline construction is delayed until the 3-D seismic conclusion will be delivered to substantiate critical design factors as the total expected delivery volume.

Deliveries of crude oil are expected to commence from the Tartagal and Morillo concessions during the third quarter of 2010.  Deliveries of crude oil are expected in the second quarter of 2010 from the Guemes Block.

The main costs associated with our oil and gas investments are related to oil and gas property acquisition, drilling costs, initial well revitalization, gas pipeline construction and ongoing operating expenses. The revitalization of wells allows short-term cash increases while holding the lease for additional future development.

Commitment to Technology

In each of our core operating areas, we have accumulated detailed geologic and geophysical knowledge and have developed significant technical and operational expertise.  This data is analyzed with advanced geophysical and geological computer resources dedicated to the accurate and efficient characterization of the subsurface oil and gas reservoirs that comprise our asset base.    This commitment to technology has increased the productivity and efficiency of our field operations and development activities.

Lithium Project

On March 1, 2010, we signed a purchase option agreement with Minera Jujuy from the Jujuy Province, Argentina related to the acquisition of approximate 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. Currently, we are performing sampling and geological conclusions with a local geological company in order to determine value to the property.

The Central Andes has the main concentrations of lithium brines in South America. World Class deposits are: “Uyuni” in Bolivia, “Atacama” in Chile and “Hombre Muerto” and “Rincon” in Argentina. The Argentina Puna is very rich in salt pan deposits, locally called "salares". The biggest one is Salar Arizaro, located in the western side of the Salta Puna region.

The salt pan of the Puna has different compositions, one to the east and another to the west. The eastern salars are rich in borate deposits (ulexite, 30% boric oxide), meanwhile the western salars contain sulphates (sodium sulphate, mirabilite-thenardite) as their main economic minerals. Likewise, all the salars has sodium chloride (halite) followed by calcium sulphate (gypsum) and scarce carbonate (mainly travertines from thermal springs). Currently, the main mining activity related to salars are borates, represented by ulexite (calcium-sodium borate) and borax (sodium borate)  which are exploited for use in the boric acid industry. Common salt is mined from the upper crust and sold for use in paper, leather, table salt and other minor uses.

Moreover, salars contain rich brines mineralized by different chemical elements. The most important among them is lithium, followed by boron, magnesium, potash, cesium and strontium.  A 150 million dollar to obtain lithium from brines (600 ppm) was carried out by Minera del Altiplano, a subsidiary of  FMC (an American company), in the salar del Hombre Muerto (Salta-Catamarca boundary). A $30 million project is carried out in Salar del Rincón by Ady Resources Ltd., from Australia.(Excerpts from a Geological Report by Geol G.Horacio)

A confidentiality agreement was signed by Delta  with a European joint venture on March 12th, 2010 for thirty days to perform samples procedures regarding the 150,000 hectares in the Jujuy prospect.

Each of the black dots represents a mine location.

Development Activities

Development projects on the concessions in which we have investments include accessing additional productive formations in existing well bores, formation stimulation, infill drilling on closer well spacing, and retrofitting or reworking existing wells.

Business Strategy

The key elements of our business strategy are to:

•	Make accretive acquisitions of producing properties generally characterized by long-lived reserves with stable production and reserve development potential;

•	Add proved reserves and maximize cash flow and production through development projects and operational efficiencies; and

•	Engage in adjacent exploration drilling where evaluation of the property is positive.

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

Customers

Crude oil production from the Guemes and Tonono Concessions would be sold to nearby refineries, and is transported by truck. The natural gas production of the Jollin concession will be transported by a pipeline to be constructed to the Refinor oil company refinery also located in the Salta Province in Northern Argentina. Sales are made based on spot market price postings, and vary month to month. These prices typically are tied to domestic market crude and natural gas prices.

Title to Properties

We believe that we have satisfactory title to or rights in all of our producing properties.  As is customary in the oil and gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties.  In most cases, we investigate title and obtain title opinions from counsel only when we acquire producing properties or before commencement of drilling operations.

Competition

We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel.  Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate.  Those companies may be able to pay more for productive oil and gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit.  Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.  Also, there is substantial competition for capital available for investment in the oil and gas industry.

Middle East

Envirotech holds the exclusive Middle East distribution rights to a gas-imaging product, which detects and visualizes harmful gasses produced by oilfield and refinery operations. This product was field tested by ARAMCO, the Saudi government oil company, during the third quarter of 2009. ARAMCO is currently evaluating whether or not to purchase this technology and may elect to purchase it from a competitor.

During the second half of 2007, Envirotech, as a distributor, introduced an organic supplement, designed to increase crop yield, to one of the major farming operators in Saudi Arabia. During the third and fourth quarters of 2008, the farm operator purchased sample quantities of the organic supplement for crop testing. Envirotech received commission revenue of $43,000 associated with these purchases. Subsequent purchases in commercial quantities will depend upon the evaluation of the crop yield during the second quarter of 2010.

Governmental Regulation

The key points of the statutory and regulatory regime in respect of oil and gas operations in Argentina are as follows:

Statutory royalties on hydrocarbon production are payable to the Province of Salta. These royalties are monthly levies collected by the provincial government, based on hydrocarbon production lifted within their territories under an exploration permit or exploitation concession. The applicable royalty rate is 12% for exploitation concessions. The royalty is calculated from the well head value of the hydrocarbon production, less certain allowable deductions. Royalties are, in principle, paid in cash, although in certain cases royalties may be paid, or may be required to be paid, in kind. Concession holders responsible for the payment of royalties are required to report to the Secretary of Energy in a royalty return, the volumes of natural gas and oil actually produced for the purpose of determining the computable production and the statutory royalty payments due of 12%.

A surface canon is a statutory, yearly fee payable in advance to the federal government on each anniversary of the grant of the relevant concession and is calculated using the acreage of the relevant concession. Surface canon payments are required in order to maintain a concession in good-standing. The actual surface canon payable under a particular block depends on the nature of the title over the relevant block. The concession joint ventures in which the Company is a member pay to the Secretary of Energy the highest retention option canon for the current period.

The holder of an exploration permit or exploitation concession must compensate surface owners for any damage caused by hydrocarbon activities to their properties. Such compensation may be established by: (i) a court in a lawsuit for damages filed by the surface owner; (ii) mutual agreement of the parties; or (iii) the surface owner’s acceptance of the tariffed compensation amounts established by the government from time to time. Tariffed compensation charts for each of the main oil and gas basins are issued from time to time, taking into account the agricultural activities generally carried out in each such zone.

The concession joint ventures in which the Company is a member have executed written agreements with the owners of the surface corresponding to its four exploitation concessions in Argentina under which the joint ventures have agreed to compensate them following the applicable tariffed compensation charts.

There are minimum work commitments and minimum investment commitments under statute in the concession documents. However, the Federal Hydrocarbons Law 17,319 provides that the “holder of an exploitation concession shall make such investments as may be necessary, within reasonable periods of time, for the execution of the works required for the development of the entire acreage comprised in the area of his concession ... in such a manner as to ensure the maximum production of hydrocarbons”. To such end, the holders of exploration permits and exploitation concessions must file each year with the Secretary of Energy a “Form of Investments”, reporting the investments made during the preceding year and the projected investments for the then current year.

All imports and exports of foreign currency into the domestic exchange market must be registered with the Central Bank of Argentina; imports of foreign currency (except foreign direct investment, foreign trade financing and initial public offerings) may not be repaid or remitted abroad earlier than 365 days, from the date the Central Bank recorded their entrance; importers of foreign currency (except for foreign direct investment, foreign trade financing and initial public offerings) must deposit 30 per cent. of their foreign currency imports into Argentina with a local financial institution for a minimum 365 day term. Said deposit shall be non transferable and “non remunerative” (without interest). The remittance abroad of interests on financial obligations payable by local residents to foreign creditors is allowed, subject to the minimum 365 day stay described above. Furthermore, the relevant financial obligations must be registered with the Central Bank. Remittance of dividends approved in closed and audited financial statements is allowed, and therefore dividends can be remitted abroad.

Research and Development

We do not anticipate performing any significant product research and development under our plan of operation.

Employees

Currently,  we  have two employees: Dr. Daniel R. Peralta, President and CEO, and Malcolm W. Sherman, Executive Vice President.

Available Information

We maintain a website at the address www.deltamutual.com.  We are not including the information contained on our website as part of, or incorporating it by reference into, this report.  We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Item 1A. Risk Factors.

Our oil and gas investments made by our subsidiary South American Hedge Fund may not be profitable.

The success of our investments in Argentina will depend to a great extent on the operations, financial condition and management of the oil and gas concession and exploration rights in which we have investments. Their success may depend upon management of the operations in which the investments were made and numerous other factors beyond our control.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties.

Our future success will depend on the success of our development, exploitation, production and exploration activities.  Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production.  Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  Our cost of drilling, completing and operating wells is often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.  Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and CO2;

•	equipment failures or accidents; and

•	adverse weather conditions, such as freezing temperatures, hurricanes and storms.

The presence of one or a combination of these factors at our properties could adversely affect our business, financial condition or results of operations.

Prospects that we decide to drill may not yield oil or gas in commercially viable quantities.

A prospect is a property on which we have identified what our geoscientists believe, based on available seismic and geological information, to be indications of oil or gas.  Our prospects are in various stages of evaluation, ranging from a prospect which is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation.  There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or gas in sufficient quantities to recover drilling or completion costs or to be economically viable.  The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or gas will be present or, if present, whether oil or gas will be present in commercial quantities.  In addition, because of the wide variance that results from different equipment used to test the wells, initial flowrates may not be indicative of sufficient oil or gas quantities in a particular field.  The analogies we draw from available data from other wells, from more fully explored prospects, or from producing fields may not be applicable to our drilling prospects.  We may terminate our drilling program for a prospect if results do not merit further investment.

The global recession and tight financial markets may have impacts on our business and financial condition that we currently cannot predict.

The current global recession and tight credit financial markets may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions.  The economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.  Additionally, market conditions could have an impact on our commodity hedging arrangements if our counterparties are unable to perform their obligations or seek bankruptcy protection.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation.  We may be required to make large expenditures to comply with governmental regulations.  Matters subject to regulation include:

•	discharge permits for drilling operations;
•	drilling bonds;
•	reports concerning operations;
•	the spacing of wells;
•	unitization and pooling of properties; and
•	taxation.

Under these laws, we could be liable for personal injuries, property damage and other damages.  Failure to comply with these laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties.  Moreover, these laws could change in ways that could substantially increase our costs.  Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

Our operations may incur substantial liabilities to comply with environmental laws and regulations.

Our oil and gas operations are subject to stringent federal and state laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of a permit before drilling commences; restrict the types, quantities, and concentration of materials that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas; and impose substantial liabilities for pollution resulting from our operations.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, incurrence of investigatory or remedial obligations, or the imposition of injunctive relief.

Market conditions or operational impediments may hinder our access to oil and gas markets or delay our production.

In connection with our continued development of oil and gas properties, we may be disproportionately exposed to the impact of delays or interruptions of production from wells in these properties, caused by transportation capacity constraints, curtailment of production or the interruption of transporting oil and gas volumes produced.  In addition, market conditions or a lack of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets or delay our production.  The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities.  Our ability to market our production depends substantially on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third-parties.  Additionally, entering into arrangements for these services exposes us to the risk that third parties will default on their obligations under such arrangements.  Our failure to obtain such services on acceptable terms or the default by a third party on their obligation to provide such services could materially harm our business.  We may be required to shut in wells for a lack of a market or because access to gas pipelines, gathering systems or processing facilities may be limited or unavailable.  If that were to occur, then we would be unable to realize revenue from those wells until production arrangements were made to deliver the production to market.

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

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The U.S. and other world economies are in a recession, which could last well into 2010 and beyond. The recession may lead to significant fluctuations in demand and pricing for crude oil and natural gas production, such as the decline in commodity prices which occurred during 2008 and into 2009. If commodity prices decline, there could be additional impairments of our investment assets or an impairment of goodwill.

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

Competition for experienced personnel may negatively impact our operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2009, our principal assets included Partial Rights Ownership in nine oil and gas properties.

Developed and Undeveloped Acreage

The following table summarizes our estimated gross and net developed and undeveloped acreage by concession at December 31, 2009.   Net acreage represents our percentage ownership of gross acreage.  The following table does not include acreage in which our interest is limited to royalty and overriding royalty interests.

Block Name	Developed Acreage				Undeveloped Acreage
	Gross		Net		Gross		Net
Tartagal Oriental	0				7065	Km2	635.85	Km2
Morillo	0				3518	Km2	316.62	Km2
Tonono	66	Km2	6.6	Km2
Jollin	32	Km2	3.2	Km2
Guemes	0				8971	Km2	1794	Km2
Rosario	0				4510	Km2	902	Km2
Union	0				2467	Km2	493	Km2
Valles	0				5756	Km2	1115	Km2
Cobres	0				2558	Km2	511	Km2

Reserves

We expect to have completed our reservoir engineering analysis as of July 31, 2010.

Executive Offices

In November 2009, we entered into a one-year lease for our principal office in Scottsdale, Arizona, at a monthly rental of $1276.88. We anticipate that our current office space will accommodate our operations for the foreseeable future.

Item 3. Legal Proceedings.

Former Employee Wage Claims
On September 16, 2008, the Company was notified of a complaint filed with the Pennsylvania Department of Labor & Industry by its former President and CEO alleging non-payment of wages in the amount of $53,271. The Company also received notice of a similar complaint filed by a former employee alleging non-payment of wages in the amount of $17,782. In October 2008, the Company entered into repayment agreements with both of the former employees. As of the date of this report, the Company has not made any payments to these two former employees pursuant to these agreements. In addition, the employee that alleged non-payment of wages in the amount of $17,782 has obtained a default judgment against the Company, entered on January 8, 2010 in the Court of Common Pleas of Bucks County, Pennsylvania, Civil Division, in the amount of $29,625.94 as to this wage claim. As of December 31, 2009, the Company has recorded an accrued liability of $17,782 in the accompanying consolidated financial statements. We believe that a portion of the claim is without merit and are vigorously contesting the claim as of the date of this filing.

The Company has been notified by letter dated October 9, 2009 of a complaint filed with the Pennsylvania Department of Labor & Industry by its former Chief Financial Officer alleging non-payment of wages in the amount of $131,250. The Company has responded to the Department of Labor & Industry that the wages owed this former officer are substantially less than alleged in this claim and are vigorously contesting the claim as of the date of this filing. As of the date of filing, the Company is awaiting a response from the Department of Labor and Industry and this matter is disclosed in the contingent liabilities footnote to the consolidated financial statements.

Legal Fee Collection Claim
Delta Technologies, Inc., a wholly-owned subsidiary of the Company and a discontinued operation (“Delta Technologies”), has been notified by a collection agency on behalf of Wolf Block LLP (“Wolf Block”), a law firm that had provided intellectually property legal services to Delta Technologies, that it had been retained in an attempt to collect a past due amount of approximately $41,000          reduce as per letter. The Company is in discussions with the collection agency and believes that the resolution of this matter will have no material effect on the Company or its operations.

Item 4. Reserved.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, since approximately February 1, 2001.

Our shares are listed under the symbol "DLTM”. The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. Prices commencing January 1, 2009 reflect the 1-for-10 reverse stock split effective July 6, 2009.

		High	Low

2008:	1st Quarter	0.07	0.01
	2nd Quarter	0.07	0.04
	3rd Quarter	0.08	0.04
	4th Quarter	0.08	0.03

2009:	1st Quarter	0.60	0.30
	2nd Quarter	0.90	0.21
	3rd Quarter	0.39	0.05
	4th Quarter	0.52	0.06

2010:	1st Quarter	0.50	0.15

During the last two fiscal years, no cash dividends have been declared on Delta's common stock and Company management does not anticipate that dividends will be paid in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

As of April 13, 2010, there were approximately 100 record holders of our common stock.

Unregistered Sales of Equity Securities

The following table sets forth the sales of unregistered securities by the Company in the year ended December 31, 2009.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

April 27, 2009	200,000 shares of common stock.	Consultant	NA	$0.60 per share/NA
October 27, 2009	130,000 shares of common stock.	Private Investor.	NA	$$0.173 per share/NA
October 28, 2009	31,250 shares of common stock.	Private Investor.	NA	$0.08 per share/NA
December 1, 2009	50,000 shares of common stock.	Private Investor.	NA	$0.15 per share/NA
December 4, 2009	60,000 shares of common stock issued in conversion of $36,000 principal amount note.	Private Investor.	NA	$0.60 per share/NA
December 22, 2009	50,000 shares of common stock.	Private Investor.	NA	$0.15 per share/NA
December 23, 2009	333,333 shares of common stock.	Private Investor.	NA	$0.1499 per share/NA
December 26, 2009	133,334 shares of common stock.	Private Investor.	NA	$0.1499 per share/NA
(1) The issuances to lenders, consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D, Regulation S or Rule 701 promulgated by the SEC under the Securities Act.

The Company has no equity compensation plans in effect, or any securities outstanding under equity compensation plans, as of the date of this report.

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

The Company’s principal business at this time is conducted by our subsidiary, South American Hedge Fund, which has investments in oil and gas concessions in Argentina and intends to focus its investments in the energy sector, including development of energy producing investments and alternative energy production in Latin America and North America. Following the acquisition of SAHF, management has continued to pursue selected business opportunities in the Middle East and has also signed a purchase option agreement related to the acquisition of approximate 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration.

DECONSOLIDATION OF VARIABLE INTEREST ENTITY

As described in Part I of this report, as of December 31, 2009, the Company holds 45% ownership interest in Delta –Envirotech, Inc. which is engaged  in activities related to environmental remediation and other projects. These activities are managed and carried out by majority stockholders  of Delta-Envirotech, Inc., (“Envirotech”), a joint venture company incorporated in the state of Delaware with headquarters in Virginia and formed in January 2004. The Company’s majority stockholders are Hi-Tech Consulting and Construction, Inc. and an unrelated individual.  The Company holds 45% interest in Envirotech, which has entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support its activities.

FASB ASC 810 “Consolidation” required the consolidation of a variable interest entity (VIE) if the Company is deemed to be the primary beneficiary of the VIE. FASB ASC 810 requires an entity to assess its equity investments and certain other contractual interests to determine whether they are VIEs. As defined in FASB ASC 810, variable interests are contractual, ownership or other interests in an entity that change with changes in entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the VIE. An entity that will absorb a majority of the VIE’s expected losses orexpected residual returns, as defined in FASB ASC 810, is considered the primary beneficiary of the VIE. The primary beneficiary should include the VIE’s assets, liabilities and results of operations in its consolidated financial statements until a reconsideration event, as defined in FASB ASC 810, occurs to require deconsolidation of the VIE. At the deconsolidation date, the assets and liabilities of the VIE are removed from the consolidated financial statements and any assets and liabilities of the Company that were eliminated in consolidation are restored. The gain recognized from deconsolidating VIE is recorded in the consolidated statements of operations as gain on deconsolidation of the VIE.

As of December 2009, management has determined that Envirotech is not considered a VIE for the year ending December 31, 2009, and accordingly Envirotech has been deconsolidated from the accompanying consolidated financial statements effective December 31, 2009. As of December 31, 2009, the Company is not exercising significant influence over operating and financing policies of Envirotech and therefore Envirotech is not considered a VIE. As a result of this deconsolidation, the Company has removed the assets and liabilities of the VIE from the consolidated financial statements and any assets and liabilities of Envirotech that were eliminated in consolidation are restored at fair value.

Prior to December 31, 2009, the Company was deemed to be the primary beneficiary of the Envirotech due to relatively significant financial support provided to this entity in terms of investment of $375,000 (which represents 45% ownership of the Company) and notes receivable of $810,867. However, due to significant losses of Envirotech and its deconsolidation as of December 31, 2009, the Company’s entire investment and notes receivable in the aggregate of approximately $1,186,000 as of December 31, 2009 has been reduced to zero in order to account for restored assets at fair value. On the other hand, as of December 31, 2009, the Company was not liable for Envirotech’s liabilities and losses totaling approximately $2,068,000 which were included in the consolidated financial statements of the Company prior to deconsolidation per agreed terms with Envirotech and which resulted in a net gain on deconsolidation of approximately $882,000 recorded as a separate line item in the accompanying consolidated financial statements.

As of December 30, 2009, the Company closed business operations of Altony SA and this company is currently under a process of dissolution.

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

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2009, we had a gain from continuing operations of approximately $850,000. The Company has an accumulated deficit of approximately $3,580,837 and working capital deficiency of approximately $967,042 as of December 31, 2009.  Additionally, the Company may require additional funding to execute its strategic business plan for 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. There can be no assurances that there will be adequate financing available to the Company, if the Company requires financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Independent Auditors' Report and Note 1 of the Notes to Consolidated Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern.

2009 COMPARED TO 2008

For accounting and financial reporting purposes only, our acquisition of Altony on March 4, 2008 was treated as a reverse merger, with Altony as the acquirer. Our consolidated financial statements for the twelve months ended December 31, 2007 are those of Altony (including its SAHF subsidiary on a consolidated basis). In 2009, we had a gain from continuing operations of approximately $850,000, primarily as a result of an approximate $882,268 gain on the deconsolidation of Envirotech, compared to a net loss from continuing operations of approximately $2,270,000 in the twelve months ended December 31, 2008. Our general and administrative expenses decreased in the twelve months ended December 31, 2009, to approximately $636,000, from general and administrative expenses of approximately $1,490,000 in 2008.  In 2008, we also had a loss on the sale of investments of $860,000, as compared with approximately $158,000 in 2009.  In the twelve months ended December 31, 2009, we also had other income of approximately $582,000, consisting of write-down of payroll and consulting accruals and settled accounts payable originating more than two years ago and considered no longer payable..

PLAN OF OPERATION

The primary focus of the Company’s business is its South American Hedge Fund subsidiary that has investments in oil and gas exploration and production in Argentina and will continue to focus on the energy sector, including the development of a property for the production of lithium in Argentina, and development and supply of energy and alternative energy sources in Latin America and North America. As of December 31, 2008, the securities trading activities of South American Hedge Fund were accounted for as discontinued operations.

Oil and Gas Investments

Our main source of revenue will derive from the sale of crude oil and natural gas produced from the oil and gas concessions and exploration properties in which we have made investments. While we are not the operators of these properties, we expect to have representation on the operating committees that are responsible for managing the business affairs of these concessions. Our ownership interests in these concessions range from 9% to 10%, and we have a 20% interest in the blocks in which we have exploration rights.

Jollin and Tonono Concessions

In 2008, the majority owners of these concessions formed an Argentine-registered joint venture to operate these concessions. Since SAHF was not registered in Argentina, it could not become an official member of the joint venture. The other owners of the joint venture have agreed that SAHF will be admitted as a member of the joint venture, upon the registration of SAHF as a foreign company in Argentina. SAHF has applied for foreign registration and expects to become a member.

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

LIQUIDITY

At December 31, 2009, we had a working capital deficit of approximately $967,042, compared with a working capital deficit of approximately $2,427,390 million at December 31, 2008. The decrease as of December 31, 2009 was due primarily to deconsolidation of Envirotech.

At December 31, 2009, we had total assets of approximately $1,750,000 compared to total assets of approximately $1,795,000 at December 31, 2008. Cash increased approximately $90,000 for the year ended December 31, 2009. Net cash used in operating activities in 2009 was approximately $318,000, as compared with approximately $2.5 million in 2008; net cash provided by investing activities was approximately $150,000 in 2009, as compared with approximately $2,285,000 in 2008, which latter period reflected the sales of assets and investments in our oil and gas concessions in 2008. Cash used in operations activities  was offset by net cash provided in investing activities of approximately $150,000, and by net cash from financing activities of approximately $255,000.

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

NEW FINANCIAL ACCOUNTING STANDARDS

For a summary of new financial accounting standards applicable to the Company, please refer to the accompanying notes to the financial statements.

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

Item 8. Financial Statements and Supplementary Data.

DELTA MUTUAL, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	24-25

Consolidated balance sheets as of December 31, 2009 and 2008	26

Consolidated statements of operations for the years ended December 31, 2009 and 2008	27

Consolidated statements of stockholders’ equity (deficiency) as of December 31, 2009 and 2008	28-29

Consolidated statements of cash flows for the years ended December 31, 2009 and 2008	30-31

Notes to consolidated financial statements	32-49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Delta Mutual, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Delta Mutual, Inc. and Subsidiaries (the “Company”), as of December 31, 2009, and the related consolidated statement of operations, changes in consolidated stockholders’ equity (deficit) and consolidated cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Delta Mutual, Inc. and Subsidiaries for the year ended December 31, 2008, were audited by other auditors whose report thereon, dated April 13, 2009, expressed an unqualified opinion with an emphasis of matter as to going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Mutual, Inc. and Subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company has an accumulated deficit of $3,580,837 and working capital deficiency of $967,042 as of December 31, 2009. Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

April 15, 2010

200 South Park Road, Suite 150 • Hollywood, Florida 33021 • Main 954.922.5885 • Fax 954.922.5957 • www.jsw-cpa.com
Member - American Institute of Certified Public Accountants • Florida Institute of Certified Public Accountants
Private Companies Practice Section of the AICPA • Registered with the Public Company Accounting Oversight Board of the SEC

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

/s/ Wiener, Goodman & Company, P.C.

Eatontown, New Jersey
April 13, 2009

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash	$102,008	$13,957
Advances and other receivables	137,776	-
Total current assets	239,784	13,957

Property and equipment - net	-	804
Investments in non-consolidated affiliates	1,470,713	1,780,024
Other assets	39,508	650

TOTAL ASSETS	$1,750,005	$1,795,435

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$134,192	$363,004
Accrued expenses	267,029	1,363,395
Convertible debt	-	253,740
Notes payable	805,605	461,208
Total current liabilities	1,206,826	2,441,347

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 23,836,163 and 22,184,915 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	2,384	2,219
Additional paid-in capital	4,121,632	3,782,797
Accumulated deficit	(3,580,837)	(4,430,928)
	543,179	(645,912)

Noncontrolling interest	-	-
Total stockholders' equity (deficit)	543,179	(645,912)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,750,005	$1,795,435

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
Revenue:
Sales commissions	$-	$43,365

Costs and expenses:
General and administrative expenses	636,343	1,490,333
Loss on sale of investments	-	860,000
	636,343	2,350,333

Loss from continuing operations	(636,343)	(2,306,968)

Interest income	37,696	26,386
Interest expense	(15,971)	6,746
Other income	582,441	-
Gain on deconsolidation of variable interest entity	882,268	-

Loss from continuing operations before provision for income taxes	850,091	(2,273,836)

Provision for income taxes	-	-

Net income (loss) from continuing operations	850,091	(2,273,836)

Discontinued operations
Loss on disposal of Far East operations and South American Hedge Fund operations, and United States construction technology activities	-	(2,310,473)

Net income (loss)	$850,091	$(4,584,309)

Net income (loss) per common share:
Basic and diluted
Net income (loss) from continuing operations	$0.04	$(0.11)

Net loss from discontinued operations	$-	$(0.11)

Net income (loss) per common share	$0.04	$(0.22)

Weighted average common shares - basic and diluted	23,107,329	20,589,518

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  EQUITY (DEFICIT)
DECEMBER 31, 2009 and 2008

					Total
	Number of	(see note 12)			Stockholders'
	Common	Common	Paid in	Retained Earnings	Equity
	Shares	Stock	Capital	(Deficit)	(Deficit)

Balance, January 1, 2008	13,000,000	$1,300	$2,598,700	$1,869,468	4,469,468

Effect of reverse acquisition	7,888,295	789	7,099	(1,716,087)	(1,708,199)

Issuance of common stock for services (valued at $0.20 - $0.50 per share)	1,055,000	106	238,394	-	238,500

Issuance of common stock for debt (valued at $0.50 - $0.70 per share)	230,057	23	143,577	-	143,600

Issuance of common stock for interest (valued at $0.50 - $0.70 per share)	11,563	1	7,047	-	7,048

Contribution from stockholder	-	-	1,000	-	1,000

Stock based compensation expense	-	-	786,980	-	786,980

Net loss	-	-	-	(4,584,309)	(4,584,309)

Balance, December 31, 2008	22,184,915	2,219	3,782,797	(4,430,928)	(645,912)

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
DECEMBER 31, 2009 and 2008

	Number of	(see note 12)
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, January 1, 2009	22,184,915	2,219	3,782,797	(4,430,928)	(645,912)

Issuance of common stock for services (valued at $0.60 per share)	200,000	20	119,980	-	120,000

Issuance of common stock toward deft conversion (valued at $0.60 per share)	60,000	6	34,994	-	35,000

Sale of common stock (valued at $0.29 - $0.30 per share)	33,334	3	9,997	-	10,000

Sale of common stock (valued at $0.149 per share)	900,002	90	134,410	-	134,500

Sale of common stock (valued at $0.16125 per share)	161,250	16	9,984	-	10,000

Issuance of common stock for services (valued at $0.15 per share)	130,000	13	19,487	-	19,500

Sale of common stock (valued at $0.06 per share)	166,662	17	9,983	-	10,000

Stock based compensation expense	-	-	590,235	-	590,235

Stock based compensation expense reversal	-	-	(590,235)	-	(590,235)

Net Income	-	-	-	850,091	850,091

Balance, December 31, 2009	23,836,163	2,384	4,121,632	(3,580,837)	543,179

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:

Net income (Loss)	$850,091	$(4,584,309)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	804	25,641
Non-cash compensation	-	238,500
Impairment charge	-	467,995
Loss on sale of investments	157,939	860,000
Gain on disposal of operations	-	(230,057)
Issuance of common stock for services and deft conversion	174,500	238,500
Stock based compensation expense	-	786,980
Changes in operating assets and liabilities	(1,501,812)	(62,560)

Net cash used in operating activities	(318,478)	(2,497,810)

Cash flows from investing activities:
Net cash acquired upon effect of reverse acquisition	-	57,633
Proceeds from sale of investments	206,832	7,263,823
Purchase of investments	(55,460)	(2,618,502)
Purchase of exploration rights	-	(697,000)
Purchase of concession investments	-	(1,720,000)

Net cash provided by investing activities	151,372	2,285,954

Cash flows from financing activities:
Net proceeds from notes payable	90,657	280,553
Proceeds from issuances of common stock	164,500	-
Repayment of loan	-	(60,000)
Contribution from stockholder	-	1,000
Other proceeds	-	4,260

Net cash provided by financing activities	255,157	225,813

Net increase in cash	88,051	13,957
Cash - Beginning of period	13,957	-
Cash - End of period	$102,008	$13,957

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years Ended December 31,
	2009	2008
Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other assets	$(176,634)	$1,914
Decrease in accounts payable and accrued expenses	(1,325,178)	(64,474)
	$(1,501,812)	$(62,560)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplementary information:
Non-cash financing and investing activities
Issuance of common stock for debt	$-	$143,600

Issuance of common stock for in lieu of payment of accrued expenses	$-	$7,048

Issuance of common stock for services and deft conversion	$174,500	$238,500

Adjustment of purchase price of investments and related debt	$-	$580,000

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Delta Mutual, Inc.  was incorporated in Delaware on November 17, 1999.  In 2003, the Company established business operations focused on providing environmental and construction technologies and services to specific geographic reporting segments in the Far East, the Middle East, and the United States. During the year ended December 31, 2008, the Company discontinued all of its operations in the Far East (Indonesia) and its construction technology activities that were conducted through its wholly owned U.S. subsidiary, Delta Technologies, Inc. The Company’s construction operations in Puerto Rico were discontinued in 2008.

Effective March 4, 2008, Delta entered into a Membership Interest Purchase Agreement, pursuant to which Delta acquired from  Egani, Inc. shares of Altony SA, an Uruguayan Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”).  At the closing of the Agreement, Delta issued 130,000,000 shares of our common stock to Egani, Inc. which constituted, following such issuance, a majority of the outstanding shares of our common stock. Immediately following the closing of the Agreement, Altony became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer.

The principal business of Altony SA is the ownership and management of South American Hedge Fund, which maintains its business office in Uruguay and has investments in oil and gas concessions in Argentina and intends to focus its investment activities in the energy sector. Delta has also signed a purchase option agreement related to the acquisition of approximate 150,000 hectares in forty mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. As of December 30, 2009, Altony SA closed its business operations and is currently under a process of dissolution.

During 2009, the Company discontinued operations, and commenced dissolution of the following inactive wholly-owned and majority-owned subsidiaries: Delta Development Partners, L.P., Delta Development Partners II LP, Guayanilla and Developers Corp., Delta TA LP and Delta Technologies Inc.

As of December 31, 2009, Delta terminated the operation of oil sludge processing facilities in Bahrain and Kuwait and the manufacture of insulating concrete from ICF products in Saudi Arabia, which are accounted for as discontinued operations. As of December 31, 2008, Delta terminated all of the construction technology activities that were carried out by Delta Technologies, Inc. (a wholly owned subsidiary). Also as of December 31, 2008 the securities trading activities of South American Hedge Fund were accounted for as a discontinued operation.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Delta Mutual, Inc. and the above subsidiaries are collectively referred to as “the Company”.  All significant intercompany balances and transactions have been eliminated in consolidation.

GENERAL

The primary focus of the Company’s business is its SAHF, LLC subsidiary (also referred to as “South American Hedge Fund”), which has investments in oil and gas concessions in Argentina with focus on the energy sector, including the development and supply of energy and alternative energy sources in Latin America and North America.

As of December 31, 2009, the Company holds 45% ownership interest in Delta–Envirotech, Inc., which is engaged in select business opportunities in the Middle East related to environmental remediation and other projects. These activities are managed and carried out by majority stockholders of Delta-Envirotech, Inc., (“Envirotech”) a company incorporated in the state of Delaware with headquarters in Virginia and formed in January 2004. The Company’s majority stockholders are Hi-Tech Consulting and Construction, Inc. and an unrelated individual.  Envirotech has entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support its activities. Envirotech was consolidated as the variable interest entity (VIE) up until September 30, 2009.

As of December 31, 2009 management has determined that Delta-Envirotech, Inc. is not considered the VIE for the year ending December 31, 2009 and accordingly has been deconsolidated from the consolidated financial statements effective December 31, 2009 (see also note 3).

On April 22, 2009, the Company's Board of Directors declared a one-for-ten reverse stock split of its common stock.  All share and per share amounts have been restated to reflect the reverse stock split except for stockholders' equity (deficit).  See Note  12, "Stockholders' Equity (Deficit)", for further information.

GOING CONCERN

The consolidated financial statements for the period ended December 31, 2009 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit of approximately $3,581,000 and working capital deficiency of approximately $967,000 as of December 31, 2009.  Additionally, the Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.

The Company's business is subject to the risks of its oil and gas investments in South America. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the operations of the oil and gas concession in Argentina. There is no assurance that the Company will ultimately achieve a profitable level of operations.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

PRINCIPLES OF CONSOLIDATION

The Company's financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of the common stock.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of  the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.

REVENUE RECOGNITION

Revenues are recognized in accordance with SEC staff accounting bulletin, Topic 13, Revenue Recognition, which specifies that only when persuasive evidence for an arrangement exists; the fee is fixed or determinable; and collection is reasonably assured can revenue be recognized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, advances and other receivables, investments in non-consolidated affiliates, accounts payable and accrued expenses, and notes payable as reflected in the consolidated financial statements, approximates fair value.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

LONG-LIVED ASSETS

The Company reviews property and equipment, and finite-lived intangible assets  for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-15-35, "Impairment or Disposal of Long-Lived Assets" ("ASC 360-15-35"). If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified. Because the Company discontinued its operations in the Far East (Indonesia) as of the quarter ended June 30, 2008 and discontinued its construction technology activities as of the quarter ended December 31, 2008, the property and equipment and intangible assets related to these operations were evaluated for impairment. Based on the results of that analysis, the Company recorded an impairment charge of $467,995 during the year ended December 31, 2008.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

INVESTMENTS

The Company accounts for non-marketable investments using the equity method of accounting if the investment gives it the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if there is an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for additional investments and their proportionate share of earnings or losses and distributions. The Company records its share of the investee’s earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes, in its consolidated statements of operations. Equity investments of less than 20% are stated at cost. The cost is not adjusted for its proportionate share of earnings or losses. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, the Company compares fair value of the investment to its carrying value to determine whether impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline to be other than temporary, the excess of the carrying value over the estimated fair value is recognized as impairment in the consolidated financial statements.

Investments in non-consolidated affiliates consist of the Company’s ownership interests in oil and gas development and exploration rights in Argentina, net of impairment losses if any.

The Company evaluates these investments for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, levels of oil and gas reserves, availability of pipeline (or other transportation) capacity and infrastructure and management of the operations in which the investments were made.

STOCK BASED COMPENSATION

The Company has  a stock-based compensation plan under which stock options are granted to employees. The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (FASB), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of income.  The Company uses the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. The Company recognized stock based compensation expense of $786,980 in 2008 (none in 2009).

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

INCOME TAXES

The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income.

UNCERTAIN TAX POSITIONS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 740-10-25 “Accounting for Uncertainty in Income Taxes”. ASC Topic 740-10-25 supersedes guidance codified in ASC Topic 450, “Accounting for Contingencies”, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results.

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company has recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

Management believes that the Company does not have any significant uncertain tax positions exist for the year ended December 31, 2009 and 2008, respectively and considering its loss making history since inception. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2009 and 2008, respectively. Management believes that this will not have a material adverse impact on the Company’s consolidated financial position, its results of operations and its cash flows.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

LEGAL COSTS AND CONTINGENCIES

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.
If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share are presented in accordance with Accounting Standard Codifications (ASC) Topic 260, “Earning per Share”, for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted income (loss) per share for the periods presented in the statements of operations, because all such securities were anti-dilutive. The net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the periods.

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in South America is the U.S. dollar. Translation adjustments are recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the years ended December 31, 2009 and 2008, respectively. Therefore, there were no adjustments as to Other Comprehensive Income (Loss).

DISCONTINUED OPERATIONS

During the quarter ended June 30, 2008, the Company discontinued all its operations in the Far East (Indonesia). During the quarter ended December 31, 2008, the Company discontinued all of its construction technology activities that were carried out by its wholly owned subsidiary, Delta Technologies, Inc. and the trading of securities by its South American Hedge Fund subsidiary. These discontinued operations resulted in a loss of $0 and $(2,310,473), respectively, for the years ended December 31, 2009 and 2008, respectively.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Summarized statement of loss for discontinued operations is as follows:

	Year Ended Dec. 31,
	2009	2008

Net sales	$—	$(2,077,576)

Impairment	—	(467,994)

Provision for income taxes	—	—

Loss from operations, net of taxes	—	—

Gain on disposition of minority interest	—	—

Provision for income taxes	—	230,057

Loss from discontinued operations, net of taxes	$-0-	$(2,310,473)

RECLASSIFICATION

Certain reclassifications have been made to conform with prior period’s financial information to the current presentation.

OTHER CRITICAL ACCOUNTING POLICIES

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

RECENT ACCOUNTING PRONOUNCEMENTS

During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1. Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually. As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s consolidated financial position or results of operations.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1. With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through April 15, 2010 (the date the Company’s financial statement are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s consolidated results of operations, financial condition or cash flows.

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s consolidated results of operations, financial condition or cash flows.

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s consolidated results of operations, financial condition or cash flows.

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
For the Years Ended December 31, 2009 and 2008

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
$-0-

3.  VARIABLE INTEREST ENTITY

FASB ASC 810 “Consolidation” required the consolidation of a variable interest entity (VIE) if the Company is deemed to be the primary beneficiary of the VIE. FASB ASC 810 requires an entityto assess its equity investments and certain other contractual interests to determine whether they are VIEs. As defined in FASB ASC 810, variable interests are contractual, ownership or other interests in an entity that change with changes in entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the VIE. An entity that will absorb a majority of the VIE’s expected losses orexpected residual returns, as defined in FASB ASC 810, is considered the primary beneficiary of the VIE. The primary beneficiary should include the VIE’s assets, liabilities and results of operations in its consolidated financial statements until a reconsideration event, as defined in FASB ASC 810, occurs to require deconsolidation of the VIE. At the deconsolidation date, the assets and liabilities of the VIE are removed from the consolidated financial statements and any assets and liabilities of the Company that were eliminated in consolidation are restored. The gain recognized from deconsolidating VIE is recorded in the consolidated statements of operations as gain on deconsolidation of the VIE.

As of December 31, 2009, management determined that Delta-Envirotech, Inc. is not considered a variable interest entity (VIE) for the year ending December 31, 2009 and accordingly has been deconsolidated from the accompanying consolidated financial statements effective December 31, 2009. As of December 31, 2009, majority stockholders of Envirotech are exercising significant influence over operating and financing policies of Envirotech, as well as, managing its business activities  and therefore is not considered the VIE. As a result of this deconsolidation, the Company has removed the assets and liabilities of the VIE from the consolidated financial statements and any assets and liabilities of Envirotech that were eliminated in consolidation are restored at fair value.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Prior to December 31, 2009, the Company was deemed to be the primary beneficiary of the Envirotech due to relatively significant financial support provided to this entity in terms of investment of $375,000 (which represents 45% ownership of the Company) and notes receivable of $810,867. However, due to significant losses of Envirotech and its deconsolidation as of December 31, 2009, the Company’s entire investment and notes receivable in the aggregate of approximately $1,186,000 as of December 31,  2009  had been reduced to zero in order to account for restored assets at fair value. On the other hand, as of December 31, 2009, the Company was not liable for Envirotech’s liabilities and losses totaling approximately $2,068,000 which were included in the consolidated financial statements of the Company prior to deconsolidation per agreed terms with Envirotech and which resulted in a net gain on deconsolidation of approximately $882,000 recorded as a separate line item in the accompanying consolidated financial statements.

4. PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2009	2008

Equipment	$6,277	$6,277

Leasehold improvements	7,807	7,807
	14,084	14,084
Less accumulated depreciation	(14,084)	(13,280)

	$0	$804

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

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $804 and $0, respectively.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

5. INVESTMENT IN NONCONSOLIDATED AFFILIATES

As of December 31, 2009 the Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Northern Argentina. During 2007, SAHF purchased a 47% ownership of these concessions and paid the purchase price by issuing a non-interest bearing note in the principal amount of $1,820,000 to Oxipetrol-Petroleros de Occidente S.A. (Oxipetrol), one of the other owners, with a maturity date of July 2008. The Company’s purchase price was based upon the price tendered by the original purchasers of the concessions that was and accepted by the Argentine government, who formerly owned these properties. The government uses a number of factors In determining the selling prices for oil and gas concession in Argentina, including the location and size of the concession and the current market prices of crude oil and natural gas. Prior to the maturity date, the Company and Oxipetrol mutually agreed to reduce the principal amount of the Company’s note primarily because of changes in oil and gas prices. Based upon the purchase price reduction, the Company repaid Oxipetrol $1,270,000 at the maturity date. Based on these circumstances, the Company recorded a one time, retroactive adjustment, reducing the value of this investment by $550,000 at December 31, 2008.

During 2008, SAHF exchanged 50% of its ownership in this investment with a third party for no cash consideration, however, the acquirer contractually agreed to assume 50% of the Company’s obligations with respect to future development expenses. The Company recorded a $635,000 loss on disposition of this investment in its consolidated statement of operations.

During the year ended December 31, 2008, majority owners of the Jollin and Tonono concessions formed an Argentine-registered joint venture and paid, in the aggregate, approximately $848,000 of development costs, all of which were capitalized. Since the Company was not registered as a foreign company in Argentina, it could not become a member of the joint venture in 2008. The other owners of these concessions have agreed that, upon admission of the Company as a member of the joint venture, the Company will retain its 23.5% ownership. However, the Company’s weighted average pro-rata portion of the 2008 aggregate development cost, of approximately $223,024, all of which is included in accounts payable in the Company’s consolidated balance sheet at December 31, 2008, will be repaid to the other members from its pro-rata share of the future earnings. The Company has applied for foreign registration in Argentina and should be admitted as a member of the joint venture in the second quarter of 2010.

On September 25, 2009, the Company sold 13.5% of its ownership interest in Jollin and Tonono to Maxi-Petroleros De Occidente S.A. ("Maxipetrol") for $206,832.  Maxipetrol, prior to the sale, owned 48% of the Jollin and Tonono oil and gas concession.  In connection with the sale, Maxipetrol will assume full responsibility to develop the oil and gas concession until production is achieved in the blocks.  This obligation includes all costs of the full amount attached to the concession contract with the government.  Any prior unpaid costs accrued by the Company, will also be assumed by Maxipetrol.  The Company through SAHF will retain 10% of the total concession in the carryover mode ("no cost obligations to SAHF") and will begin receiving revenue from Jollin and Tonono blocks when the first well will be approved for commercial exploration.  The Company recorded a $157,939 loss on the disposition of its 13.5% investment to Maxipetrol and the loss is included in its statement of operations for the year ended December 31, 2009.

During 2008, the Company purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina from Kestal, SA, a company that acquired 100% of these explorations rights from the government of Argentina in 2007. Kestal retained a 60% interest. The price Kestal paid to acquire these rights from the government was determined by the process described above.  In 2009, SAHF assigned 50% of its rights to a third party.  As of December 31, 2009, SAHF owns 20% of the rights to this oil and gas concession.  The Company paid the $697,000 purchase price in cash and incurred no additional costs or expenses related to this investment in 2008. The Company expects that in 2010, substantially all of the exploration costs required to retain the exploration rights will be borne by the majority owner.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

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

During 2008, SAHF exchanged 50% of its ownership in this investment with a third party for no cash consideration, however, the acquirer contractually agreed to assume 50% of the Company’s obligations with respect to future development expenses. The Company recorded a $225,000 loss on disposition of this investment in its consolidated financial statements.

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

The Company evaluated these investments for impairment and concluded that, except as described above, no loss in value occurred as of December 31, 2009. The following table summarizes the Company’s investments in these nonconsolidated affiliates.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

	Concession	Exploration
	Investments	Rights	Total

At December 31, 2007	$2,300,000	$—	$2,300,000

Adjustment of purchase price	(580,000)	—	(580,000)

Disposition of investment, net	(860,000)	—	(860,000)

Additional investment in 2008	223,024	697,000	920,024

Equity in net earnings (loss)	—	—	-

At December 31, 2008	1,083,024	697,000	1,780,024

Additional investments in 2009	349,000	—	349,000

Adjustment of additional investment during 2009 and 2008	(293,524)	—	(293,524)

Disposition of investment, net	(364,787)	—	(364,787)

At December 31, 2009	$773,713	$697,000	$1,470,713

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-consolidated affiliates.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-consolidated affiliates is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the year ended December 31, 2009.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$102,008	$102,008	$-	$-
Non-consolidated affiliates	1,470,713	-	-	1,470,713
Total	$1,572,721	$102,008	$-	$1,470,713

The Company had no financial assets accounted for on a non-recurring basis as of December 31, 2009.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year December 31, 2009 and the Company did not have any financial liabilities as of December 31, 2009. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

7. NOTES PAYABLE

	December 31,	December 31,
	2009	2008
Notes payable to three investors, interest at 8%, due August 10, 2011	$150,655	$150,655

Note payable to third party, interest at 6%, due April 2009 (1)	-	30,000

Notes payable to stockholders and related parties, interest at 6%, due June 20, 2012	402,702	280,553

Notes payable to stockholders and related parties, interest at 6%, due August 10, 2011	253,740	-
	$805,605	$461,208

(1) During 2009, the Company converted this note including interest payable  in to equity by issuing common stock.

The Company included accrued interest payable on the aforesaid notes in accrued expenses for the years ending December 31, 2009 and 2008, respectively.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

8. CONVERTIBLE DEBT

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

In April 2008, the Company issued 230,057 shares of common stock in payment of the aggregate principal amount of $143,600 of convertible notes and issued 11,563 shares of common stock in payment of the accrued interest of $7,048.

At December 31, 2009, the Company reclassified convertible debt of $253,740 into notes payable based on an arrangement with respective noteholders.

 For the years ended December 31, 2009 and 2008, the Company included unpaid interest expense in accrued expenses on the Company's consolidated financial statements.

9. INCOME TAXES

The Company has not made provision for income taxes in the years ended December 31, 2009 and 2008, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

Deferred income tax assets consist of:
	December 31, 2009	December 31, 2008
Net operating loss carryforwards	$1,397,000	$1,728,000

Less valuation allowance	(1,397,000)	(1,728,000)

Deferred income tax assets, net	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 39%, the Company has determined it to be more likely than not that a deferred income tax asset of approximately $1,397,000 and $1,728,000 attributable to the future utilization of the approximately $3,581,000 and $4,431,000 in eligible net operating loss carryforwards as of December 31, 2009 and 2008, respectively, will not be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2019 to 2029.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

10. OTHER INCOME

During the year ended December 31, 2009, the Company determined and analyzed that certain balances in accounts payable and accrued expenses were very old and no longer considered payable under any contractual obligations amounted to approximately $582,000. For the year ended December 31, 2009, the Company had included $582,000 as other income in the accompanying statements of operations through a resolution of the board of directors.

11.   STOCK-BASED COMPENSATION

The Company issues shares of its common stock to non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the years ended December 31, 2009 and 2008, the Company issued and 200,000 and 1,055,000 shares, respectively, and recorded compensation expense of $120,000 and $238,500, respectively, in conjunction with the issuance of these shares.

The Company had outstanding employee stock options of 350,000 that were exercisable as of January 1, 2009.  As of December 31, 2009, none of the eligible employees exercised such options and therefore either cancelled or expired at that date.

12.   STOCKHOLDERS' EQUITY

On April 22, 2009, the Company’s board of directors approved amendments to the Certificate of Incorporation to: (1) effect a 1 for 10 reverse split of all the outstanding common stock; and (2) authorize a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and to authorize the board of directors to issue one or more series of the preferred stock with such designations, rights, preferences and restrictions as determined by majority vote of the directors. Thereafter on April 23, 2009, the Company received written consent from stockholders of the Company holding a majority of the outstanding shares of common stock approving the Amendments. The effective date of the Amendments is the date the reverse stock split is made effective for trading purposes by the Financial Industry Regulatory Authority (FINRA). FINRA approved the reverse split for trading purposes effective July 6, 2009. See Note 24, "Earnings (Loss) per Common Share", for the impact on the Company's loss per share amounts as a result of the reverse stock split.  The reverse stock split resulted in a reduction of 199,664,243 shares of common stock and was accounted for by the transfer of $19,966 from common stock to additional paid-in capital, which is the amount equal to the par value of the reduced number of shares to effect the reverse stock split for all periods presented in the accompanying consolidated financial statements.

All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented except for stockholders' deficit. As a result, there is no overall financial effect of the reverse split, however, the number of outstanding employee stock options has been reduced from 3,500,000 to 350,000 and the exercise price for the respective options has increased by a factor of 10 (see note 11).

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

As of December 31, 2009, the board of directors had not authorized the issuance of any series of preferred stock.

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance. For the year ended December 31, 2008, the Company issued 230,057 shares of common stock upon the conversion of convertible notes in the principal amount of $143,600, valued at $0.50 - $0.70 per share; and issued 11,563 shares of common stock for payment of accrued interest in the amount of $7,048, valued at $0.50 - $0.70 per share.

For the years ended December 31, 2009 and 2008, the Company issued 330,000 and 1,055,000 shares of common stock, respectively, valued at $0.15 - $0.60 and $0.20 - $0.70 per share, respectively, for services valued at $139,500 and $238,500, respectively.

For the year ended December 31, 2009, the Company issued 60,000 shares to an unrelated individual, valued at $0.60 per share towards conversion of notes payable and accrued interest of $36,000 in common stock.

During the year 2009, the Company received $164,500 pursuant to subscription agreements to purchase 1,261,248 shares of common stock from various unrelated individuals. As of December 31, 2009, the Company issued shares to all these individuals.

13. COMMITMENTS AND CONTINGENCIES

POLITICAL RISK

The Company is exposed in the inherent risks for the foreseeable future of conducting business internationally. Language barriers, foreign laws and tariffs and taxation issues all have a potential effect on the Company’s ability to transact business. Political instability may increase the difficulties and costs of doing business. Accordingly, events resulting from changes in the political climate could have a material effect on the Company.

OPERATING LEASES

The Company’s lease for its principal office space in Arizona became effective December 1, 2009 for a period of 13 months. Future minimum lease payment under operating leases for the year ending December 31, 2010 approximate $16,000. The Company recorded lease rental expenses for the years ending December 31, 2009 and 2008, respectively, in the accompanying consolidated statements of operations.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

LEGAL PROCEEDINGS

Former Employee Wage Claims
On September 16, 2008, the Company was notified of a complaint filed with the Pennsylvania Department of Labor & Industry by its former President and CEO alleging non-payment of wages in the amount of $53,271. The Company also received notice of a similar complaint filed by a former employee alleging non-payment of wages in the amount of $17,782. In October 2008, the Company entered into repayment agreements with both of the former employees. As of the date of this report, the Company has not made any payments to these two former employees pursuant to these agreements. In addition, the employee that alleged non-payment of wages in the amount of $17,782 has obtained a default judgment against the Company, entered on January 8, 2010 in the Court of Common Pleas of Bucks County, Pennsylvania, Civil Division, in the amount of $29,625.94 as to this wage claim. As of December 31, 2009, the Company has recorded an accrued liability of $17,782 in the accompanying consolidated financial statements. Delta believes that a portion of the claim is without merit, and is vigorously contesting the claim as of the date of this filing.

The Company has been notified by letter dated October 9, 2009 of a complaint filed with the Pennsylvania Department of Labor & Industry by its former Chief Financial Officer alleging non-payment of wages in the amount of $131,250. The Company has responded to the Department of Labor & Industry that the wages owed this former officer are substantially less than alleged in this claim and are vigorously contesting the claim as of the date of this filing. As of the date of filing, the Company is awaiting a response from the Department of Labor and Industry and this matter is disclosed in the contingent liabilities footnote to the consolidated financial statements.

Legal Fee Collection Claim
Delta Technologies, Inc., a wholly-owned subsidiary of the Company and a discontinued operation (“Delta Technologies”), has been notified by a collection agency on behalf of Wolf Block LLP (“Wolf Block”), a law firm that had provided intellectually property legal services to Delta Technologies, that it had been retained in an attempt to collect a past due amount of approximately $41,000  reduce as per letter. The Company is in discussions with the collection agency and believes that the resolution of this matter will have no material effect on the Company or its operations.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our chief executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our chief executive and financial officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2009, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2009, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, the executive officers and director of Delta Mutual, Inc. were as follows:

NAME	AGE	TITLE(S)
Daniel R. Peralta	56	President, CEO and Director

Malcolm W. Sherman	74	Executive Vice President and Director

Michael Gilburd	66	Interim Chief Financial Officer

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

Michael Gilburd was appointed as Interim Chief Financial Officer, effective November 1, 2009, pursuant to the Company’s agreement with Valucorp, Phoenix, Arizona. Under the Valucorp agreement, Valucorp has provided Mr. Gilburd, a principal of Valucorp, as our Interim Chief Financial Officer. Mr. Gilburd has more than thirty years experience in financial transaction services and corporate development. Since 1999, his primary employment is as President of ValuCorp, a national firm offering expert business valuation services and consulting on creating, improving and preserving value, capital markets and corporate finance advisory, transaction and fairness opinions, restructuring advisory, and management consulting. From 1995 to 1999, his primary employment was as Managing Director of Corporate Finance for two American Express (NYSE:AXP) companies and for five previous years he was National Director of Corporate Finance and a member of the International Corporate Finance Committee for BDO Seidman. Mr. Gilburd is also a member of the Board of Directors of Associated Physicians Group, O'Fallon, Illinois. He previously concurrently served as a Director of Freedom Golf Corporation (FGLC: OTCBB), as Vice President - Corporate Development of LJ International Inc. (NasdaqNM: JADE), and as the Managing Director of Corporate Development of Arrowhead Health, Arizona's leading family medicine and pain and rehabilitation facility. Mr. Gilburd received a Master of Science in Taxation from Bentley College, Massachusetts, in 1972, and a Bachelor of Science degree in Accounting from Long Island University, N.Y. in 1965.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We believe that during 2009, all of our officers and directors complied with the reporting requirements of Section 16(a), except as follows.

In 2008, prior to his being appointed an officer and director on January 20, 2009, Daniel Peralta, who together with his wife Laura M. Gallo, controls Egani, Inc., the owner of in excess of 10% of our common stock, failed to file Form 3 Initial Statements of Beneficial Ownership within 10 days of acquisition of such shares on March 4, 2008.  Such Form 3’s were filed on July 28, 2008 by Laura M. Gallo and on July 29, 2008 by Daniel Peralta.

Item 11. Executive Compensation.
Compensation paid by the Company and its subsidiaries to the Company’s Executive Officers (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- sation	Total ($)
Daniel Peralta, Chief Executive Officer (1)	2009	$-0-							$-0-
Peter F. Russo, President and CEO (2)	2008	$8,125							$8,125
Peter F. Russo, President and CEO	2007	$97,500							$97,500

Martin G. Chilek, Chief Financial Officer	2008	$39,704							$39,704
Martin G. Chilek,	2007	$91,000							$91,000
Chief Financial Officer (3)	2009	$25,938							$25,938
Malcolm W. Sherman,	2008	$-0-							$-0-
Executive Vice President (4)	2009	$-0-							$-0-
Michael Gilburd, Interim Chief Financial Officer (5)	2009							$10,000	$10,000

(1)	Mr. Peralta was appointed Chief Executive Officer on January 20, 2009.

(2)	Mr. Russo resigned as President and a director effective July 25, 2008.While he served as a director of the Company he received no additional compensation for serving in that capacity.

(3)	Mr. Chilek resigned as Chief Financial Officer on August 12, 2009.

(4)	Mr. Sherman served without compensation as an executive officer and director of the Company in 2008.

(5)	Pursuant to the Agreement between the Company and Valucorp, Mr. Gilburd was appointed Interim Chief Financial Officer, effective November 1, 2009.

EXECUTIVE COMPENSATION NARRATIVE

Any compensation arrangements to which Dr. Peralta and Mr. Sherman may be parties in their capacity as executive officers of the Company have not yet been established by the Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding option and stock awards at December 31, 2009 to the Company’s Named Executives.

DIRECTORS' COMPENSATION

We do not compensate directors in their capacity as such nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

STOCK INCENTIVE OR OPTION PLANS

In October 2009, we terminated our 2004 Stock Option Plan, pursuant to which 900,000 shares remained available for the grant of options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of April 1, 2010, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage**

Daniel R. Peralta (1)	13,000,000	48.55%

Malcolm W. Sherman (2)	1,000,000	3.73%

All Officers and Directors as a Group (3 persons)	14,000,000	52.29%

** Based on 26,772,623 shares outstanding on March 31, 2010.

 (1Dr. Peralta is the beneficial owner of 13,000,000 shares owned directly by Egani, Inc., which is owned by Daniel R. Peralta and Laura Monica Gallo, husband and wife, each of whom owns 50% of the outstanding equity interests of Egani, Inc. Dr. Peralta is the President and controls the operations of Egani, Inc. The address of Egani, Inc. is 8260 East Raintree Drive, Scottsdale, AZ 85206. 10,000 shares of common stock are owned directly by Dr. Peralta’s son, Santiago Peralta. Dr. Peralta disclaims beneficial ownership of the shares held by his son. Dr. Peralta’s address is c/o Delta Mutual, Inc., 14301 North 87th Street, #310, Scottsdale, AZ 85260.

(2) Mr. Sherman owns beneficially 1,000,000 shares owned by Security Systems International, Inc. of which Mr. Sherman is the president and a director and the majority stockholder. The address of Security Systems International, Inc. is 9034 East Caribbean Lane, Scottsdale, AZ 85260. Mr. Sherman’s address is c/o Delta Mutual, Inc. 14301 North 87th Street, #310, Scottsdale, AZ 85260.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Effective March 4, 2008, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with Egani, Inc., an Arizona corporation, (“Egani”), providing for the acquisition by the Company from Egani 100% of the shares of stock held by it in Altony SA, an Uruguay Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (“SAHF”). In connection with the Agreement, we issued 13,000,000 shares of our common stock to Egani, and also issued 1,000,000 shares to Security Systems International, Inc.(“SSI”), owned by Malcolm Sherman, our Executive Vice President and director, pursuant to a Consulting Services Agreement, dated September 10, 2007, between the Company and SSI. At the Closing of the purchase of all of the shares of stock of Altony on March 4, 2008, we issued to Egani 13,000,000 shares of our common stock, which constitutes following such issuance a majority of our outstanding shares of common stock. The stockholders of Egani are Daniel R. Peralta and Monica Laura Gallo, husband and wife, each a beneficial owner of 6,500,000 million shares of our common stock. The consideration furnished by Egani was comprised of all of the outstanding shares of stock of Altony SA and 100% of the membership interests in South American Hedge Fund LLC, valued at $2,600,000 based on the market value of 13,000,000 shares of our common stock on March 4, 2008, that we issued to acquire these assets. The sources of funds used by the beneficial owners of Egani to acquire control of the Company were personal funds.

During 2008, Egani made loans to the Company as set forth below:

Date of Note	Principal Amount	Interest Rate	Maturity Date

March 6, 2008	$21,000	6%	June 20, 2012

April 28, 2008	9,550	6%	June 20, 2012

September 18, 2008	13,350	6%	June 20, 2012

Total	$43,900

On October 3 and November 20, 2008, the Company issued to Santiago Peralta, the son of Daniel Peralta, demand 6% promissory notes in the respective principal amounts of $10,000 and $14,000, representing amounts loaned to the Company by Mr. Peralta on these dates.  Mr. Peralta has extended the maturity date on this loan to June 20, 2012.

During 2008, SSI made loans to the Company as set forth in the table below:

Date of Note	Principal Amount	Interest Rate	Maturity Date

March 6, 2008	$100,000	6%	June 20, 2012

April 15, 2008	20,000	6%	June 20, 2012

May 14, 2008	16,900	6%	June 20, 2012

July 7, 2008	22,413	6%	June 20, 2012

September 19, 2008	16,650	6%	June 20, 2012

October 22, 2008	28,500	6%	June 20, 2012

December 15, 2008	8,190	6%	June 20, 2012

Total	$212,653

During 2009, SSI made loans to the Company as set forth in the table below:

Date of Note	Principal Amount	Interest Rate	Maturity Date
January 22, 2009	$7,686	6%	June 20, 2012
	15,950	6%	June 20, 2012
	5,000	6%	June 20, 2012
	5,000	6%	June 20, 2012
	8,577	6%	June 20, 2012
	19,767	6%	June 20, 2012
	15,487	6%	June 20, 2012
Total	$77,467

On November 28, 2009, Daniel Peralta, Santiago Peralta and Malcolm Sherman extended the due dates on all loans by them to the Company to June 20, 2012.

Item 14.  Principal Accountant Fees and Services

(1) Aggregate fees for the last two years:

	2008	2009

	$37,240	$24,000

(2) Audit related fees:	2008	2009

	$37,240	$24,000

(3) Tax fees:
	2008	2007

	$-0-	$

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

3.1e
Certificate of Amendment to Certificate of Incorporation, filed May 13, 2009. Incorporated herein by reference to Exhibit 3.1e to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

3.1f
Form of Restatement of Certificate of Incorporation of the Company, as amended. Incorporated herein by reference to Exhibit 3.1f to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

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

10.47
6% Promissory Note dated as of November 20, 2008 by Delta Mutual, Inc. to Santiago Peralta in the principal amount of $14,000. Incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.48
Amendment dated as of November 24, 2008 to 6% promissory notes issued to Egani, Inc. in the aggregate principal amount of $43,900. Incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.48a
Second Amendment, dated as of April 16, 2009, to 6% promissory notes issued to Egani, Inc. Incorporated herein by reference to Exhibit 10.48a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2009.

10.49
Amendment dated as of December 14, 2008 to 6% promissory notes issued to Security Systems International, Inc. in the aggregate principal amount of $136,900. Incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.49a
Second Amendment, dated as of April 16, 2009, to 6% promissory notes issued to Security Systems International, Inc. Incorporated herein by reference to Exhibit 10.49a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2009.

10.50
6% Promissory Note dated as of December 15, 2008 to Security Systems International, Inc. in the principal amount of $8,190. Incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.51
6% Promissory Note dated as of January 22, 2009 to Security Systems International, Inc. in the principal amount of $7,686. Incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.52
6% Promissory Note dated as of February 10, 2009 to Security Systems International, Inc. in the principal amount of $15,950. Incorporated herein by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.53
6% Promissory Note dated as of February 18, 2009 to Security Systems International, Inc. in the principal amount of $5,000. Incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.54
6% Promissory Note dated as of February 19, 2009 to Malcolm W. Sherman in the principal amount of $5,000. Incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.55
6% Promissory Note dated as of March 20, 2009 to Security Systems International, Inc. in the principal amount of $19,767. Incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.56
6% Promissory Note dated as of March 25, 2009 to Security Systems International, LLC in the principal amount of $8,577. Incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.57
6% Promissory Note dated as of April 2, 2009 to Security Systems International, LLC in the principal amount of $14,987. Incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.57a
Amended and Restated 6% Promissory Noted dated as of April 15, 2009 to Security Systems International LLC. Incorporated herein by reference to Exhibit 10.57a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

10.58	Agreement, dated as of November 1, 2009, between the Company and Valucorp, filed herewith.

10.59	Note Extension Agreement, dated December 31, 2009, between the Company and Neil Berman, the Anthony Panariello Trust, the Danielle Panariello Trust and the Michaela Panariello Trust, filed herewith.

14.	Delta Mutual, Inc. Code of Conduct and Business Ethics. Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

Dated: April 15, 2010

By:/s/ Daniel R. Peralta
Dr. Daniel R. Peralta
President, Chief Executive Officer,
Principal Financial Officer and Director

By: /s/ Michael Gilburd
Michael Gilburd
Interim Chief Financial Officer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on April 15, 2010.

/s/ Daniel R. Peralta
Dr. Daniel R. Peralta, President, Chief Executive Officer and Director

/s/ Malcolm W. Sherman
Malcolm W. Sherman Executive Vice President and Director