Form 10-K/A
period 2009-12-31
DELTA MUTUAL INC
filed 2010-05-14
CIK 1112985

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Number of shares of Common Stock outstanding as of March 31, 2010: 26,772,623.

Documents incorporated by reference:  None

 TABLE OF CONTENTS

ii

EXPLANATORY NOTE

WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009 (THE “2009 FORM 10-K”) TO AMEND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES AND ITEM 5 UNDER THE CAPTION “UNREGISTERED SALES OF EQUITY SECURITIES”. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2009 FORM 10-K AS OF APRIL 15, 2010, THE DATE ON WHICH THE 2009 10-K WAS FILED, NO ATTEMPT EXCEPT AS DESCRIBED ABOVE HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES.

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

Effective March 4, 2008, we entered into a Membership Interest Purchase Agreement, pursuant to which we acquired from  Egani, Inc. shares of Altony SA, an Uruguayan Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”).  At the closing of the Agreement, we issued 13,000,000 shares of our common stock to Egani, Inc. which constituted, following such issuance, a majority of the outstanding shares of our common stock. Immediately following the closing of the Agreement, Altony became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer.

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

General

The primary focus of the Company’s business at this time is the SAHF subsidiary, South American Hedge Fund, which has investments in oil and gas concessions in Argentina and will continue its focus on the energy sector, including the development and supply of energy and alternative energy sources in Latin America and North America. As of December 31, 2008, we terminated all of the construction technology activities that were carried out by Delta Technologies, Inc. (a wholly owned subsidiary). Also as of December 31, 2008 the securities trading activities of South American Hedge Fund were accounted for as a discontinued operation. As of December 31, 2009, we terminated the operation of oil sludge processing facilities in Bahrain and Kuwait and the manufacture of insulating concrete from ICF products in Saudi Arabia, which are accounted for as  discontinued operations.

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

As of April 13, 2010, there were approximately 100 record holders of our common stock.

Unregistered Sales of Equity Securities

The following table sets forth the sales of unregistered securities by the Company in the year ended December 31, 2009.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

April 27, 2009	200,000 shares of common stock.	Consultant	NA	$0.60 per share/NA
October 27, 2009	130,000 shares of common stock.	Private Investor.	NA	$0.15 per share/NA
October 28, 2009	31,250 shares of common stock.	Private Investor.	NA	$0.08 per share/NA
December 1, 2009	50,000 shares of common stock.	Private Investor.	NA	$0.15 per share/NA
December 4, 2009	60,000 shares of common stock issued in conversion of $35,000 principal amount note.	Private Investor.	NA	$0.58 per share/NA
December 22, 2009	50,000 shares of common stock.	Private Investor.	NA	$0.15 per share/NA
December 23, 2009	333,333 shares of common stock.	Private Investor.	NA	$0.1499 per share/NA
December 26, 2009	133,334 shares of common stock.	Private Investor.	NA	$0.1499 per share/NA
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

Prior to December 31, 2009, the Company was deemed to be the primary beneficiary of the Envirotech due to relatively significant financial support provided to this entity in terms of investment of $375,000 (which represents 45% ownership of the Company) and notes receivable of $810,867. However, due to significant losses of Envirotech and its deconsolidation as of December 31, 2009, the Company’s entire investment and notes receivable in the aggregate of approximately $1,186,000 as of December 31, 2009 has been reduced to zero in order to account for restored assets at fair value. On the other hand, as of December 31, 2009, the Company was not liable for Envirotech’s liabilities and losses totaling approximately $882,000, net of the aforesaid losses on investment and notes receivable in the aggregate of approximately $1,186,000 per agreed terms with Envirotech and which resulted in a net gain on deconsolidation of approximately $882,000 recorded as a separate line item in the accompanying consolidated financial statements.

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

A well located in the Tonono Concession became operational for the commercial production of oil in the first quarter of 2009. Delivery of the commercial production is currently expected in 2010.  A well located in the Jollin Concession contains commercial quantities of natural gas. A natural gas pipeline connecting the Jollin Concession to a major distribution pipeline is in the pre-construction phase. The connecting pipeline when completed will be owned by the joint venture. It is expected to be completed during the second quarter of 2010. Upon completion, it will permit the joint venture to commence deriving additional revenue from the sale of natural gas.

Tartagal and Morillo Concessions

In 2008, the majority owners of the Tartagal and Morillo Concessions agreed to form an Argentine-registered joint venture and applied for government approval of the license to operate the concessions. SAHF received its foreign corporation registration in 2009 and will join the joint venture when it formed and is registered with the government.

In March 2009, a Hong Kong public company, following approval by its shareholders, agreed to acquire a 60% participation interest in these concessions for approximately $280 million. The Company expects that the funds from this acquisition will be used for development and operating expenses in 2009 and 2010. Deliveries of crude oil from these concession are expected to begin in 2010.

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

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
Revenue:
Sales commissions	$-	$43,365

Costs and expenses:
General and administrative expenses	478,404	1,490,333
Loss on sale of investments	157,939	860,000
	636,343	2,350,333

Loss from continuing operations	(636,343)	(2,306,968)

Interest income	37,696	26,386
Interest expense	(15,971)	6,746
Other income	582,441	-
Gain on deconsolidation of variable interest entity	882,268	-

Loss from continuing operations before provision for income taxes	850,091	(2,273,836)

Provision for income taxes	-	-

Net income (loss) from continuing operations	850,091	(2,273,836)

Discontinued operations
Loss on disposal of Far East operations and South American Hedge Fund operations, and United States construction technology activities	-	(2,310,473)

Net income (loss)	$850,091	$(4,584,309)

Net income (loss) per common share:
Basic and diluted
Net income (loss) from continuing operations	$0.04	$(0.11)

Net loss from discontinued operations	$-	$(0.11)

Net income (loss) per common share	$0.04	$(0.22)

Weighted average common shares - basic and diluted	22,535,139	20,589,518

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

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
DECEMBER 31, 2009 and 2008

	Number of	(see note 12)
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, January 1, 2009	22,184,915	2,219	3,782,797	(4,430,928)	(645,912)

Issuance of common stock for services (valued at $0.60 per share)	200,000	20	119,980	-	120,000

Issuance of common stock toward debt conversion (valued at $0.58 per share)	60,000	6	34,994	-	35,000

Sale of common stock (valued at $0.29 - $0.30 per share)	33,334	3	9,997	-	10,000

Sale of common stock (valued at $0.149 per share)	900,002	90	134,410	-	134,500

Sale of common stock (valued at $0.16125 per share)	161,250	16	9,984	-	10,000

Issuance of common stock for services (valued at $0.15 per share)	130,000	13	19,487	-	19,500

Sale of common stock (valued at $0.06 per share)	166,662	17	9,983	-	10,000

Stock based compensation expense	-	-	590,235	-	590,235

Stock based compensation expense reversal	-	-	(590,235)	-	(590,235)

Net Income	-	-	-	850,091	850,091

Balance, December 31, 2009	23,836,163	2,384	4,121,632	(3,580,837)	543,179

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:

Net income (Loss)	$850,091	$(4,584,309)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	804	25,641
Impairment charge	-	467,995
Loss on sale of investments	157,939	860,000
Gain on disposal of operations	-	(230,057)
Issuance of common stock for services and debt conversion	174,500	238,500
Stock based compensation expense	-	786,980
Changes in operating assets and liabilities	(1,501,812)	(62,560)

Net cash used in operating activities	(318,478)	(2,497,810)

Cash flows from investing activities:
Net cash acquired upon effect of reverse acquisition	-	57,633
Proceeds from sale of investments	206,832	7,263,823
Purchase of investments	(55,460)	(2,618,502)
Purchase of exploration rights	-	(697,000)
Purchase of concession investments	-	(1,720,000)

Net cash provided by investing activities	151,372	2,285,954

Cash flows from financing activities:
Net proceeds from notes payable	90,657	280,553
Proceeds from issuances of common stock	164,500	-
Repayment of loan	-	(60,000)
Contribution from stockholder	-	1,000
Other proceeds	-	4,260

Net cash provided by financing activities	255,157	225,813

Net increase in cash	88,051	13,957
Cash - Beginning of period	13,957	-
Cash - End of period	$102,008	$13,957

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years Ended December 31,
	2009	2008
Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other assets	$(176,634)	$1,914
Decrease in accounts payable and accrued expenses	(1,325,178)	(64,474)
	$(1,501,812)	$(62,560)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplementary information:
Non-cash financing and investing activities
Issuance of common stock for debt	$-	$143,600

Issuance of common stock for in lieu of payment of accrued expenses	$-	$7,048

Issuance of common stock for services and debt conversion	$174,500	$238,500

Adjustment of purchase price of investments and related debt	$-	$580,000

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1. With regards to the consolidated financial statements and notes to those financial statements contained in this Form 10-K, the Company has evaluated all subsequent events through April 15, 2010 (the date the Company’s consolidated financial statements are issued).

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

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s consolidated financial statements, it did not result in any impact on the Company’s consolidated results of operations, financial condition or cash flows.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

The acquired assets and liabilities assumed of Delta Mutual from the reverse acquisition are as follows:

Cash	$57,623
Prepaid expenses	1,924
Property and equipment	462,842
Accumulated depreciation	(94,719)
Intangible asset-net	126,317
Other assets	650
Accounts payable	(173,370)
Accrued expenses	(1,225,674)
Convertible debt	(397,340)
Notes payable	(240,655)
Minority interests	(225,797)
Common stock	(7,888)
Deficit	1,716,087
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

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Prior to December 31, 2009, the Company was deemed to be the primary beneficiary of the Envirotech due to relatively significant financial support provided to this entity in terms of investment of $375,000 (which represents 45% ownership of the Company) and notes receivable of $810,867. However, due to significant losses of Envirotech and its deconsolidation as of December 31, 2009, the Company’s entire investment and notes receivable in the aggregate of approximately $1,186,000 as of December 31,  2009  had been reduced to zero in order to account for restored assets at fair value. On the other hand, as of December 31, 2009, the Company was not liable for Envirotech’s liabilities and losses totaling approximately $882,000, net of the aforesaid losses on investment and notes receivable in the aggregate of approximately $1,186,000 per agreed terms with Envirotech and which resulted in a net gain on deconsolidation of approximately $882,000 recorded as a separate line item in the accompanying consolidated financial statements.

4. PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2009	2008

Equipment	$6,277	$6,277

Leasehold improvements	7,807	7,807
	14,084	14,084
Less accumulated depreciation	(14,084)	(13,280)

	$0	$804

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

During the year ended December 31, 2008, majority owners of the Jollin and Tonono concessions formed an Argentine-registered joint venture and paid, in the aggregate, approximately $848,000 of development costs, all of which were capitalized. Since the Company was not registered as a foreign company in Argentina, it could not become a member of the joint venture in 2008. The other owners of these concessions have agreed that, upon admission of the Company as a member of the joint venture, the Company will retain its 23.5% ownership. However, the Company’s weighted average pro-rata portion of the 2008 aggregate development cost, of approximately $223,024, all of which is included in accounts payable in the Company’s consolidated balance sheet at December 31, 2008, will be repaid to the other members from its pro-rata share of the future earnings. As of December 31, 2009, the Company recorded a reversal of $223,024 to adjust balances in investments and accounts payable as a result of aggregate development cost no longer considered payable. The Company has applied for foreign registration in Argentina and should be admitted as a member of the joint venture in the second quarter of 2010.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

	Concession	Exploration
	Investments	Rights	Total

At December 31, 2007	$2,300,000	$—	$2,300,000

Adjustment of purchase price	(580,000)	—	(580,000)

Disposition of investment, net	(860,000)	—	(860,000)

Additional investment in 2008	223,024	697,000	920,024

Equity in net earnings (loss)	—	—	-

At December 31, 2008	1,083,024	697,000	1,780,024

Additional investments in 2009	349,000	—	349,000

Adjustment of additional investment during 2009 and 2008	(293,540)	—	(293,540)

Disposition of investment, net	(364,771)	—	(364,771)

At December 31, 2009	$773,713	$697,000	$1,470,713

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

7. NOTES PAYABLE

	December 31,	December 31,
	2009	2008
Notes payable to three investors, interest at 8%, due August 10, 2011	$150,655	$150,655

Note payable to third party, interest at 6%, due April 2009 (1)	-	30,000

Notes payable to stockholders and related parties, interest at 6%, due June 20, 2012	401,210	280,553

Notes payable to third parties, interest at rates of 4% to 6%, due August 10, 2011	253,740	-
	$805,605	$461,208

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

11.   STOCK-BASED COMPENSATION

The Company issues shares of its common stock to non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the years ended December 31, 2009 and 2008, the Company issued 330,000 and 1,055,000 shares, respectively, and recorded compensation expense of $139,500 and $238,500, respectively, in conjunction with the issuance of these shares.

The Company had outstanding employee stock options of 350,000 that were exercisable as of January 1, 2009.  As of December 31, 2009, none of the eligible employees exercised such options and therefore the options either were cancelled or expired upon termination of employee stock option plan through a resolution of the board of directors.

12.   STOCKHOLDERS' EQUITY

On April 22, 2009, the Company’s board of directors approved amendments to the Certificate of Incorporation to: (1) effect a 1 for 10 reverse split of all the outstanding common stock; and (2) authorize a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and to authorize the board of directors to issue one or more series of the preferred stock with such designations, rights, preferences and restrictions as determined by majority vote of the directors. Thereafter on April 23, 2009, the Company received written consent from stockholders of the Company holding a majority of the outstanding shares of common stock approving the Amendments. The effective date of the Amendments is the date the reverse stock split is made effective for trading purposes by the Financial Industry Regulatory Authority (FINRA). FINRA approved the reverse split for trading purposes effective July 6, 2009. See accompanying Consolidated Statements of Operations for the impact on the Company's loss per share amounts as a result of the reverse stock split.  The reverse stock split resulted in a reduction of 199,664,243 shares of common stock and was accounted for by the transfer of $19,966 from common stock to additional paid-in capital, which is the amount equal to the par value of the reduced number of shares to effect the reverse stock split for all periods presented in the accompanying consolidated financial statements.

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

14. SUBSEQUENT EVENTS

On April 26, 2010, the Company’s Board of Directors approved five-year term executive employment agreements (“Employment Agreements”) between the Company and Dr. Daniel R. Peralta, the Company’s Chairman and Chief Executive Officer, and Malcolm W. Sherman, the Company’s Executive Vice President, effective March 22, 2010 and March 23, 2010, respectively.  Dr. Peralta’s Employment Agreement provides for a fixed annual salary of $500,000; Mr. Sherman’s Employment Agreement provides for a fixed annual salary of $350,000. Under the Employment Agreements, both executives are eligible for participation in a bonus pool with other senior executives, the quarterly bonus amounts being based on financial performance comparisons with prior fiscal quarters, beginning with the quarterly reports of the Company for the year 2006 and each subsequent year during the respective terms of each of the Employment Agreements. Such bonuses will be pooled with those of other senior executives and be computed based on a total bonus pool equal to 15% of the net profits of the Company as set forth in the Company’s SEC filings.

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

10.58
Agreement, dated as of November 1, 2009, between the Company and Valucorp. Incorporated herein by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

10.59
Note Extension Agreement, dated December 31, 2009, between the Company and Neil Berman, the Anthony Panariello Trust, the Danielle Panariello Trust and the Michaela Panariello Trust. Incorporated herein by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

14.	Delta Mutual, Inc. Code of Conduct and Business Ethics. Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2005.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

Dated: May 14, 2010

By:/s/ Daniel R. Peralta
Dr. Daniel R. Peralta
President, Chief Executive Officer,
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on May 14, 2010.

/s/ Daniel R. Peralta
Dr. Daniel R. Peralta, President, Chief Executive Officer and Director

/s/ Malcolm W. Sherman
Malcolm W. Sherman Executive Vice President and Director