Form 10-Q
period 2010-03-31
DELTA MUTUAL INC
filed 2010-05-24
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(480) 477-5808

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 26,100,151 as of March 31, 2010.

DELTA MUTUAL, INC.

INDEX
		Page

Part I. Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2010 and as of December 31, 2009 (unaudited)		1

Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (unaudited)		2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited)		3-4

Notes to Unaudited Consolidated Financial Statements		5-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures.	23

Part II. Other Information

Item 1.	Legal Proceedings.	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	25

Signatures		25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash	$511,644	$102,008
Advances and other receivables	142,917	137,776
Total current assets	654,561	239,784

Investments in non-consolidated affiliates	1,507,763	1,470,713
Other assets	39,458	39,508

TOTAL ASSETS	$2,201,782	$1,750,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$121,286	$134,192
Accrued expenses	286,973	267,029
Notes payable	805,605	805,605
Total current liabilities	1,213,864	1,206,826

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized
10,000,000 shares; no shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively
Common stock $0.0001 par value - authorized
250,000,000 shares; 26,100,151 and 23,836,163 shares
issued and outstanding at March 31, 2010 and
December 31, 2009, respectively	2,610	2,384
Additional paid-in-capital	4,777,406	4,121,632
Accumulated deficit	(3,792,098)	(3,580,837)
Total Delta Mutual Inc. and Subsidiaries Stockholders' Equity	987,918	543,179

Noncontrolling interest	-	-
Total Stockholders' Equity	987,918	543,179

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,201,782	$1,750,005

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenue:	$-	$-

Costs and expenses:
General and administrative expenses	200,394	290,140
	200,394	290,140

Loss from continuing operations	(200,394)	(290,140)

Other income	715	-
Interest expense	(11,582)	(9,971)

Loss from continuing operations before provision for income taxes	(211,261)	(300,111)

Provision for income taxes	-	-

Net loss from continuing operations	(211,261)	(300,111)

Discontinued operations
Gain (loss) of disposal fo Far East operations and South American Hedge Fund operations, and United States construction technology activities	-	(6,513)

Net loss	(211,261)	(306,624)

Less: Net loss attributable to noncontrolling interest	-	-

Net loss attributable to Delta Mutual Inc. and Subsidiaries	$(211,261)	$(306,624)

Net loss per common share - basic and diluted
Loss from continuing operations attributable to Delta Mutual Inc. and Subsidiaries common shareholders	$(0.01)	$(0.01)

Loss from discontinued operations attributable to Delta Mutual Inc. and Subsidiaries common shareholders	$(0.00)	$(0.00)

Net income per common share	$(0.01)	$(0.01)

Weighted average common shares - basic and diluted	24,434,197	22,184,916

Amounts attributable to Delta Mutual Inc. and subsidiaries common shareholders:
Net loss	$(211,261)	$(306,624)

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:

Net loss	$(211,261)	$(306,624)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	170
Compensatory element of option issuance	-	196,745
Changes in operating assets and liabilities	1,947	28,290

Net cash used in operating activities	(209,314)	(81,419)

Cash flows from investing activities:
Increase in investments	(37,050)	(193,500)

Net cash used in investing activities	(37,050)	(193,500)

Cash flows from financing activities:
Proceeds from notes payable	-	266,763
Proceeds from sale of common stock	656,000	-
Contribution from stockholder	-	(1,000)

Net cash used in financing activities	656,000	265,763

Net increase (decrease) in cash	409,636	(9,156)
Cash - Beginning of period	102,008	13,957
Cash - End of period	$511,644	$4,801

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Supplementary information:
Changes in operating assets and liabilities consists of:
Increase (decrease) in advances and other receivables	$(5,141)	$(6,433)
Increase (decrease) in other assets	50	-
Increase (decrease) in accounts payable and accrued expenses	7,038	34,723
	$1,947	$28,290

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplementary information:
Non-cash financing and investing activities
Issuance of common stock for services	$-	$200,000

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Delta Mutual, Inc. (“Delta” or the “Company”) was incorporated in Delaware on November 17, 1999.  In 2003, the Company established business operations focused on providing environmental and construction technologies and services to specific geographic reporting segments in the Far East, the Middle East, and the United States. During the year ended December 31, 2008, the Company discontinued all of its operations in the Far East (Indonesia) and its construction technology activities that were conducted through its wholly owned U.S. subsidiary, Delta Technologies, Inc. The Company’s construction operations in Puerto Rico were discontinued in 2008.

Effective March 4, 2008, Delta entered into a Membership Interest Purchase Agreement, pursuant to which Delta acquired from, Egani, Inc. all the shares of Altony SA (“Altony”), an Uruguayan Sociedad Anonima, which owned 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”).  At the closing of the Agreement, Delta issued 13,000,000 shares of common stock to Egani, Inc., which constituted, following such issuance, a majority of the outstanding shares of Delta’s common stock. Immediately following the closing of the Agreement, Altony became a wholly-owned subsidiary of Delta. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer and Delta as the holding company. The principal business of Altony was the ownership and management of SAHF, which maintained its business office in Uruguay and has investments in oil and gas concessions in Argentina and intends to focus its investment activities in the energy sector.  As of December 30, 2009, Altony closed its business operations and is currently under a process of dissolution.  The Company’s principal business at this time is conducted by our subsidiary, South American Hedge Fund, which has investments in oil and gas concessions in Argentina and intends to focus its investments in the energy sector, including development of energy producing investments and alternative energy production in Latin America and North America. As of December 31, 2008 the securities trading activities of South American Hedge Fund were accounted for as a discontinued operation.

On April 22, 2009, the Company's Board of Directors declared a one-for-ten reverse stock split of its common stock.  All share and per share amounts have been restated to reflect the reverse stock split except for stockholders' equity (deficit).  See Note  11, "Stockholders' Equity", for further information.

During 2009, the Delta discontinued the operations, and commenced the dissolution of the following inactive wholly-owned and majority-owned subsidiaries: Delta Development Partners, L.P., Delta Development Partners II LP, Guayanilla and Developers Corp., Delta TA LP and Delta Technologies Inc.

As of December 31, 2009, Delta also terminated the operation of oil sludge processing facilities in Bahrain and Kuwait and the manufacture of insulating concrete from ICF products in Saudi Arabia, which are accounted for as discontinued operations.

As of December 31, 2009, the Company also held a 45% ownership interest in Delta–Envirotech, Inc., which is engaged in certain business opportunities in the Middle East related to environmental remediation and other related projects. These activities are managed and carried out by the majority stockholders of Delta-Envirotech, Inc., (“Envirotech”), Hi-Tech Consulting and Construction, Inc. and an unrelated individual.  Envirotech has entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support its activities. Envirotech was consolidated as the variable interest entity (VIE) up until September 30, 2009. As of December 31, 2009 management determined that Delta-Envirotech, Inc. does not meet the criteria to be considered a VIE for the year ending December 31, 2009 as the Company does not exercise significant influence over the operations or financial results of Envirotech.  Accordingly, the results of operations and of financial data have been deconsolidated from the consolidated financial statements of the Company effective December 31, 2009 (see also Note 2).

Delta Mutual, Inc. and all of the above referenced subsidiaries are collectively referred to as “Delta” or “the Company” throughout this filing.  All significant intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN

The consolidated financial statements for the period ended March 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit of $3,792,098 and working capital deficiency of $559,303 as of March 31, 2010.  Additionally, the Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

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

INTERIM REVIEW REPORTING

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2009 Annual Report as filed on Form 10K.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim consolidated financial statements and the results of its consolidated operations for the interim period ended March 31, 2010, have been included. The results of consolidated operations for interim periods are not necessarily indicative of the results for a full year.

PRINCIPLES OF CONSOLIDATION

The Company's financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of the common stock.  All significant intercompany amounts have been eliminated.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, advances and other receivables, investments in non-consolidated affiliates, accounts payable and accrued expenses, and notes payable as reflected in the consolidated financial statements, approximate fair value.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

INVESTMENTS

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

UNCERTAIN TAX POSITIONS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 740-10-25 “Accounting for Uncertainty in Income Taxes”. ASC Topic 740-10-25 supersedes guidance codified in ASC Topic 450, “Accounting for Contingencies”, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Reversal of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. When applicable, the Company adjusts tax expense to reflect the Company’s ongoing assessment of the valuation of  matters which require judgment, which can materially increase or decrease its effective rate, as well as impact operating results.

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

Management believes that the Company does not have any significant uncertain tax positions for the years ended December 31, 2009 or 2008, considering its loss making history since inception.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states). The Company has never been subject to a tax audit historically.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

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

FOREIGN CURRENCY TRANSLATION

The functional currency in South America, which is where nearly all of the Company’s operations take place, is the U.S. dollar. The functional currency for some foreign operations is the local currency of the foreign operation. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments are recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the years ended December 31, 2009 and 2008, respectively. Therefore, there were no adjustments as to Other Comprehensive Income (Loss).

DISCONTINUED OPERATIONS

During the quarter ended June 30, 2008, the Company discontinued all its operations in the Far East (Indonesia). During the quarter ended December 31, 2008, the Company discontinued all of its construction technology activities that were carried out by its wholly owned subsidiary, Delta Technologies, Inc. and the trading of securities by its South American Hedge Fund subsidiary. These discontinued operations resulted in a loss of $0 and $(2,310,473), respectively, for the years ended December 31, 2009 and 2008, respectively, and $0 and $(6,513) for the quarters ending March 31, 2010 and 2009, respectively.

Summarized statement of loss for discontinued operations is as follows:

	Three Months Ended March 31,
	2010	2009

Net sales	$—	$—

Impairment	—	—

Provision for income taxes	—	—

Loss from operations, net of taxes	—	(6,513)

Gain on disposition of minority interest	—	—

Provision for income taxes	—	—

Loss from discontinued operations, net of taxes	$-0-	$(6,513)

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

RECENT ACCOUNTING PRONOUNCEMENTS

During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1. Prior to implementation, disclosures about fair values of financial instruments were required to be disclosed annually only. As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s consolidated financial position or results of operations.

Beginning in the second quarter of 2009, the Company is required disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1. With regards to the unaudited consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through May 24, 2010  (the date the Company’s unaudited consolidated financial statements are issued).

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

In June 2009, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the consolidation of variable interest entities (VIE). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year, and the adoption did not have a material impact on our consolidated financial statements.

Consolidations:  In December 2009, the FASB issued ASU No. 2009-17 (formerly Statement No. 167), “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from previous consolidation guidance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-17 did not have an impact on our consolidated financial condition, results of operations, or disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

2.  VARIABLE INTEREST ENTITY

FASB ASC 810 “Consolidation” required the consolidation of a variable interest entity (VIE) if the Company is deemed to be the primary beneficiary of the VIE. FASB ASC 810 requires an entity to assess its equity investments and certain other contractual interests to determine whether they are VIEs. As defined in FASB ASC 810, variable interests are contractual, ownership or other interests in an entity that change with changes in entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the VIE. An entity that will absorb a majority of the VIE’s expected losses or expected residual returns, as defined in FASB ASC 810, is considered the primary beneficiary of the VIE. The primary beneficiary should include the VIE’s assets, liabilities and results of operations in its consolidated financial statements until a reconsideration event, as defined in FASB ASC 810, occurs to require deconsolidation of the VIE. At the deconsolidation date, the assets and liabilities of the VIE were removed from the consolidated financial statements and any assets and liabilities of the Company that were eliminated in consolidation were restored. The gain recognized from deconsolidating VIE was recorded in the consolidated statements of operations as gain on deconsolidation of the VIE.

As of December 31, 2009, management determined that Delta-Envirotech, Inc. was no longer considered a variable interest entity (VIE) for the year ending December 31, 2009 and, accordingly, Envirotech has been deconsolidated from the accompanying consolidated financial statements effective December 31, 2009. As of December 31, 2009, the majority stockholders of Envirotech are exercising significant influence over operating and financing policies of Envirotech, as well as, managing its business activities  and therefore it is not considered a VIE of the Company. As a result of this deconsolidation, the Company removed the assets and liabilities of the VIE from the consolidated financial statements and any assets and liabilities of Envirotech that were eliminated in consolidation were restored at fair value.

Prior to December 31, 2009, the Company was deemed to be the primary beneficiary of the Envirotech because of the  relatively significant financial support provided to Envirotech in the form of  an investment of $375,000  and notes receivable from Envirotech of $810,867. Due to the significant operating losses of Envirotech,  and  the resulting deconsolidation as of December 31, 2009, the Company’s entire investment and the note receivable which aggregated  approximately $1,186,000 as of December 31,  2009  were reduced to zero in order to account for the restored assets at fair value. Furthermore, since the Company is not liable for Envirotech’s liabilities or operating losses per the agreed terms with Envirotech, the Company’s historical portion of  Envirotech’s operating losses were reversed  and recorded as a net gain on deconsolidation of approximately $882,000 that was recorded as a separate line item in the accompanying consolidated financial statements in the fourth quarter of 2009.

3. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2010	2009
Equipment	$6,277	$6,277
Leasehold improvements	7,807	7,807
	14,084	14,084
Less accumulated depreciation	(14,084)	(14,084)
	$0	$0

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

Depreciation expense for the three months ended March 31, 2010  and March 31, 2009 was $0 and $170, respectively.

4. INVESTMENT IN NONCONSOLIDATED AFFILIATES

Jollin and Tonono Oil and Gas Concessions
At March 31, 2010 the Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Northern Argentina. During 2007, SAHF purchased a 47% ownership of these concessions and paid the purchase price by issuing a non-interest bearing note in the principal amount of $1,820,000 to Oxipetrol-Petroleros de Occidente S.A. (Oxipetrol), one of the other owners, with a maturity date of July 2008. The Company’s purchase price was based upon the price tendered by the original purchasers of the concessions that was accepted by the Argentine government, who formerly owned these properties. The government uses a number of factors In determining the selling prices for an oil and gas concession in Argentina, including the location and size of the concession and the current market prices of crude oil and natural gas. Prior to the maturity date of the note payable, the Company and Oxipetrol mutually agreed to reduce the principal amount of the Company’s note primarily because of changes in oil and gas prices. Based upon the agreed purchase price reduction, the Company repaid Oxipetrol $1,270,000 at the maturity date. As a result of this transaction, the Company recorded a one time, retroactive adjustment, reducing the value of this investment by $550,000 at December 31, 2008.

During 2008, SAHF exchanged 50% of its ownership in this investment with a third party for no cash consideration, however, the acquirer contractually agreed to assume 50% of the Company’s obligations for all future development expenses. The Company recorded a $635,000 loss on disposition of 50% of this investment in its consolidated statement of operations for the year ended December 31, 2008.

Subsequently, during the year ended December 31, 2008, the third party owners of the Jollin and Tonono concessions formed an Argentine-registered joint venture and paid, in the aggregate, approximately $848,000 of development costs, all of which were capitalized. Since the Company is not registered as a foreign company in Argentina, it could not become a member of the joint venture in 2008. The third party owners of these concessions have agreed that, upon admission of the Company as a member of the joint venture, the Company will retain its ownership. However, in exchange for this agreement, the Company’s weighted average pro-rata portion of the 2008 aggregate development cost, of approximately $223,024, all of which was included in accounts payable in the Company’s consolidated balance sheet at December 31, 2008, must be repaid to the other members from its pro-rata share of the future earnings of the concession. As of December 31, 2009, the Company recorded a reversal of $223,024 to adjust balances in investments and accounts payable as a result of the forgiveness of the aggregate development cost payable. The Company has applied for foreign registration in Argentina and should be admitted as a member of the joint venture during the second quarter of 2010.

On September 25, 2009, the Company sold 13.5% of its ownership interest in the Jollin and Tonono oil and gas concession to Maxi-Petroleros De Occidente S.A. ("Maxipetrol") for $206,832.  Maxipetrol, prior to the sale, owned 48% of the Jollin and Tonono oil and gas concession.  In connection with the sale, Maxipetrol will assume full responsibility to develop the oil and gas concession until production is achieved in the blocks.  This obligation includes all future and former costs incurred for the Jollin and Tonono oil and gas concession, until such time as the well is producing.  All prior unpaid costs accrued by the Company, were assumed by Maxipetrol.  The Company through SAHF will retain 10% of the total concession in the carryover mode ("no cost obligations to SAHF") and will begin receiving revenue from the Jollin and Tonono blocks when the first well is approved for commercial exploration.  The Company recorded a $157,939 loss on the disposition of its 13.5% investment to Maxipetrol and the loss is included in its statement of operations for the year ended December 31, 2009.

Salta Province Exploration Rights
During 2008, the Company purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina from Kestal, SA (“Kestal”) for $697,000 cash.  Kestal retained a 60% interest.  Kestal had originally acquired 100% of these explorations rights from the government of Argentina in 2007, at a price that was accepted by the Argentine government for the oil and gas concession.

In 2009, SAHF assigned 50% of its rights to a third party.    The Company incurred no additional costs or expenses related to this investment in 2009. As of March 31, 2010, SAHF owns 20% of the rights to this oil and gas concession. The Company expects that in 2010, substantially all of the exploration costs required to retain the exploration rights will be borne by Kestal, the majority owner.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

Tartagal and Morillo Oil and Gas Concessions

During 2007, the Company purchased an 18% ownership in the Tartagal and Morillo oil and gas concessions located in Northern Argentina and paid the purchase price by issuing a non-interest bearing note in the principal amount of $480,000 to Oxipetrol, one of the other owners, with a maturity date of July 2008. The purchase price for this investment was based on the original price paid to the Argentine government to acquire these concessions by the original owners. Prior to the maturity date, the Company and Oxipetrol mutually agreed to reduce the principal amount of the Company’s note primarily because of changes in oil and gas prices. Based upon the purchase price reduction, the Company repaid Oxipetrol $450,000 at the maturity date of the note. As a result of this transaction, the Company recorded a one time, retroactive adjustment reducing the value of this investment by $30,000 at December 31, 2008.

During 2008, SAHF exchanged 50% of its ownership in this investment with a third party for no cash consideration; however, the acquirer contractually agreed to assume 50% of the Company’s obligations with respect to all future development expenses. The Company recorded a $225,000 loss on disposition of this investment in its consolidated financial statements for the year ended December 31, 2008.

In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, from the other majority owners, for total consideration of approximately $270 million. These funds will be used for development and operating expenses in 2009 and beyond.

As of March 31, 2009, the Company, through SAHF, retains 9% of the total concession in the carryover mode ("no cost obligations to SAHF") and will begin receiving revenue from Tartagal and Morillo blocks when the first well is approved for commercial exploration.

The Company evaluated each of these investments in the foregoing nonconsolidated affiliates for impairment and concluded that, except as described above, no loss in value occurred as of March 31, 2010 and December 31, 2009, respectively. The following table summarizes the Company’s investments in these nonconsolidated affiliates.

	Concession	Exploration
	Investments	Rights	Total

At December 31, 2007	$2,300,000	$—	$2,300,000

Adjustment of purchase price	(580,000)	—	(580,000)

Disposition of investment, net	(860,000)	—	(860,000)

Additional investment in 2008	223,024	697,000	920,024

Equity in net earnings (loss)	—	—	-

At December 31, 2008	1,083,024	697,000	1,780,024

Additional investments in 2009	349,000	—	349,000

Adjustment of additional investment during 2009 and 2008	(293,540)	—	(293,540)

Disposition of investment, net	(364,771)	—	(364,771)

At December 31, 2009	$773,713	$697,000	$1,470,713

Additional investments in 2010	37,050		37,050

At March 31, 2010	$810,763	$697,000	$1,507,763

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of March 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-consolidated affiliates.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The fair value of investments in non-consolidated affiliates is developed by the Company based upon its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the three months ended March 31, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2010.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$511,644	$511,644	$-	$-
Non-consolidated affiliates	1,507,763	-	-	$1,507,763
Total	$2,019,407	$511,644	$-	$1,507,763

The Company had no financial assets accounted for on a non-recurring basis as of March 31, 2010.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2010, and the Company did not have any financial liabilities as of March 31, 2010. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

6. NOTES PAYABLE

	March 31,	December 31,
	2010	2009
Notes payable to three investors, interest at 8%, due August 10, 2011	$150,655	$150,655

Notes payable to stockholders and related parties, interest at 6%, due June 20, 2012	401,210	401,210

Notes payable to third parties, interest at rates of 4% to 6%, due August 10, 2011	253,740	253,740
	$805,605	$805,605

 For the three months ended March 31, 2010 and March 31, 2009, the Company recorded interest expense of $11,582 and $9,971, respectively.

7. INCOME TAXES

The Company has not made provision for income taxes in the three month period ended March 31, 2010 and the year ended December 31, 2009, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of December 31, 2009 and 2008, respectively. The net operating losses carry forwards will begin to expire in varying amounts from year 2019 to 2029, subject to its eligibility as determined by the respective tax regulatory authorities.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Professional fees	$41,523	$34,023
Interest expense	11,582	-
Payroll expense	131,806	131,806

Other accrued expenses	102,062	101,200
Total	$286,973	$267,029

9.  LOSS PER COMMON SHARE

The following table sets forth the reconciliation and diluted net loss per common share computation for the three months ended March 31, 2010.

Three Months
Three Months Ended
March 31, 2010
Continuing operations
Basic and diluted EPS:
Net loss ascribed to common shareholders - basic and diluted	$(211,261)
Weighted shares outstanding - basic and diluted	24,434,197
Basic and diluted net loss per common share	$(0.01)

Discontinued operations
Basic and diluted EPS:
Net loss ascribed to common shareholders - basic and diluted	$0
Weighted shares outstanding - basic and diluted	24,434,197
Basic and diluted net loss per common share	$0

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

10.   STOCK-BASED COMPENSATION

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

The Company had outstanding employee stock options of 350,000 that were exercisable as of January 1, 2009.  As of December 31, 2009, none of the eligible employees exercised such options and therefore the options either were cancelled or expired upon termination of employee stock option plan through a resolution of the board of directors. As of March 31, 2010, the Company did not have any outstanding employee stock options.

11.   STOCKHOLDERS' EQUITY

On April 22, 2009, the Company’s board of directors approved amendments to the Certificate of Incorporation to: (1) effect a 1 for 10 reverse split of all the outstanding common stock; and (2) authorize a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and to authorize the board of directors to issue one or more series of the preferred stock with such designations, rights, preferences and restrictions as determined by majority vote of the directors. Thereafter on April 23, 2009, the Company received written consent from stockholders of the Company holding a majority of the outstanding shares of common stock approving the Amendments. The effective date of the Amendments was July 6, 2009, the date the reverse stock split was made effective for trading purposes by the Financial Industry Regulatory Authority. See accompanying Consolidated Statements of Operations for the impact on the Company's loss per share amounts as a result of the reverse stock split.  The reverse stock split resulted in a reduction of 199,664,243 shares of common stock and was accounted for by the transfer of $19,966 from common stock to additional paid-in capital, which is the amount equal to the par value of the reduced number of shares to effect the reverse stock split for all periods presented in the accompanying consolidated financial statements.

All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented except for stockholders' deficit. As a result, there is no overall financial effect of the reverse split; however, the number of outstanding employee stock options has been reduced from 3,500,000 to 350,000 and the exercise price for the respective options has increased by a factor of 10 (see Note 10).

As of March 31, 2010, the board of directors had not authorized the issuance of any series of preferred stock.

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

For the year ended December 31, 2009, the Company issued 60,000 shares to an unrelated individual, valued at $0.58 per share towards conversion of notes payable and accrued interest of $35,000 in common stock.

During the year 2009, the Company received $164,500 pursuant to subscription agreements to purchase 1,261,248 shares of common stock from various unrelated individuals.

During the three months ended March 31, 2010, the Company received $656,000 pursuant to subscription agreements to purchase 2,263,988 shares of common stock from various unrelated individuals.

12. COMMITMENTS AND CONTINGENCIES

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

OPERATING LEASES

The Company’s lease for its principal office space in Arizona became effective December 1, 2009 for a period of 13 months. Future minimum lease payment under operating leases for the year ending December 31, 2010 will approximate $16,000. The Company recorded lease rental expenses for the three months ended March 31, 2010, and March 31, 2009, of $4,935 and $30,577 respectively, in the accompanying unaudited consolidated statements of operations.

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

The Company has been notified by letter dated October 9, 2009 of a complaint filed with the Pennsylvania Department of Labor & Industry by its former Chief Financial Officer alleging non-payment of wages in the amount of $131,250. The Company has responded to the Department of Labor & Industry that the wages owed this former officer are substantially less than alleged in this claim and is vigorously contesting the claim as of the date of this filing. As of the date of filing, the Company is awaiting a response from the Department of Labor and Industry and this matter is disclosed in the contingent liabilities footnote to the consolidated financial statements.

Legal Fee Collection Claim
Delta Technologies, Inc., a wholly-owned subsidiary of the Company and a discontinued operation (“Delta Technologies”), has been notified by a collection agency on behalf of Wolf Block LLP, a law firm that had provided intellectually property legal services to Delta Technologies, that it had been retained in an attempt to collect a past due amount of approximately $41,000. The Company is in discussions with the collection agency and believes that the resolution of this matter will have no material effect on the Company or its operations.

Former Interim Chief Financial Officer
On April 20, 2010, the Company gave notice of termination, effective April 30, 2010, of its agreement with ValuCorp, dated as of November 1, 2009, pursuant to which ValuCorp had provided Michael Gilburd as the Company’s Interim Chief Financial Officer.  Mr. Gilburd has asserted that ValuCorp is entitled to be issued an unspecified number of shares of common stock in connection with this agreement.  The Company does not believe there is any agreement with ValuCorp regarding the issuance of stock to Valucorp.

13. SUBSEQUENT EVENTS

Employment Agreements
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

The Company’s Board of Directors, with the agreement of the two executives, conditioned approval of the Employment Agreements on limitation of the salary of Dr. Peralta to $200,000, and the salary of Mr. Sherman to $150,000, until the cash flow of the Company was sufficient to pay the salaries specified in the Employment Agreements and meet other operating obligations of the Company.  Further, there would be no accruals of unpaid salaries under this agreement with the two executives.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

Acquisition of Lithium Production Properties
On April 29, 2010, the Company acquired certain properties from Minera Jujuy from the Jujuy Province, Argentina  located in the Northwest part of Argentina, south of the border with Bolivia, which management believes to have high concentrations of lithium and borates brines. The Company now owns 51% and controls 100% (through an agreement between the parties) of an area of approximately 147,000 hectares (approx. 350,000 acres) in an area of North Guayatayoc, Argentina.

Appointment of Interim Chief Financial Officer
On May 14, 2010, our Board of Directors approved an agreement with Tatum LLC, a executive services consulting firm, for Kristen Magnuson to serve as our Interim Chief Financial Officer effective May 18, 2010.

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

GENERAL

Delta Mutual, Inc. (“Delta” or the “Company”) was incorporated in Delaware on November 17, 1999.  In 2003, the Company established business operations focused on providing environmental and construction technologies and services to specific geographic reporting segments in the Far East, the Middle East, and the United States. During the year ended December 31, 2008, the Company discontinued all of its operations in the Far East (Indonesia) and its construction technology activities that were conducted through its wholly owned U.S. subsidiary, Delta Technologies, Inc. The Company’s construction operations in Puerto Rico were discontinued in 2008.

Effective March 4, 2008, Delta entered into a Membership Interest Purchase Agreement, pursuant to which Delta acquired from, Egani, Inc. all the shares of Altony SA (“Altony”), an Uruguayan Sociedad Anonima, which owned 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”).  At the closing of the Agreement, Delta issued 13,000,000 shares of common stock to Egani, Inc., which constituted, following such issuance, a majority of the outstanding shares of Delta’s common stock. Immediately following the closing of the Agreement, Altony became a wholly- owned subsidiary of Delta. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer and Delta as the holding company. The principal business of Altony was the ownership and management of SAHF, which maintained its business office in Uruguay and has investments in oil and gas concessions in Argentina and intends to focus its investment activities in the energy sector.  As of December 30, 2009, Altony closed its business operations and is currently under a process of dissolution.  The Company’s principal business at this time is conducted by our subsidiary, South American Hedge Fund, which has investments in oil and gas concessions in Argentina and intends to focus its investments in the energy sector, including development of energy producing investments and alternative energy production in Latin America and North America. As of December 31, 2008 the securities trading activities of South American Hedge Fund were accounted for as a discontinued operation.

On April 22, 2009, the Company's Board of Directors declared a one-for-ten reverse stock split of its common stock.  All share and per share amounts have been restated to reflect the reverse stock split except for stockholders' equity (deficit).

During 2009, the Delta discontinued the operations, and commenced the dissolution of the following inactive wholly-owned and majority-owned subsidiaries: Delta Development Partners, L.P., Delta Development Partners II LP, Guayanilla and Developers Corp., Delta TA LP and Delta Technologies Inc.

As of December 31, 2009, Delta also terminated the operation of oil sludge processing facilities in Bahrain and Kuwait and the manufacture of insulating concrete from ICF products in Saudi Arabia, which are accounted for as discontinued operations.

As of December 31, 2009, the Company also held a 45% ownership interest in Delta–Envirotech, Inc., which is engaged in certain business opportunities in the Middle East related to environmental remediation and other related projects. These activities are managed and carried out by the majority stockholders of Delta-Envirotech, Inc., (“Envirotech”), Hi-Tech Consulting and Construction, Inc. and an unrelated individual.  Envirotech has entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support its activities. Envirotech was consolidated as the variable interest entity (VIE) up until September 30, 2009. As of December 31, 2009 management determined that Delta-Envirotech, Inc. does not meet the criteria to be considered a VIE for the year ending December 31, 2009 as the Company does not exercise significant influence over the operations or financial results of Envirotech.  Accordingly, the results of operations and of financial data have been deconsolidated from the consolidated financial statements of the Company effective December 31, 2009.

Delta Mutual, Inc. and all of the above referenced subsidiaries are collectively referred to as “Delta” or “the Company” throughout this filing.

GOING CONCERN

The consolidated financial statements for the period ended March 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit of $3,792,098 and working capital deficiency of $559,303 as of March 31, 2010.  Additionally, the Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.

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

RESULTS OF OPERATIONS

During the quarter ended March 31, 2010, we had a loss from continuing operations of $(211,261). The Company has an accumulated deficit of $3,792,098 and working capital deficiency of $559,303 as of March 31, 2010.  Additionally, the Company may require additional funding to execute its strategic business plan for 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. There can be no assurances that there will be adequate financing available to the Company, if the Company requires financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

During the three months ended March 31, 2010, we incurred a net loss from continuing operations of $(211,261) compared to $(290,140) for the three months ended March 31, 2009. The decrease in our loss from continuing operations for the three months ended March 31, 2010 over the comparable period of the prior year was primarily due the discontinuance of operations of Delta Development Partners, L.P., Delta Development Partners IILP, Guayanilla and Developers Corp., Delta TA LP and Delta Technologies Inc., and the termination of the operation of oil sludge processing facilities in Bahrain and Kuwait and ICF products, and deconsolidation of Delta-Envirotech, Inc., which were included in the Company’s general and administrative expense in 2009.  In addition, we had other income of $715 in the three months ending March 31, 2010 compared to $0 in the comparable prior year period due to an increase in cash of $409,636 year over year received from sales of common stock.  In the quarter ending March 31, 2009 we had interest expense of $9,971 compared to $11,582 in the quarter ending March 31, 2010.

Our net loss for the three months ended March 31, 2010 was $(211,261) compared to a net loss of $(306,624) for the comparable prior year period. The net loss for the three months ended March 31, 2009 included a loss on disposal of discontinued operations of $(6,513).

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

Oil and Gas Investments

Our main source of revenue will be derived from the sale of crude oil and natural gas produced from the oil and gas concessions and exploration properties in which we have made investments. While we are not the operators of these properties, we expect to have representation on the operating committees that are responsible for managing the business affairs of these concessions. Our ownership interests in these concessions range from 9% to 10%, and we have a 20% interest in the blocks in which we have exploration rights.

Jollin and Tonono Concessions

In 2008, the majority owners of these concessions formed an Argentine-registered joint venture to operate these concessions. Since SAHF was not registered in Argentina, it could not become an official member of the joint venture. The other owners of the joint venture have agreed that SAHF will be admitted as a member of the joint venture, upon the registration of SAHF as a foreign company in Argentina. SAHF has applied for foreign registration and expects to become a member during the second quarter of 2010.

A well located in the Tonono Concession became operational for the commercial production of oil in the first quarter of 2009. Delivery of the commercial production is currently expected to begin in 2010.  A well located in the Jollin Concession contains commercial quantities of natural gas. A natural gas pipeline connecting the Jollin Concession to a major distribution pipeline is in the pre-construction phase. The connecting pipeline, which is expected to be completed during the scond quarter of 2010, will be owned by the joint venture. Upon completion, it will permit the joint venture to commence deriving revenue from the sale of natural gas.

Tartagal and Morillo Concessions

In 2008, the majority owners of the Tartagal and Morillo Concessions agreed to form an Argentine-registered joint venture and applied for government approval of the license to operate the concessions. SAHF received its foreign corporation registration in 2009 and will join the joint venture when it formed and is registered with the government.

In March 2009, a Hong Kong public company, following approval by its shareholders, agreed to acquire a 60% participation interest in these concessions for approximately $280 million. The Company expects that the funds from this acquisition will be used for development and operating expenses in 2009 and 2010. Deliveries of crude oil from these concessions are expected to begin in the second half of 2010.

Salta Province Exploration Rights

SAHF holds a 20% interest in the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina. Provided certain development activities are under taken by the majority owner, these exploration rights will remain in effect through the year 2010. The partners to the joint venture are fulfilling their financial obligations as agreed.

FUNDING

Our current business plan for 2010 and beyond anticipates a substantial increase in revenue primarily from our investments in oil and gas concessions in Argentina. If we do not achieve the expected levels of revenue, we may be required to raise additional capital through equity and/or debt financing.

LIQUIDITY

At March 31, 2010 and December 31, 2009, we had working capital deficits of $559,303 and $967,042, respectively.

At March 31, 2010, we had total assets of $2,201,782 compared to total assets of $1,750,005 at December 31, 2009. Cash increased $409,636 for the three months ended March 31, 2010 compared to year end 2009 due to the issuance of common stock. Net cash used in operating activities in the three months ended March 31, 2010, was $209,314, as compared with $81,419 in the comparable period in 2009; net cash used in investing activities was $37,050 in 2010, as compared with $193,500 in 2009. Cash used in operating activities was offset by net cash from financing activities of approximately $656,000.

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

Investments in non-consolidated affiliates – These investments consist of the Company’s ownership interests in oil and gas development and exploration rights in Argentina, net of impairment losses, if any.

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

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

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

Legal Fee Collection Claim
Delta Technologies, Inc., a wholly-owned subsidiary of the Company and a discontinued operation (“Delta Technologies”), has been notified by a collection agency on behalf of Wolf Block LLP, a law firm that had provided intellectually property legal services to Delta Technologies, that it had been retained in an attempt to collect a past due amount of approximately $41,000. The Company is in discussions with the collection agency and believes that the resolution of this matter will have no material effect on the Company or its operations.

Former Interim Chief Financial Officer
On April 20, 2010, the Company gave notice of termination, effective April 30, 2010, of its agreement with ValuCorp, dated as of November 1, 2009, pursuant to which ValuCorp had provided Michael Gilburd as the Company’s Interim Chief Financial Officer.  Mr. Gilburd has asserted that ValuCorp is entitled to be issued an unspecified number of shares of common stock in connection with this agreement.  The Company does not believe there is any agreement with ValuCorp regarding the issuance of stock to Valucorp.

Item 5.         OTHER INFORMATION.

On May 14, 2010, our Board of Directors approved an agreement with Tatum LLC, a recruiting firm, for Kristen Magnuson to serve as our Interim Chief Financial Officer effective May 18, 2010.

Kristen L. Magnuson, 54, has been a member of the board of directors  of Convio, Inc. since January 2008. Since October 2009, Ms. Magnuson has been a Partner at Tatum LLC. From September 1997 to August 2009, Ms. Magnuson served as Chief Financial Officer of JDA Software Group, Inc., a provider of enterprise software solutions for supply chain processes, and was promoted to Executive Vice President in March 2001. From 1990 to 1997, Ms. Magnuson served as Vice President of Financial Planning for Michaels Stores Inc., an arts and crafts retailer. From March 1987 to August 1990, she served as Senior Vice President and Controller of MeraBank N.A., a federal savings bank. Ms. Magnuson is a C.P.A. and holds a B.B.A. in Accounting from the University of Washington.

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

Dated: May 24, 2010

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.