Form 10-K/A
period 2009-12-31
DELTA MUTUAL INC
filed 2010-07-21
CIK 1112985

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 2
to
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

Number of shares of Common Stock outstanding as of March 31, 2010: 27,073,996.

Documents incorporated by reference:  None

 TABLE OF CONTENTS

ii

EXPLANATORY NOTE

WE ARE FILING THIS AMENDMENT NO. 2 TO OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009 (THE “2009 FORM 10-K”) TO FURTHER AMEND THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, THE REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, AND ITEMS 5, 9 AND 12. IN THIS AMENDMENT NO. 2, OUR FINANCIAL STATEMENTS HAVE BEEN RESTATED DUE TO AN UNDERSTATEMENT OF THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 2009. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2009 FORM 10-K AS OF APRIL 15, 2010, THE DATE ON WHICH THE 2009 10-K WAS FILED, NO ATTEMPT EXCEPT AS DESCRIBED ABOVE HAS BEEN MADE IN THIS AMENDMENT NO. 2 TO MODIFY OR UPDATE DISCLOSURES.

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

Executive Offices

In November 2009, we entered into a one-year lease for our principal office in Scottsdale, Arizona, at a monthly rental of $1,276. We anticipate that our current office space will accommodate our operations for the foreseeable future.

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

Our shares are listed under the symbol "DLTZ”. The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. Prices commencing January 1, 2009 reflect the 1-for-10 reverse stock split effective July 6, 2009.

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

As of April 13, 2010, there were approximately 100 record holders of our common stock.

Unregistered Sales of Equity Securities

The following table sets forth the sales of unregistered securities by the Company in the year ended December 31, 2009.

			Principal	Total Offering Price/
Date	Title and Amount(1)	Purchaser	Underwriter	Underwriting Discounts

April 21, 2009	28,572 shares of common stock	Consultant	NA	$0.35 per share/NA
April 27, 2009	200,000 shares of common stock	Consultant	NA	$0.60 per share/NA

August 24, 2009	64,584 shares of common stock	Private Investor	NA	$0.08 per share/NA
October 27, 2009	130,000 shares of common stock	Consultant	NA	$0.15 per share/NA
October 27, 2009	166,662 shares of common stock	Private Investor	NA	$0.06 per share/NA

October 28, 2009	62,500 shares of common stock	Private Investor	NA	$0.08 per share/NA
November 10, 2009	130,000 shares of common stock	Private Investor	NA	$0.08 per share/NA
December 1, 2009	50,000 shares of common stock	Private Investor	NA	$0.13 per share/NA
December 4, 2009	60,000 shares of common stock issued in conversion of $35,000 principal amount of note	Private Investor	NA	$0.58 per share/NA
December 22, 2009	25,000 shares of common stock	Private Investor	NA	$0.13 per share/NA
December 23, 2009	133,334 shares of common stock	Private Investor	NA	$0.15 per share/NA
December 24, 2009	333,334 shares of common stock	Private Investor	NA	$0.15 per share/NA
December 30, 2009	333,334 shares of common stock	Private Investor	NA	$0.15 per share/NA
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

Reverse Stock Split

Effective July 6, 2009, we effected a 1:10 reverse split (the “Reverse Split”) of our outstanding common stock, pursuant to a definitive information statement filed with the Securities and Exchange Commission. Following effectiveness of the Reverse Split, each ten (10) shares of our common stock outstanding immediately prior to the effective date was automatically converted into one (1) share of our common stock. By reason of the Reverse Split, the number of outstanding shares of our common stock was reduced from 227,225,270 shares to 22,722,527 shares.

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2009, we had a gain from continuing operations of approximately $835,000. The Company has an accumulated deficit of approximately $3,596,337 and working capital deficiency of approximately $967,042 as of December 31, 2009.  Additionally, the Company may require additional funding to execute its strategic business plan for 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. There can be no assurances that there will be adequate financing available to the Company, if the Company requires financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Independent Auditors' Report and Note 1 of the Notes to Consolidated Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern.

2009 COMPARED TO 2008

For accounting and financial reporting purposes only, our acquisition of Altony on March 4, 2008 was treated as a reverse merger, with Altony as the acquirer. Our consolidated financial statements for the twelve months ended December 31, 2007 are those of Altony (including its SAHF subsidiary on a consolidated basis). In 2009, we had a gain from continuing operations of approximately $835,000, primarily as a result of an approximate $882,268 gain on the deconsolidation of Envirotech, compared to a net loss from continuing operations of approximately $2,270,000 in the twelve months ended December 31, 2008. Our general and administrative expenses decreased in the twelve months ended December 31, 2009, to approximately $636,000, from general and administrative expenses of approximately $1,490,000 in 2008.  In 2008, we also had a loss on the sale of investments of $860,000, as compared with approximately $158,000 in 2009.  In the twelve months ended December 31, 2009, we also had other income of approximately $582,000, consisting of write-down of payroll and consulting accruals and settled accounts payable originating more than two years ago and considered no longer payable..

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

At December 31, 2009, we had total assets of approximately $1,750,000 compared to total assets of approximately $1,795,000 at December 31, 2008. Cash increased approximately $90,000 for the year ended December 31, 2009. Net cash used in operating activities in 2009 was approximately $324,000, as compared with approximately $2.5 million in 2008; net cash provided by investing activities was approximately $150,000 in 2009, as compared with approximately $2,285,000 in 2008, which latter period reflected the sales of assets and investments in our oil and gas concessions in 2008. Cash used in operations activities  was offset by net cash provided in investing activities of approximately $150,000, and by net cash from financing activities of approximately $261,000.

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

/s/Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

April 15, 2010, except for Note 2 as to which the date is July 19, 2010.

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

/s/ Wiener, Goodman & Company, P.C.

Eatontown, New Jersey
April 13, 2009

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS	(Restated)	(Restated)

Current Assets:
Cash	$102,008	$13,957
Advances and other receivables	137,776	-
Total current assets	239,784	13,957

Property and equipment - net	-	804
Investments in non-consolidated affiliates	1,470,713	1,780,024
Other assets	39,508	650

TOTAL ASSETS	$1,750,005	$1,795,435

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$134,192	$363,004
Accrued expenses	267,029	1,363,395
Convertible debt	-	253,740
Notes payable	805,605	461,208
Total current liabilities	1,206,826	2,441,347

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 24,211,475 and 22,493,955 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	2,421	2,249
Additional paid-in capital	4,137,095	3,782,767
Accumulated deficit	(3,596,337)	(4,430,928)
	543,179	(645,912)

Noncontrolling interest	-	-
Total stockholders' equity (deficit)	543,179	(645,912)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,750,005	$1,795,435

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
Revenue:	(Restated)	(Restated)
Sales commissions	$-	$43,365

Costs and expenses:
General and administrative expenses	493,904	1,490,333
Loss on sale of investments	157,939	860,000
	651,843	2,350,333

Loss from continuing operations	(651,843)	(2,306,968)

Interest income	37,696	26,386
Interest expense	(15,971)	6,746
Other income	582,441	-
Gain on deconsolidation of variable interest entity	882,268	-

Income (Loss) from continuing operations before provision for income taxes	834,591	(2,273,836)

Provision for income taxes	-	-

Net income (loss) from continuing operations	834,591	(2,273,836)

Discontinued operations
Loss on disposal of Far East operations and South American Hedge Fund operations, and United States construction technology activities	-	(2,310,473)

Net income (loss)	$834,591	$(4,584,309)

Net income (loss) per common share:
Basic and diluted
Net income (loss) from continuing operations	$0.04	$(0.11)

Net loss from discontinued operations	$-	$(0.11)

Net income (loss) per common share	$0.04	$(0.22)

Weighted average common shares - basic and diluted	22,779,263	20,858,566

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  EQUITY (DEFICIT)
DECEMBER 31, 2009 and 2008
(Restated)

					Total
	Number of	(see note 13)			Stockholders'
	Common	Common	Paid in	Retained Earnings	Equity
	Shares	Stock	Capital	(Deficit)	(Deficit)

Balance, January 1, 2008	13,000,000	$1,300	$2,598,700	$1,869,468	4,469,468

Effect of reverse acquisition	7,888,295	789	7,099	(1,716,087)	(1,708,199)

Issuance of common stock for services (valued at $0.20 - $0.50 per share)	1,055,000	106	238,394	-	238,500

Issuance of common stock for debt (valued at $0.50 - $0.70 per share)	230,057	23	143,577	-	143,600

Issuance of common stock for interest (valued at $0.50 - $0.70 per share)	11,563	1	7,047	-	7,048

Contribution from stockholder	-	-	1,000	-	1,000

Stock based compensation expense	-	-	786,980	-	786,980

Net loss	-	-	-	(4,584,309)	(4,584,309)

Balance, December 31, 2008, as previously reported	22,184,915	2,219	3,782,797	(4,430,928)	(645,912)

Restatement (see Note 2)	309,000	30	(30)	-	-

Balance December 31, 2008, as restated	22,493,955	$2,249	$3,782,767	$(4,430,928)	$(645,912)

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
DECEMBER 31, 2009 and 2008
(Restated)

	Number of	(see note 13)
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, January 1, 2009, as restated (See Note 2)	22,493,955	2,249	3,782,767	(4,430,928)	(645,912)

Issuance of common stock for services (valued at $0.60 per share)	200,000	20	119,980	-	120,000

Issuance of common stock toward debt conversion (valued at $0.58 per share)	60,000	6	34,994	-	35,000

Issuance of common stock for services (valued at $0.40 per share)	28,572	3	9,997	-	10,000

Sales of common stock (valued at $0.08 to $0.23 per share)	1,298,743	130	169,870	-	170,000

Sale of common stock (valued at $0.16125 per share)	161,250	16	9,984	-	10,000

Issuance of common stock for services (valued at $0.15 per share)	130,000	13	19,487	-	19,500

Sale of common stock (valued at $0.06 per share)	166,662	17	9,983	-	10,000

Stock based compensation expense	-	-	590,235	-	590,235

Stock based compensation expense reversal	-	-	(590,235)	-	(590,235)

Net Income, as restated (See Note 2)	-	-	-	834,591	834,591

Balance, December 31, 2009, as restated (See Note 2)	24,211,275	2,421	4,737,095	(3,596,337)	543,179

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:	(Restated)	(Restated)

Net income (Loss)	$834,591	$(4,584,309)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	804	25,641
Impairment charge	-	467,995
Loss on sale of investments	157,939	860,000
Gain on disposal of operations	-	(230,057)
Issuance of common stock for services and debt conversion	184,500	238,500
Stock based compensation expense	-	786,980
Changes in operating assets and liabilities	(1,501,812)	(62,560)

Net cash used in operating activities	(323,978)	(2,497,810)

Cash flows from investing activities:
Net cash acquired upon effect of reverse acquisition	-	57,633
Proceeds from sale of investments	206,832	7,263,823
Purchase of investments	(55,460)	(2,618,502)
Purchase of exploration rights	-	(697,000)
Purchase of concession investments	-	(1,720,000)

Net cash provided by investing activities	151,372	2,285,954

Cash flows from financing activities:
Net proceeds from notes payable	90,657	280,553
Proceeds from issuances of common stock	170,000	-
Repayment of loan	-	(60,000)
Contribution from stockholder	-	1,000
Other proceeds	-	4,260

Net cash provided by financing activities	260,657	225,813

Net increase in cash	88,051	13,957
Cash - Beginning of period	13,957	-
Cash - End of period	$102,008	$13,957

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years Ended December 31,
	2009	2008
Changes in operating assets and liabilities consists of:	(Restated)	(Restated)
(Increase) decrease in advances and other assets	$(176,634)	$1,914
Decrease in accounts payable and accrued expenses	(1,325,178)	(64,474)
	$(1,501,812)	$(62,560)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplementary information:
Non-cash financing and investing activities
Issuance of common stock for debt	$-	$143,600

Issuance of common stock for in lieu of payment of accrued expenses	$-	$7,048

Issuance of common stock for services and debt conversion	$184,500	$238,500

Adjustment of purchase price of investments and related debt	$-	$580,000

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

On April 22, 2009, the Company's Board of Directors declared a one-for-ten reverse stock split of its common stock.  All share and per share amounts have been restated to reflect the reverse stock split except for stockholders' equity (deficit).  See Note  13, "Stockholders' Equity (Deficit)", for further information.

GOING CONCERN

The consolidated financial statements for the period ended December 31, 2009 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit of approximately $3,596,000 and working capital deficiency of approximately $967,000 as of December 31, 2009.  Additionally, the Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.

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

2.  RESTATEMENT

In the second quarter of 2010, the Company identified the number of common shares issued and outstanding was understated by approximately 375,000 shares, or 1.6% as of December 31, 2009. The Company also determined that approximately, 29,000 shares had been issued in lieu of payment for consulting services performed by third parties and approximately 37,000 shares were issued to third parties for cash that was used for travel expense by the Company. Accordingly, the Company recorded additional expense of $15,500 for the year ending December 31, 2009, which resulted in a reduction of net income from $850,091, as previously reported, to $834,591 as restated. An increase of approximately 309,000 shares outstanding is attributable to the net impact of the reverse merger in 2008 and, accordingly, $30 was reclassified from additional paid in capital to common stock. The Company has reflected the impact of these adjustments and the increase in shares outstanding in its Consolidated Financial Statements for the years ending December 31, 2009 and 2008.

3.  ACQUISITION

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

4.  VARIABLE INTEREST ENTITY

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

5. PROPERTY AND EQUIPMENT

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

6. INVESTMENT IN NONCONSOLIDATED AFFILIATES

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

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

8. NOTES PAYABLE

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

10. INCOME TAXES

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

11. OTHER INCOME

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

12.   STOCK-BASED COMPENSATION

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

13.   STOCKHOLDERS' EQUITY

On April 22, 2009, the Company’s board of directors approved amendments to the Certificate of Incorporation to: (1) effect a 1 for 10 reverse split of all the outstanding common stock; and (2) authorize a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and to authorize the board of directors to issue one or more series of the preferred stock with such designations, rights, preferences and restrictions as determined by majority vote of the directors. Thereafter on April 23, 2009, the Company received written consent from stockholders of the Company holding a majority of the outstanding shares of common stock approving the Amendments. The effective date of the Amendments is the date the reverse stock split is made effective for trading purposes by the Financial Industry Regulatory Authority (FINRA). FINRA approved the reverse split for trading purposes effective July 6, 2009. See accompanying Consolidated Statements of Operations for the impact on the Company's loss per share amounts as a result of the reverse stock split.  By reason of the reverse split, the number of outstanding shares of our common stock was reduced from 227,225,270 to 22,722,527.

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

For the year ended December 31, 2009, the Company issued 60,000 shares to an unrelated individual, valued at $0.60 per share towards conversion of notes payable and accrued interest of $35,000 in common stock.

For the years ended December 31, 2009 and 2008, the Company issued 358,582 and 1,055,000 shares of common stock, respectively, valued at $0.15 - $0.60 and $0.20 - $0.70 per share, respectively, for services valued at $149,500 and $238,500, respectively.

During the year 2009, the Company received $170,000 pursuant to subscription agreements to purchase 1,298,748 shares of common stock from various unrelated individuals. As of December 31, 2009, the Company issued shares to all these individuals.

14. COMMITMENTS AND CONTINGENCIES

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

15. SUBSEQUENT EVENTS

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our chief executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our chief executive and financial officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2009, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 due to the possibility that stock issuances might not be correctly recorded for financial statement reporting purposes.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2009, our internal control over financial reporting was not effective for the reason stated above. Management has taken steps following March 31, 2010, to eliminate weaknesses in our disclosure controls and procedures related to stock issuances and believes that such disclosure controls and procedures are effective, and our internal control over financial reporting in effective, as of the date of this report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of April 1, 2010, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage**

Daniel R. Peralta (1)	13,000,000	48.02%

Malcolm W. Sherman (2)	1,000,000	3.69%

All Officers and Directors as a Group (3 persons)	14,000,000	51.21%

** Based on 27,073,996 shares outstanding on March 31, 2010.

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

Dated: July 21, 2010

By:/s/ Daniel R. Peralta
Dr. Daniel R. Peralta
President, Chief Executive Officer,
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on July 21, 2010.

/s/ Daniel R. Peralta
Dr. Daniel R. Peralta, President, Chief Executive Officer and Director

/s/ Malcolm W. Sherman
Malcolm W. Sherman Executive Vice President and Director