Form 10-Q/A
period 2010-03-31
DELTA MUTUAL INC
filed 2010-07-21
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Amendment No. 1
to
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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 27,073,996 as of March 31, 2010.

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

WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (THE “MARCH 31, 2010 FORM 10-Q”) TO AMEND THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND ITEM 4T. “CONTROLS AND PROCEDURES”.  IN THIS AMENDMENT, OUR FINANCIAL STATEMENTS HAVE BEEN RESTATED AS OF DECEMBER 31, 2009 AND MARCH 31, 2010, DUE TO AN UNDERSTATEMENT OF THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF THOSE RESPECTIVE DATES. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE MARCH 31, 2010 FORM 10-Q AS OF MAY 24, 2010, THE DATE ON WHICH THE MARCH 31, 2010 10-Q WAS FILED, NO ATTEMPT EXCEPT AS DESCRIBED ABOVE HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS	(Restated)	(Restated)

Current Assets:
Cash	$511,644	$102,008
Advances and other receivables	142,917	137,776
Total current assets	654,561	239,784

Investments in non-consolidated affiliates	1,507,763	1,470,713
Other assets	39,458	39,508

TOTAL ASSETS	$2,201,782	$1,750,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$121,286	$134,192
Accrued expenses	286,973	267,029
Notes payable	805,605	805,605
Total current liabilities	1,213,864	1,206,826

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized
10,000,000 shares; no shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively
Common stock $0.0001 par value - authorized
250,000,000 shares; 27,073,996 and 24,211,275 shares
issued and outstanding at March 31, 2010 and
December 31, 2009, respectively	2,707	2,421
Additional paid-in-capital	4,867,808	4,137,095
Accumulated deficit	(3,882,598)	(3,596,337)
Total Delta Mutual Inc. and Subsidiaries Stockholders' Equity	987,918	543,179

Noncontrolling interest	-	-
Total Stockholders' Equity	987,918	543,179

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,201,782	$1,750,005

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(Restated)	(Restated)
Revenue:	$-	$-

Costs and expenses:
General and administrative expenses	275,394	290,140
	275,394	290,140

Loss from continuing operations	(275,394)	(290,140)

Other income	715	-
Interest expense	(11,582)	(9,971)

Loss from continuing operations before provision for income taxes	(286,261)	(300,111)

Provision for income taxes	-	-

Net loss from continuing operations	(286,261)	(300,111)

Discontinued operations
Gain (loss) of disposal fo Far East operations and South American Hedge Fund operations, and United States construction technology activities	-	(6,513)

Net loss	(286,261)	(306,624)

Less: Net loss attributable to noncontrolling interest	-	-

Net loss attributable to Delta Mutual Inc. and Subsidiaries	$(286,261)	$(306,624)

Net loss per common share - basic and diluted
Loss from continuing operations attributable to Delta Mutual Inc. and Subsidiaries common shareholders	$(0.01)	$(0.01)

Loss from discontinued operations attributable to Delta Mutual Inc. and Subsidiaries common shareholders	$(0.00)	$(0.00)

Net income per common share	$(0.01)	$(0.01)

Weighted average common shares - basic and diluted	24,928,941	22,493,955

Amounts attributable to Delta Mutual Inc. and subsidiaries common shareholders:
Net loss	$(286,261)	$(306,624)

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:	(Restated)	(Restated)

Net loss	$(286,261)	$(306,624)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	170
Issuance of common stock for services	75,000	-
Compensatory element of option issuance	-	196,745
Changes in operating assets and liabilities	1,947	28,290

Net cash used in operating activities	(209,314)	(81,419)

Cash flows from investing activities:
Increase in investments	(37,050)	(193,500)

Net cash used in investing activities	(37,050)	(193,500)

Cash flows from financing activities:
Proceeds from notes payable	-	266,763
Proceeds from sale of common stock	656,000	-
Contribution from stockholder	-	(1,000)

Net cash used in financing activities	656,000	265,763

Net increase (decrease) in cash	409,636	(9,156)
Cash - Beginning of period	102,008	13,957
Cash - End of period	$511,644	$4,801

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Supplementary information:	(Restated)	(Restated)
Changes in operating assets and liabilities consists of:
Increase (decrease) in advances and other receivables	$(5,141)	$(6,433)
Increase (decrease) in other assets	50	-
Increase (decrease) in accounts payable and accrued expenses	7,038	34,723
	$1,947	$28,290

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplementary information:
Non-cash financing and investing activities
Issuance of common stock for services	$75,000	$200,000

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

On April 22, 2009, the Company's Board of Directors declared a one-for-ten reverse stock split of its common stock.  All share and per share amounts have been restated to reflect the reverse stock split except for stockholders' equity (deficit).  See Note  12, "Stockholders' Equity", for further information.

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

As of December 31, 2009, the Company also held a 45% ownership interest in Delta–Envirotech, Inc., which is engaged in certain business opportunities in the Middle East related to environmental remediation and other related projects. These activities are managed and carried out by the majority stockholders of Delta-Envirotech, Inc., (“Envirotech”), Hi-Tech Consulting and Construction, Inc. and an unrelated individual.  Envirotech has entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support its activities. Envirotech was consolidated as the variable interest entity (VIE) up until September 30, 2009. As of December 31, 2009 management determined that Delta-Envirotech, Inc. does not meet the criteria to be considered a VIE for the year ending December 31, 2009 as the Company does not exercise significant influence over the operations or financial results of Envirotech.  Accordingly, the results of operations and of financial data have been deconsolidated from the consolidated financial statements of the Company effective December 31, 2009 (see also Note 3).

Delta Mutual, Inc. and all of the above referenced subsidiaries are collectively referred to as “Delta” or “the Company” throughout this filing.  All significant intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN

The consolidated financial statements for the period ended March 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit of $3,882,598 and working capital deficiency of $559,303 as of March 31, 2010.  Additionally, the Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

2. RESTATEMENT

In the second quarter of 2010, the Company identified the number of common shares issued and outstanding was understated by approximately 974,000 shares, or 3.7% as of March 31, 2010. The Company also determined that approximately, 564,000 shares had been issued in lieu of payment for services performed by third parties, and approximately 37,000 shares had been issued to third parties for cash that was used for travel expenses by the Company. Accordingly, the Company recorded additional expense amounts of $75,000 for the three months ending March 31, 2010 and $15,500 for the year ending December 31, 2009, respectively. This adjustment resulted in an increase of net loss from $211,261, as previously reported, to $286,261 as restated for the three months ending March 31, 2010 and a reduction of net income from $850,091, as previously reported, to $834,591 as restated for the year ending December 31, 2009. Furthermore, the number of shares issued in other stock sales for cash was understated by 64,000 shares and an increase of approximately 309,000 in shares outstanding is attributable to the net impact of the reverse merger in 2008 and, accordingly, approximately $30 was reclassified from additional paid in capital to common stock. The Company has reflected the impact of these adjustments and the increase in shares outstanding in its Consolidated Financial Statements for the three months ending March 31, 2009 and 2008 and the year ended December 31, 2009.

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

4. PROPERTY AND EQUIPMENT

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

5. INVESTMENT IN NONCONSOLIDATED AFFILIATES

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

7. NOTES PAYABLE

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

8. INCOME TAXES

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

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Professional fees	$41,523	$34,023
Interest expense	11,582	-
Payroll expense	131,806	131,806

Other accrued expenses	102,062	101,200
Total	$286,973	$267,029

10.  LOSS PER COMMON SHARE

The following table sets forth the reconciliation and diluted net loss per common share computation for the three months ended March 31, 2010.

Three Months
Three Months Ended
March 31, 2010
Continuing operations
Basic and diluted EPS:
Net loss ascribed to common shareholders - basic and diluted	$(286,261)
Weighted shares outstanding - basic and diluted	24,211,275
Basic and diluted net loss per common share	$(0.01)

Discontinued operations
Basic and diluted EPS:
Net loss ascribed to common shareholders - basic and diluted	$0
Weighted shares outstanding - basic and diluted	24,211,275
Basic and diluted net loss per common share	$0

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

For the three months ended March 31, 2010 and the year ended December 31, 2009, the Company issued 534,555 and 358,582 shares of common stock, respectively, valued at $0.14 and $0.15 - $0.60 per share, respectively, for services valued at $75,000 and $149,500, respectively.

During the year 2009, the Company received $170,000 pursuant to subscription agreements to purchase 1,298,748 shares of common stock from various unrelated individuals.

During the three months ended March 31, 2010, the Company received $656,000 pursuant to subscription agreements to purchase 2,328,166 shares of common stock from various unrelated individuals.

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

14. SUBSEQUENT EVENTS

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

GOING CONCERN

The consolidated financial statements for the period ended March 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit of $3,882,598 and working capital deficiency of $559,303 as of March 31, 2010.  Additionally, the Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.

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

RESULTS OF OPERATIONS

During the quarter ended March 31, 2010, we had a loss from continuing operations of $(286,261). The Company has an accumulated deficit of $3,882,598 and working capital deficiency of $559,303 as of March 31, 2010.  Additionally, the Company may require additional funding to execute its strategic business plan for 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. There can be no assurances that there will be adequate financing available to the Company, if the Company requires financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

During the three months ended March 31, 2010, we incurred a net loss from continuing operations of $(286,261) compared to $(290,140) for the three months ended March 31, 2009. The decrease in our loss from continuing operations for the three months ended March 31, 2010 over the comparable period of the prior year was primarily due the discontinuance of operations of Delta Development Partners, L.P., Delta Development Partners IILP, Guayanilla and Developers Corp., Delta TA LP and Delta Technologies Inc., and the termination of the operation of oil sludge processing facilities in Bahrain and Kuwait and ICF products, and deconsolidation of Delta-Envirotech, Inc., which were included in the Company’s general and administrative expense in 2009.  In addition, we had other income of $715 in the three months ending March 31, 2010 compared to $0 in the comparable prior year period due to an increase in cash of $409,636 year over year received from sales of common stock.  In the quarter ending March 31, 2009 we had interest expense of $9,971 compared to $11,582 in the quarter ending March 31, 2010.

Our net loss for the three months ended March 31, 2010 was $(286,261) compared to a net loss of $(306,624) for the comparable prior year period. The net loss for the three months ended March 31, 2009 included a loss on disposal of discontinued operations of $(6,513).

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

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and principal financial officer concluded that our disclosure controls and procedures were not effective. Specifically, our chief executive and principal financial officer determined that certain stock issuances were not recorded correctly for financial statement reporting purposes in our first quarter. Subsequent to March 31, 2010, the Company has taken steps to ensure that stock issuances are recorded correctly in our financial statements, and the Company believes that the financial statements in this report accurately present the Company’s financial position and results of operations as of the date of such financial statements.

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

Dated: July 21, 2010

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.