Form 10-Q
period 2010-09-30
DELTA MUTUAL INC
filed 2010-11-22
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
☐ Yes                ☒ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 28,422,125 as of November 19, 2010.

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

The results of operations for the nine and three months ended September 30, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
		(Restated)
ASSETS

Current Assets:
Cash	$338,243	$102,008
Advances and other receivables	7,655	137,776
Total current assets	345,898	239,784

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved undeveloped	664,954	-
Unproved	995,234	-
Lithium production properties	29,095	-
Furniture and equipment	-	14,084
	1,689,283	14,084
Less accumulated depreciation, depletion and amortization	-	(14,084)
	1,689,283	-
Investments in non-consolidating entities	217,313	1,470,714
Other assets	6,368	39,508

TOTAL ASSETS	$2,258,862	$1,750,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$79,472	$134,192
Accrued expenses	166,551	267,029
Notes payable	805,605	805,605
Total Current Liabilities	1,051,628	1,206,826

Stockholders’ Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 28,333,593 and 24,211,275 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2,833	2,421
Additional paid-in-capital	5,341,900	4,137,095
Accumulated deficit	(4,083,990)	(3,596,337)
Accumulated other comprehensive income (expense)	(53,509)	-
Total Stockholders' Equity	1,207,234	543,179)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$2,258,862	$1,750,005

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Revenue:	$-	$14,458	$-	$14,458

Costs and expenses:
Loss on sale of investments		157,939		157,939
General and administrative expenses	554,604	1,007,303	98,364	272,360

Loss from continuing operations	(554,604)	(1,150,784)	(98,364)	(415,841)

Foreign exchange gain (loss)	(29,838)	-	(25,025)
Interest expense, net	(34,745)	(31,512)	(11,582)	(10,770)

Loss from continuing operations before provision for income taxes	(619,187)	(1,182,296)	(134,970)	(426,611)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(619,187)	(1,182,296)	(134,970)	(426,611)

Discontinued operations
Gain (loss) of disposal of Far East operations and South American Hedge Fund operations, and United States construction technology activities	131,534	(6,452)	131,534	-

Net loss	$(487,653)	$(1,188,748)	$(3,436)	$(426,611)

Loss per common share - basic and diluted:

Loss from continuing operations	$(0.02)	$(0.05)	$(0.00)	$(0.02)

Discontinued operations	$-	$-	$0.00	$-

Weighted average common shares - basic and diluted	26,680,950	22,633,898	27,880,617	22,748,635

Amounts attributable to common shareholders:

Net loss	$(0.02)	$(0.05)	$(0.00)	$(0.02)

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30,
	2010	2009
Cash flows from operating activities:

Net loss	$(487,653)	$(1,188,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	-	509
Loss on sale of investments	-	157,939
Issuance of common stock for services	109,550	120,000)
Compensatory element of option issuance	-	590,235
Changes in operating assets and liabilities	8,063	(15,044)

Net cash used in operating activities	(370,040)	(335,109)

Cash flows from investing activities:
Oil and gas properties exploration and development costs	(473,722)	-
Proceeds from sales of investments	-	206,848
Investment in lithium production properties	(30,000)
Net cash used in investing activities	(503,722)	206,848

Cash flows from financing activities:
Proceeds from loans	-	326,403
Proceeds from sale of common stock	1,095,667	10,000
Repayment of Loan	-	(200,000)
Contribution from stockholder	-	(1,000)

Net cash provided by financing activities	1,095,667	130,403

Effect of exchange rates	14,330	-

Net increase (decrease) in cash	236,235	2,14
Cash - Beginning of period	102,008	13,957
Cash - End of period	$338,243	$16,099

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)

	Nine months Ended September 30,
	2010	2009
Supplementary information:
Changes in operating assets and liabilities consists of:
(Increase) decrease in other prepaid expenses	$-	$(5,718)
(Increase) decrease in advances and other receivables	130,121
(Increase) decrease in other assets	33,140
Increase (decrease) in accounts payable and accrued expenses	(155,198)	(9,326)
	$8,063	$(72,184)

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplementary disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$109,550	$120,000

See Notes to Unaudited Consolidated Financial Statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2010 and 2009

1. BASIS OF PRESENTATION

The accounting policies followed by Delta Mutual, Inc. and its subsidiaries (“Delta” or the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2009.  Such policies have been continued without change and all material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report.  Although management believes the unaudited interim related disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on May 14, 2010.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of operations for the interim period ended September 30, 2010, have been included.

The results of operations and the cash flows for the periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

PRINCIPLES OF CONSOLIDATION

The Company's financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of the common stock.  All significant intercompany amounts have been eliminated.

As of September 30, 2010, the Company also held a 45% ownership interest in Delta–Envirotech, Inc., which is engaged in certain business opportunities in the Middle East related to environmental remediation and other related projects. These activities are managed and carried out by the majority stockholders of Delta-Envirotech, Inc., (“Envirotech”), Hi-Tech Consulting and Construction, Inc. and an unrelated individual.  Envirotech has entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support its activities. Envirotech was consolidated as the variable interest entity (VIE) up until September 30, 2009. As of December 31, 2009 management determined that Delta-Envirotech, Inc. does not meet the criteria to be considered a VIE for the year ending December 31, 2009 as the Company does not exercise significant influence over the operations or financial results of Envirotech.  Accordingly, the results of operations and of financial data have been deconsolidated from the consolidated financial statements of the Company effective December 31, 2009.

GOING CONCERN

The consolidated financial statements for the period ended September 30, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit of $4,083,990 and working capital deficiency of $705,730 as of September 30, 2010.  Additionally, the Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.

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

As of September 30, 2010, the Company has not recorded any depletion and impairment, if any, of its oil and gas properties, as well as accrual of assets retirement obligations, pending a complete report on reserve studies and analysis of proved and unproved oil and gas reserves.

DISCONTINUED OPERATIONS

During the quarter ended September 30, 2008, the Company discontinued all its operations in the Far East (Indonesia). During the quarter ended December 31, 2008, the Company discontinued all of its construction technology activities that were carried out by its wholly owned subsidiary, Delta Technologies, Inc. and the trading of securities by its South American Hedge Fund subsidiary. These discontinued operations resulted in a loss of   $0 and $(6,452) for the nine months ending September 30, 2010 and 2009, respectively and $0 and  $61 for the three months ending September 30, 2010 and 2009, respectively.

Summarized statement of loss for discontinued operations is as follows:

	Nine months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Net sales	$—	$—	$—	$—

Impairment	—	—	—	—

Provision for income taxes	—	—	—	—

Income (loss) from operations, net of taxes	131,534	(6,452)	131,534	(6,452)

Gain on disposition of minority interest	—	—	—	—

Provision for income taxes	—	—	—	—

Loss from discontinued operations, net of taxes	$131,534	$(6,452)	$131,534	$(6,452)

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

 In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In addition to changing the definition and disclosure requirements for natural gas and oil reserves, the Final Rule changed the requirements for determining quantities of natural gas and oil reserves. The Final Rule also changed certain accounting requirements under the full cost method of accounting for natural gas and oil activities. The amendments are designed to modernize the requirements for the determination of natural gas and oil reserves, aligning them with current practices and updating them for changes in technology. The Final Rule was effective for annual reports on Form10-K for fiscal years ending on or after December 31, 2009.  In addition, in  January 2010, the FASB issued an accounting standards update relating to standards for extractive oil and gas activities. The accounting standards update amends existing standards to align the proved reserves calculation and disclosure requirements under US GAAP with the requirements in the SEC rules. The new standards were to be applied prospectively as a change in estimates. In April 2010, the FASB issued a further accounting standards update regarding extractive oil and gas industries to incorporate in accounting standards the revisions to Rule 4-10 of the SEC’s Regulation S-X. The amendment primarily consists of the addition and deletion of definitions of terms related to fossil fuel exploration and production arising from technology changes over the past several decades. The accounting guidance in Rule 4-10 did not change. The Company is in the process of determining the impact of this guidance on its consolidated financial position and results of operations.

Other ASU’s that are effective after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

As of December 31, 2009, management determined that Delta-Envirotech, Inc. was no longer considered a variable interest entity (VIE) for the year ending December 31, 2009 and, accordingly, Envirotech has been deconsolidated from the accompanying consolidated financial statements effective December 31, 2009. As of December 31, 2009, the majority stockholders of Envirotech are exercising significant influence over operating and financing policies of Envirotech, as well as managing its business activities, and therefore it is not considered a VIE of the Company. As a result of this deconsolidation, the Company removed the assets and liabilities of the VIE from the consolidated financial statements, and any assets and liabilities of Envirotech that were eliminated in consolidation were restored at fair value.

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

During the year ended December 31, 2008, the third party owners of the Jollin and Tonono concessions formed an Argentine-registered joint venture and paid, in the aggregate, approximately $848,000 of development costs, all of which were capitalized. Since the Company was not registered as a foreign company in Argentina, it could not become a member of the joint venture in 2008. The third party owners of these concessions have agreed that, upon admission of the Company as a member of the joint venture, the Company will retain its ownership. However, in exchange for this agreement, the Company’s weighted average pro-rata portion of the 2008 aggregate development cost, of approximately $223,024, all of which was included in accounts payable in the Company’s consolidated balance sheet at December 31, 2008, was to be repaid to the other members from its pro-rata share of the future earnings of the concession. On September 25, 2009, the Company sold 13.5% of its ownership interest in the Jollin and Tonono oil and gas concession to Maxi-Petroleros De Occidente S.A. ("Maxipetrol") for $206,832.  Maxipetrol, prior to the sale, owned 48% of the Jollin and Tonono oil and gas concession.  In connection with the sale, Maxipetrol assumed full responsibility to develop the oil and gas concession until production is achieved in the blocks.  This obligation includes all future and former costs incurred for the Jollin and Tonono oil and gas concession, until such time as the well is producing.  All prior unpaid costs accrued by the Company, were assumed by Maxipetrol.  The Company recorded a $157,939 loss on the disposition of its 13.5% investment to Maxipetrol and the loss is included in its statement of operations for the year ended December 31, 2009.  In addition, as of December 31, 2009, the Company recorded a reversal of $223,024 to adjust balances in investments and accounts payable as a result of the forgiveness of the aggregate development cost payable.   During the nine months ending September 30, 2010 the Company paid $139,762 in additional canons to maintain its ownership interest in the concession.

The Company received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010. Accordingly, the Company has reclassified its concession costs in the amount of $664,954 associated with this property to proved oil and gas properties as of June 30, 2010 based upon the reserve report received from the third party working interest owner of the joint venture. The Company will begin receiving revenue from the Jollin and Tonono blocks when the first well is approved for commercial production. The Company has not recorded impairment and depletion charges for the nine months ended September 30, 2010, as the Company did not receive an updated complete report on reserve studies and analysis from its joint venture operating member of the concessions to determine whether oil and gas properties were considered unproved and depleted.

Salta Province Exploration Rights
During 2008, the Company purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina from Ketsal, SA (“Ketstal”) for $697,000 cash. In 2009, SAHF assigned 50% of its rights to a third party.  As of September 30, 2010, SAHF owns 20% of the rights to this oil and gas concession. The Company expects that in 2010, substantially all of the exploration costs required to retain the exploration rights will be borne by Ketstal, the majority owner.

The Company is responsible for managing the drilling activities in the Salta Province and bears its pro-rata share of the costs.  Exploratory drilling activities commenced in April 2010 on the Guemes Block and the first well was spud in June 2010.  The Company paid $106,672 for additional concession fees to become an exploration company in Argentina and incurred $326,910 in exploratory drilling costs through September 30, 2010 that were capitalized as work-in-progress under the full cost method of accounting.   In July 2010, the Company found positive traces of the presence of natural gas and hydrocarbons of low-density quality through its analysis of core samples.  Well logging while drilling also confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive.  Production testing to verify the commercial sustainability of the well will commence upon the receipt of the oil production license from the government during the third quarter, subject to the weather conditions during the wintertime in Argentina. The Company has not recorded impairment and depletion charges for the nine months ended September 30, 2010, as the Company has not arranged for a complete report on reserve studies and analysis to determine whether proved reserves exist.  Following the Guemes successful drilling operation, the Joint Venture completed its application for the Oil & Gas Operator License from the federal Secretary of Energy. A license approval is expected before the end of the fourth quarter. After the rainy season, activities to produce oil in the Guemes well will resume.

Lithium Production Properties

On April 29, 2010, the Company acquired certain properties from Minera Jujuy from the Jujuy Province, Argentina, located in the Northwest part of Argentina, south of the border with Bolivia, for $30,000.  Management believes that these properties have high concentrations of lithium and borates brines. The Company now owns 51% and controls 100% (through an agreement between the parties) of an area of approximately 147,000 hectares  (approximately 350,000 acres) in an area of North Guayatayoc, Argentina. As these properties are in the initial stage of development, management did not consider it necessary to assess impairment or depletion for the nine months ended September 30, 2010.

5. INVESTMENTS IN NON-CONSOLIDATING AFFILIATES

As of September 30, 2010, the Company, through SAHF, retains 9% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, from the other majority owners, for total consideration of approximately $270 million. To date, the working interest owners have expended approximately $27 million on 2D and 3D seismic surveys and other geological studies. The Company expects to begin receiving revenue from the Tartagal and Morillo blocks when the first well is approved for commercial production.

The Company has applied to be formally admitted as a member of the joint venture. When this registration is received, the Company will reclassify the $217,313 concession costs associated with this property to proved oil and gas properties based upon the reserve report received from the third party working interest owner of the joint venture. The Company has not recorded any impairment and depletion charges for this concession as the Company is in the process of obtaining a reserve report from the operating member of the joint venture.  As of November 10th, one work-over drilling in Campo Alcoba in the Tartagal block was finished and deemed successful. Before the end of the fourth quarter, production from aforementioned well is expected.

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

As of September 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-consolidated affiliates.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The fair value of investments in non-consolidated affiliates is developed by the Company based upon its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the three months ended September 30, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2010.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$338,243	$338,243	$-	$
Oil and gas properties:
Proved	664,954		664,954
Unproved	995,234				995,234
Lithium production properties	29,095		-		29,095
Investments in non-consolidating affiliates	217,313		217,313
Total	$2,244,839	$338,243	$882,267		$1,024,329

The Company had no financial assets accounted for on a non-recurring basis as of September 30, 2010.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2010, and the Company did not have any financial liabilities as of September 30, 2010. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

7. NOTES PAYABLE

	September 30,	December 31,
	2010	2009
Notes payable to three investors, interest at 8%, due August 10, 2011	$150,655	$150,655

Notes payable to stockholders and related parties, interest at 6%, due June 20, 2012	401,210	401,210

Notes payable to third parties, interest at rates of 4% to 6%, due August 10, 2011	253,740	253,740
	$805,605	$805,605

 For the three and nine months ended September 30, 2010 and September 30, 2009, the Company recorded interest expense of $11,582,  $10,770, $34,745 and $31,512, respectively.

8. INCOME TAXES

The Company has not made provision for income taxes in the three or nine month periods ended September 30, 2010 and 2009 since the Company has the benefit of net operating losses carried forward in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of September 30, 2010 or December 31, 2009. The net operating losses carry forwards will begin to expire in varying amounts from year 2019 to 2029, subject to its eligibility as determined by the respective tax regulatory authorities.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Professional fees	$-	$34,023
Interest expense	34,745	-
Payroll expense	131,806	131,806
Other accrued expenses	-	101,200
Total	$166,551	$267,029

10.  LOSS PER COMMON SHARE

The following table sets forth the reconciliation and diluted net loss per common share computation for the three and nine months ended September 30, 2010.

	Nine months Ending	Three Months Ending
	September 30, 2010	September 30, 2010
Basic and diluted EPS:
Net income (loss) ascribed to common shareholders - basic and diluted	$(487,653)	$(3,456)
Weighted shares outstanding - basic and diluted	26,680,950	27,880,617
Basic and diluted net loss per common share	$(0.02)	$(0.01)

11.   STOCK-BASED COMPENSATION

The Company issued shares of its common stock to non-employees as stock-based compensation.  The Company recorded compensation expense of $0 and $393,490, respectively, in conjunction with the issuance of these shares.

As of September 30, 2010, the Company did not have any outstanding employee stock options.

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

As of September 30, 2010, the board of directors had not authorized the issuance of any series of preferred stock.

The Company issued shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

For the nine months ended September 30, 2010 and 2009 the Company issued 672,755, and 200,000 shares of common stock, respectively, valued at approximately $0.16 and  $0.60 per share, respectively, for services valued at $109,550 and  $120,000, respectively.

During nine months ended September 30, 2010 and 2009, the Company received $1,095,667 and $10,000, respectively, from various unrelated individuals to purchase 3,449,563 and 28,572 shares of common stock, respectively.

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

OPERATING LEASES

The Company’s lease for its principal office space in Arizona became effective December 1, 2009 for a period of 13 months. Future minimum lease payments under operating leases for the year ending December 31, 2010 will approximate $16,000. The Company recorded lease rental expenses for the three and nine months ended September 30, 2010, and September 30, 2009, of $4,157, $9,927,  $9,093 and $14,536 respectively, in the accompanying unaudited consolidated statements of operations.

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

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in Amendment No. 1 to our Annual Report on Form 10-K filed for the year ended December 31, 2009 filed with the Securities and Exchange Commission on May 14, 2010. The terms “Delta” and the terms “we”, “us”, “our” or the “Company” refer to Delta Mutual, Inc. and all of its consolidated subsidiaries.

As of September 30, 2010, the Company also held a 45% ownership interest in Delta–Envirotech, Inc., which is engaged in certain business opportunities in the Middle East related to environmental remediation and other related projects. These activities are managed and carried out by the majority stockholders of Delta-Envirotech, Inc., (“Envirotech”), Hi-Tech Consulting and Construction, Inc. and an unrelated individual.  Envirotech has entered into strategic alliance agreements with several United States-based entities with technologies and products in the environmental field to support its activities. Envirotech was consolidated as the variable interest entity (VIE) up until September 30, 2009. As of December 31, 2009 management determined that Delta-Envirotech, Inc. does not meet the criteria to be considered a VIE for the year ending December 31, 2009 as the Company does not exercise significant influence over the operations or financial results of Envirotech.  Accordingly, the results of operations and of financial data have been deconsolidated from the consolidated financial statements of the Company effective December 31, 2009.

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

GOING CONCERN

During the nine months ended September 30, 2010, we had a net loss of $487,653. The Company has an accumulated deficit of $4,083,990 and working capital deficiency of $705,730 as of September 30, 2010.  Additionally, the Company may require additional funding to execute its strategic business plan for 2010 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. There can be no assurances that there will be adequate financing available to the Company, if the Company requires financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

EXPLORATION AND DEVELOPMENT ACTIVITY

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility will also decline. In addition, the vast majority of our estimated proved reserves at September 30, 2010 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Jollin and Tonono Oil and Gas Concessions
The Company, through SAHF, has a 10% interest concession in the carryover mode ("no cost obligations to SAHF") in the Jollin and Tonono oil and gas concessions located in Northern Argentina.

During the year ended December 31, 2008, the third party owners of the Jollin and Tonono concessions formed an Argentine-registered joint venture and paid, in the aggregate, approximately $848,000 of development costs, all of which were capitalized. Since the Company was not registered as a foreign company in Argentina, it could not become a member of the joint venture in 2008. The third party owners of these concessions have agreed that, upon admission of the Company as a member of the joint venture, the Company will retain its ownership. However, in exchange for this agreement, the Company’s weighted average pro-rata portion of the 2008 aggregate development cost, of approximately $223,024, all of which was included in accounts payable in the Company’s consolidated balance sheet at December 31, 2008, was to be repaid to the other members from its pro-rata share of the future earnings of the concession. On September 25, 2009, the Company sold 13.5% of its ownership interest in the Jollin and Tonono oil and gas concession to Maxi-Petroleros De Occidente S.A. ("Maxipetrol") for $206,832.  Maxipetrol, prior to the sale, owned 48% of the Jollin and Tonono oil and gas concession.  In connection with the sale, Maxipetrol assumed full responsibility to develop the oil and gas concession until production is achieved in the blocks.  This obligation includes all future and former costs incurred for the Jollin and Tonono oil and gas concession, until such time as the well is producing.  All prior unpaid costs accrued by the Company, were assumed by Maxipetrol.  The Company recorded a $157,939 loss on the disposition of its 13.5% investment to Maxipetrol and the loss is included in its statement of operations for the year ended December 31, 2009.  In addition, as of December 31, 2009, the Company recorded a reversal of $223,024 to adjust balances in investments and accounts payable as a result of the forgiveness of the aggregate development cost payable. During the three months ending September 30, 2010 the Company paid $139,762 in additional canons to maintain its ownership interest in the concession.

The Company received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010. Accordingly, the Company has reclassified its concession costs in the amount of $664,954 associated with this property to proved oil and gas properties as of September 30, 2010 based upon the reserve report received from the third party working interest owner of the joint venture. The Company will begin receiving revenue from the Jollin and Tonono blocks when the first well is approved for commercial production.

Salta Province Exploration Rights
During 2008, the Company purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina from Ketsal, SA (“Ketsal”) for $697,000 cash. In 2009, SAHF assigned 50% of its rights to a third party.  As of September 30, 2010, SAHF owns 20% of the rights to this oil and gas concession. The Company expects that in 2010, substantially all of the exploration costs required to retain the exploration rights will be borne by Ketsal, the majority owner.

The Company is responsible for managing the drilling activities in the Salta Province and bears its pro-rata share of the costs.  Exploratory drilling activities commenced in April 2010 on the Guemes Block and the first well was spud in June 2010.  The Company paid $106,672 for additional concession fees to become an exploration company in Argentina and incurred $326,910 in exploratory drilling costs through September 30, 2010 that were capitalized as work-in-progress under the full cost method of accounting.   In July 2010, the Company found positive traces of the presence of natural gas and hydrocarbons of low-density quality through its analysis of core samples.  Well logging while drilling also confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive.  Production testing to verify the commercial sustainability of the well will commence upon the receipt of the oil production license from the government during the third quarter, subject to the weather conditions during the wintertime in Argentina. The Company has not recorded impairment and depletion charges for the nine months ended September 30, 2010, as the Company has not arranged for a complete report on reserve studies and analysis to determine whether proved reserves exist.  Following the Guemes successful drilling operation, the Joint Venture completed its application for the Oil & Gas Operator License from the federal Secretary of Energy. A license approval is expected before the end of the fourth quarter. After the rainy season, activities to produce oil in the Guemes well will resume

Tartagal and Morillo
As of September 30, 2010, the Company, through SAHF, retains 9% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, from the other majority owners, for total consideration of approximately $270 million. To date, the working interest owners have expended approximately $27 million on 2D and 3D seismic surveys and other geological studies. The Company expects to begin receiving revenue from the Tartagal and Morillo blocks when the first well is approved for commercial production.

The Company has applied to be formally admitted as a member of the joint venture. When this registration in received, the Company will reclassify the $217,313 concession costs associated with this property to proved oil and gas properties based upon the reserve report received from the third party working interest owner of the joint venture. The Company has not recorded any impairment and depletion charges for this concession as the Company is in the process of obtaining a reserve report from the operating member of the joint venture.  As of November 10th, one work-over drilling in Campo Alcoba in the Tartagal block was finished and deemed successful. Before the end of the fourth quarter, production from aforementioned well is expected.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

During the nine months ended September 30, 2010, we incurred a net loss from continuing operations of $619,187 compared to a loss of $1,182,296 for the nine months ended September 30, 2009. The decrease in our loss from continuing operations for the nine months ended September 30, 2010 over the comparable period of the prior year is primarily due to a decrease in general and administrative expenses associated with the discontinuance of the Company’s equity compensation programs.

Our net loss for the nine months ended September 30, 2010 was approximately $487,653, including a non-recurring gain of $131,534 from the reversal of certain liabilities from discontinued operations, compared to a net loss of  $1,188,748 for the comparable prior year period, which included $6,452 of loss from discontinued operations.

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

During the three months ended September 30, 2010, we incurred a net loss from continuing operations of $134,970 compared to $426,611 for the three months ended September 30, 2009. The decrease in our loss from continuing operations for the three months ended September 30, 2010 over the comparable period of the prior year is primarily due to a decrease in general and administrative expenses associated with the discontinuance of the Company’s equity compensation programs.

Our net loss for the three months ended September 30, 2010 was $3,436 compared to a net loss of $426,611 for the comparable prior year period.   The three months ended September 31, 2010 include a non-recurring gain of $131,534 from the reversal of certain liabilities from discontinued operations.

LIQUIDITY

At September 30, 2010 and December 31, 2009, we had working capital deficits of $705,730 and $967,042, respectively.

At September 30, 2010, we had total assets of $2,258,862 compared to total assets of $1,750,005 at December 31, 2009. Cash increased $236,235 for the nine months ending September 30, 2010 compared to year-end 2009 due primarily to the issuance of common stock. Net cash used in operating activities in the nine months ending September 30, 2010, was $370,040, as compared with $335,109 in the comparable period in 2009; net cash used in investing activities in the nine months ending September 30, 2010 was $503,722 in 2010, as compared with  sale of investments of $206,848 in the comparable period in 2009. Cash used in operating and financing activities during the nine months ending September 30, 2010 and 2009, was offset by net cash from financing activities of $1,095,667 and $130,403, respectively.

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

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

			Principal	Total Offering Price/
Date	Title and Amount(1)	Purchaser	Underwriter	Underwriting Discounts

July 16, 2010	106,667 shares of common stock.	Private investor.	NA	$.46 per share/NA
May 27, 2010	156,250 shares of common stock.	Private investor.	NA	$.32 per share/NA
August 24, 2010	40,000 shares of common stock.	Private investor.	NA	$.25 per share/NA
August 24, 2010	92,800 shares of common stock.	Consultant services.	NA	$.25 per share/NA
September 13, 2010	70,000 shares of common stock.	Private investor.	NA	$.50 per share/NA
September 13, 2010	60,000 shares of common stock.	Private investor.	NA	$.50 per share/NA
September 13, 2010	70,000 shares of common stock.	Private investor.	NA	$.50 per share/NA
(1) The issuances to consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D, Regulation S or Rule 701 promulgated by the SEC under the Securities Act.

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

DELTA MUTUAL, INC.

BY:	/s/ Daniel R. Peralta
Daniel R. Peralta
President and Chief Executive Officer, Principal Financial Officer

Dated: November  22, 2010

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.