Form 10-K
period 2010-12-31
DELTA MUTUAL INC
filed 2011-05-16
CIK 1112985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,657,857.

Number of shares of Common Stock outstanding as of April 26,2011: 29,828,691.

ii

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2011, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

Unless the context otherwise requires, the terms "the Company," "we," "our" and "us" refers to Delta Mutual, Inc., and, as the context requires, its consolidated subsidiaries.

Background

We were incorporated under the name Delta Mutual, Inc. on November 17, 1999, in the State of Delaware with the purpose of providing mortgage services through the Internet. In 2003, we established business operations focused on providing environmental and construction technologies and services.  Our operations in the Far East (Indonesia) and our construction operations in Puerto Rico were discontinued in 2008. As of December 2009, although we continue to be involved in its operations, we have deconsolidated the operations of Delta-Envirotech, Inc. (“Envirotech”), involving environmental remediation and other projects in the Middle East, from the consolidated financial statements effective December 31, 2009.

Effective March 4, 2008, we entered into a Membership Interest Purchase Agreement, pursuant to which we acquired from  Egani, Inc. shares of Altony SA, an Uruguayan Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”).  At the closing of the Agreement, we issued 13,000,000 (split-adjusted) shares of our common stock to Egani, Inc. which constituted, following such issuance, a majority of the outstanding shares of our common stock. Immediately following the closing of the Agreement, Altony became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer.

Through the Altony acquisition, we acquired the ownership of SAHF, which maintains its business office in Uruguay and engages in oil and gas exploration and development activities.

Our principal offices are located at 14362 N. Frank Lloyd Wright Blvd., #1103, Scottsdale, AZ 85260. Our telephone number is (480) 480-477-5807. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTZ.OB".

General

We are a development stage independent oil and gas company engaged in oil and gas acquisition, exploitation, production and exploration activities primarily in Argentina.  In addition, we have ownership interests in certain mineral rights that are located in Argentina.  Our current investments in oil and gas properties were purchased by SAHF and contributed to the Company as part of the reverse merger transaction in March, 2008.

Specifically, we have focused, and plan to continue to focus, on the following investments in South America.

Our Oil and Gas Investments

Our main source of revenue will derive from the sale of the crude oil and natural gas produced from the oil and gas concessions in which we have made investments. In August 2007, SAHF signed agreements to purchase partial ownership interests in four oil and gas concessions in Northern Argentina. The joint venture owning these concessions then started the process to obtain the necessary government and environmental operating permits for the commercial exploitation of these concessions. While we are not the operators of these concessions, we expect to have representation on the operating committees that are responsible for managing the business affairs of these concessions.

At December 2010 the SAHF participation in the Argentina concessions are as follows:

Block	Province	Status	Delta %	Partner(s)
Jollin	Salta	Testing	10% CO	JHP (China), Maxi
Tonono	Salta	testing	10% CO	JHP (China), Maxi
Tartagal	Salta	Seismic	9% CO	New Energy (HK), Maxi
Morillo	Salta	Seismic	9% CO	New Energy (HK), Maxi
Guemes	Salta	Drill Complete	20%	Ketsal

*CO means a carryover interest in the project.
** Of these five properties, SAHF and its joint venture partner have made initial investments in Guemes.
*** In the Jollin, Tonono and Tartagal, and Morillo concessions the carry over mode relieved SAHF from the payment of canon, or landlord, fees of any kind. In the exploratory area Guemes, proportional exploratory canons were paid as explained in the financials.

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

Our investments have focused on concessions where there are shut-in, plugged and abandoned wells that have, in our assessment, a high probability of additional recovery of reserves through revitalization processes that are commonly used in the oil and gas industry. The revitalization processes are directed toward bringing wells back into production or to enhance production.

Jollin and Tonono Concessions

SAHF has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. SAHF originally purchased an 18% carry-over interest in the Jollin and Tonono concessions on May 15, 2007, and subsequently increased its ownership to 23.5%, 9% of which was carry-over and 14.5% which was working.  SAHF in 2009 transferred 13.5% to Maxipetrol, under an arrangement where SAHF’s remaining 10% interest would be in a carry-over mode.

In December 2008, a reentry workover was made in the Jollin 2 well for 23 days until gas presence was detected in January 3, 2009 with a 170psi associated with the burning test. After several hours of test a strong presence of sand stopped the test. After 10 weeks of workover with two different rigs without a satisfactory performance of the well, a technical decision was taken to perform a 3D seismic job around the Jollin Block including the Jollin 2. After the conclusion of the 3D, estimated for second or third quarter 2011, a side track will be performed in the J2 or a bypass in the trouble stage in the vicinity of 2270 mt of the tubing.

SAHF received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010. The Company will begin receiving revenue from the Jollin and Tonono blocks when the first well is approved for commercial production.

Tartagal and Morillo Concessions

SAHF had 9% ownership of the Tartagal Oriental (“Tartagal”) and Morillo oil and gas concessions located in Salta Province, Argentina, at December 31, 2010. Subsequent to year end, our ownership interest was increased to 18% in March 2011.

During 2007, SAHF had originally purchased an 18% ownership of these concessions During 2008, SAHF exchanged 50% of its ownership in this investment with a third party, where the acquirer agreed to assume 50% of SAHF’s obligations with respect to future development expenses.

In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, from the other majority owners, for total consideration of approximately $270 million. To date, the working interest owners have expended approximately $27 million on 2D and 3D seismic surveys and other geological studies. New Times Energy Corporation Limited, Hong Kong, the 60% owner and operator of the these  concessions, announced on January 26, 2011 the commencement of production on the CA x-1002 well in the Tartagal Oriental Block, at a tested rate of approximately 94 B/D, and announced further that a second workover on the CA x-1 well in the Tartagal Block is underway with results expected in the next quarter. The Company expects to begin receiving revenue from the Tartagal and Morillo blocks when the first well is approved for commercial production.

On May 11, 2011, SAHF received the Argentinian Salta Government’s approval for its 18% ownership share for the Tartagal and Morillo concessions. The Company plans to reclassify the $225,000 concession costs associated with this property to proved oil and gas properties based upon the reserve report received from the third party working interest owner of the joint venture.

Exploration Rights

(Guemes Block)
On February 6, 2008, SAHF purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina for $697,000. Provided certain development activities are undertaken by owners, these exploration rights will remain in effect until the year 2010. The initial development costs and fees were paid by the majority owner and SAHF incurred no additional expenses related to this investment in 2008.

Exploratory drilling activities commenced in April 2010 on the Guemes Block and the first well was spud in September 2010. In July 2010, SAHF found positive traces of the presence of natural gas and hydrocarbons of low-density quality through its analysis of core samples. Well logging while drilling also confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive. Production testing to verify the commercial sustainability of the well will commence , subject to the weather conditions following the winter season in Argentina.

Valle de Lerma Block

On April 29, 2011, SAHF was granted a Decree approving a Private Initiative Proposal to explore and eventually produce oil and natural gas in the Block known as “Valle de Lerma”. The Valle de Lerma concession is an area in the Salta province in the northwestern region of Argentina. It was formerly known as Coronel Moldes Block and was oil productive. A tender will follow based on the SAHF proposal. SAHF partnered the proposal with Grasta Refinery, a local mid-size gasoline refinery located in Buenos Aires, Argentina.

Terms of Carryover Arrangements

We entered into a carryover arrangement for Jollin and Tonono on September 25, 2009.  The Tartagal and Morillo interest was a carry-over interest from inception, May 15, 2007.

The carrying party for Jollin , Tonono , Tartagal and Morillo concessions is Oxipetrol-Petroleros de Occidente SA (Maxipetrol). Jollin and Tonono went into a carry-over mode after a buy-sell agreement with Maxipetrol on September 29, 2009.

Under the terms of the carry over, 50% of the production profits will be applied to the investment payment. The balance of the production profits (50%) will be distributed proportionally according to the percentage of each JV member. These terms apply for the Jollin, Tonono, Tartagal & Morillo concessions.

Admission of SAHF to Joint Ventures Operating Oil Concessions

SAHF received the approval for the Jollin Block and Tonono Block on July 2, 2010, 14 months after filing for such. The approval for the Tartagal and Morillo Blocks application was filed in August 2010 and approved May 11, 2011.

Prior to formal admittance into the joint ventures, SAHF’s 10% carry-over interest in the Jollin and Tonono Concessions and 9% carry-over interest in the Tartagal and Morillo Concessions were assigned to and held in Trust for SAHF by Maxipetrol for the sole use and benefit of SAHF, including any proceeds from the sale of hydrocarbons or property interests.  The Assignment Agreement does not affect the rights, privileges, obligations and liabilities of the parties to the agreement related to their respective interests in any way.  This is a common practice in Argentina due to the lengthy period required for obtaining government approvals.

The 2010 concessions payable for The Salta Province Exploration Rights Concession are past due and are being contested by the managing partner of the Joint Venture due to the changes in economic conditions since the concession interest was originally purchased by Ketsal, S.A. in 2005.  The 2010 concessions total approximately $1.1 million of which SAHF’s share is $220,000.  Prior to the drilling of the Guemes well, the managing partner began negotiating with the government of Argentina to have the concessions waived and agreement that the Government will not draw on the Performance Bond posted by Ketsal, in exchange for opening a well on Guemes and continued development activities in the province.  The managing partner has represented to the Company that it will be successful in its negotiations with the Government.  If not, SAHF will owe 20% of the past due concessions or $220,000.

Separately, the managing partner of the Joint Venture is negotiating a carryover arrangement with YPF (which is owned by Repsal) for the Guemes,  certain other blocks. The Joint Venture would sell 70% of its interest in the properties and retain a 30% carried interest and therefore, would not have to provide the liquidity to drill and develop these blocks.

When the results of these two transactions are known, SAHF will register to become an official member of the new remaining joint venture.

Development Schedule for Our Oil and Gas Investments

In December 2008, a well located in the Tonono Concession received government approval to begin commercial production of oil. When the test re-entry well at this location was completed in the fourth quarter of 2008, it initially produced between 10-15 cubic meters of oil per day, the equivalent of 90-101 barrels of oil.

The same well also contains natural gas. A natural gas pipeline connecting the Jollin Concession to a nearby refinery is in the pre-construction phase. It is expected to become operational in 2011 or 2012. Upon completion, it will permit the joint venture to commence deriving additional revenue from natural gas sales. The gas pipeline construction is delayed until the 3-D seismic conclusion will be delivered to substantiate critical design factors as the total expected delivery volume.

Deliveries of crude oil are expected to commence from the Tartagal and Morillo concessions during the second quarter of 2011.  Deliveries of crude oil are expected third quarter 2011, or later in 2011, from the Guemes Block.

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

For a one-time payment of $30,000, SAHF purchased control of 51% of the Project Delta-Guayatayoc, pursuant to a partnership agreement with Oscar Chedrese and Servicios Mineros SA, which property is held a concession for a period of 20 years that provides for the following rights: to explore, evaluate, develop, produce and arrange mineral resources on the property. Final approval for the 20-year concession for the property is expected in the second quarter 2011 after local holiday season.  Subject to the terms and conditions of this agreement, SAHF is appointed as Chief Operating Officer (COO) of the project and will be exclusively in charge and will direct all joint operations. The project involves the exploration and eventual exploitation of 29 mines in one block of a salt plateau located in Jujuy Province, Argentina.   None of the 29 mines is being actively mined. The condition to retain the claims is payment of the annual fee renewal on July 2011, of similar amount as in 2010 and the approval of the Operation Plan and Environmental Impact Report before any major drilling. The total extension of the block is approximately 143,000 hectares.

Prior to beginning field operations, SAHF must file a Drilling Plan and conduct an Environmental Impact Study.  There is no deadline for the commencement of drilling. SAHF has already taken samples from three different locations in the property. The restricted availability of rig equipment for the 2011 drill season (March-November) from third parties required SAHF to postpone the drilling program to early 2012.

Each of the black dots represents a mine location.

Development Activities

Development projects on the concessions in which we have investments include accessing additional productive formations in existing well bores, formation stimulation, infill drilling on closer well spacing, and retrofitting or reworking existing wells.

Customers

Petroleum and natural gas in the Northwest Basin of Argentina for new production blocks are traded freely and on a case by case basis. There are no long term contracts due to the supply deficit in this area. The buyers are the local refineries, and deliveries are made by pipelines or by truck in remote sites. Refineries pay for the transportation cost. At present SAHF does not have a contract with any customer and, if current circumstances continue to prevail, SAHF will entertain the daily spot offers to maximize profit.

Title to Properties

We believe we have satisfactory title in all of our producing properties; and we investigate title and title opinions from counsel only when we acquire producing properties or before commencement of drilling operations. All of The Company is currently evaluating the progress of new technology for thin-film solar flat panels to store the energy from sunlight to decide if transfer to the South American Market would be appropriate for inclusion in the Company’s business plan. Other technologies, such as geothermal technology as a potential energy project, already in operation in the Argentina area, are also being evaluated our current properties have been acquired directly from the government. As all of our current property titles are issued by the Argentine government (Department of Energy), we believe that we are in full compliance with the clear title requirements of each of our properties.

Competition

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

During the second half of 2007, Envirotech, as a distributor, introduced an organic supplement, designed to increase crop yield, to one of the major farming operators in Saudi Arabia. During the third and fourth quarters of 2008, the farm operator purchased sample quantities of the organic supplement for crop testing. Envirotech received commission revenue of $43,000 associated with these purchases. Subsequent purchases in commercial quantities will depend upon the evaluation of the crop yield.

Alternative Energy Technologies

The Company is currently evaluating the progress of new technology for thin-film solar flat panels to store the energy from sunlight to decide if transfer to the South American Market would be appropriate for inclusion in the Company’s business plan. Other technologies, such as geothermal technology as a potential energy project, already in operation in the Argentina area, are also being evaluated

Governmental Regulation

The key points of the statutory and regulatory regime in respect of oil and gas operations in Argentina are as follows:

The Company’s operations in Argentina are subject to various laws, taxes and regulations governing the oil and gas industry. Taxes generally include income taxes, value added taxes, export taxes, and other production taxes such as provincial production taxes and turnover taxes. Labor laws and provincial environmental regulations are also in place.

Our right to conduct E&P activities in Argentina is derived from participation in concessions and exploration permits granted by the Argentine federal government and provincial governments that control sub-surface minerals.  In general, provincial governments have had full jurisdiction over concession contracts since early 2007, when the Argentine federal government transferred to the provincial governments full ownership and administration rights over all hydrocarbon deposits located within the respective territories of the provinces, including all exploration permits and exploitation concessions originally granted by the federal government.

A concession granted by the government gives the concession holders, or the joint venture partners, ownership of hydrocarbons at the moment they are produced through the wellhead. Under this arrangement, the concession holders have the right to freely sell produced hydrocarbons, and have authority over operations including exploration and development plans. The concessions have a term of 25 years which can be extended for 10 years with the consent of the government. Throughout the term of their concessions, the partners are subject to provincial production taxes, turnover taxes, and federal income taxes. These tax rates are fixed by law and are currently 12 to 18.5%, two percent, and 35 percent, respectively. Subsequent to the transfer of ownership and administrative rights over hydrocarbon deposits to the provinces, provincial governments have sometimes required higher provincial production tax rates in blocks awarded by the provinces or in concessions that have been granted the 10 year extension.

In Argentina, material mining regulations are promulgated by the Federal Congress and have been contained since 1884 by the Mining Code. On the other hand, original domain of mining natural resources belongs to the provinces. Thus, provinces (i) appoint concession authorities and (ii) provide procedural mining regulations that individuals and legal entities must follow in order to be awarded mining rights and property. Exploration concessions granted are subject to specific terms, but resulting exploitation concessions––provided that certain requirements are met–– are perpetual.

Mining prospecting and exploration rights are easements which title can be granted to individuals or legal entities through administrative or judicial concessions ("exploration concessions"). Any mineral discovery made either by the concessionaire or third parties, provided they take place in the area and term of the concession, grants the concessionaire the right to turn such discovery into a mine.

The term of exploration concessions depends on the size of the granted concession area. The basic 500 hectares concession lasts for 150 days and each surface unit added to such basic concession increases the term in 50 additional days. Therefore, the largest possible concession will last for a 1,100 days term. In addition, there is an area limit of 200,000 hectares per area and a maximum of 20 areas that can be owned by a single entity.

SAHF received on April 29, 2011 its producing license for oil and gas. Our partners in the joint ventures that SAHF, LLC is involved in have all the other required licenses and permits to commercially produce oil and gas.

In the lithium (North Guayatayoc) and Coltan (Cachi) properties, licenses have not yet been pursued because SAHF is still exploring several options such as: mining and exploiting the property, and/or selling a portion of it. Once management has made a decision, the appropriate licenses will be acquired by either SAHF or its partners in the respective joint ventures.

The main effects of government regulations on the Company are that it will take a longer amount of time for properties to start producing commercially and that it will cost more money. The longer time frame from acquisition of the property to their commercial production stage can be attributed to the higher amount of time and focus that has to be put on paperwork and legal work. Because all of our contracts and corporate documents are written in English in the U.S, they need to be translated and notarized with an apostille to be valid in Argentina, which can cause delays in the applications for permits and licenses in Argentina. The higher expected cost can be attributed to the legal fees incurred to comply with the government regulations, along with the royalties, canons, and landowner fees that are particular to each concession.

Research and Development

We do not anticipate performing any significant product research and development under our plan of operation.

Employees

Currently, we  have four employees: Dr. Daniel R. Peralta, President and CEO, and Malcolm W. Sherman, Executive Vice President, and two SAHF employees, a field operations manager and a general manager.

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

Exploration, development, production and sale of oil and natural gas are subject to extensive federal and state regulation in Argentina.  We may be required to make large expenditures to comply with governmental regulations.  Matters subject to regulation include:

.	the exploitation of our oil and gas concessions as governed by the terms of the concession agreements;
.	royalties, canons and landlord fees;
.	production permits;
·	discharge permits for drilling operations;
·	drilling bonds;
·	reports concerning operations;
·	the spacing of wells;
·	unitization and pooling of properties; and
·	taxation.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2010, our principal assets included Partial Rights Ownership in five oil and gas properties.

Developed and Undeveloped Acreage

The following table summarizes our estimated gross and net developed and undeveloped acreage by concession at December 31, 2010.   Net acreage represents our percentage ownership of gross acreage.  The following table does not include acreage in which our interest is limited to royalty and overriding royalty interests.

Block	Province	Status	Delta %	Partner(s)
Jollin	Salta	Testing	10% CO	JHP (China), Maxi
Tonono	Salta	testing	10% CO	JHP (China), Maxi
Tartagal	Salta	Seismic	9% CO	New Energy (HK), Maxi
Morillo	Salta	Seismic	9% CO	New Energy (HK), Maxi
Guemes	Salta	Drill Complete	20%	Ketsal

*CO means a carried interest in the project.
** Of these five properties, SAHF and its joint venture partner have made initial investments in Guemes.
*** In the Jollin, Tonono, Tartagal, Morillo and Coltan concession the carry over mode relieved SAHF from the payment of canon, or landlord, fees of any kind. In the exploratory areas , Guemes, Rosario, Cobres, Valles and Union, proportional exploratory canons were paid as explained in the financials. Surface canon were not paid due to the lack of surface operations in 2010 in those blocks, with the exception of Guemes where an old YPF road, built by the former National Company of Argentina and now owned by Repsol of Spain) was used to access the drilling site.

Executive Offices

In November 2010, we extended for one year our lease for our principal office in Scottsdale, Arizona, at a monthly rental of $1276.88. We anticipate that our current office space will accommodate our operations for the foreseeable future.

Item 3. Legal Proceedings.

Former Employee Wage Claims
On September 16, 2008, the Company was notified of a complaint filed with the Pennsylvania Department of Labor & Industry by its former President and CEO alleging non-payment of wages in the amount of $53,271. In October 2008, the Company entered into a repayment agreement with this former employee. As of the date of this report, the Company has not made any payments pursuant to this agreement. The Company has also been notified by letter dated October 9, 2009 of a complaint filed with the Pennsylvania Department of Labor & Industry by its former Chief Financial Officer alleging non-payment of wages in the amount of $131,250. The Company has responded to the Department of Labor & Industry that the wages owed this former officer are substantially less than alleged in this claim and are vigorously contesting the claim as of the date of this filing. The Company is awaiting a response from the Department of Labor and Industry and this matter is disclosed in the contingent liabilities footnote to the consolidated financial statements.

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

Item 4. [Removed and Reserved.]

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

		High	Low
2009:	1st Quarter	0.60	0.30
	2nd Quarter	0.90	0.21
	3rd Quarter	0.39	0.05
	4th Quarter	0.52	0.06

2010:	1st Quarter	0.49	0.15
	2nd Quarter	0.49	0.23
	3rd Quarter	0.43	0.23
	4th Quarter	0.70	0.43

2011	1st Quarter	0.67	0.30

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

As of April 25, 2011, there were approximately 98 record holders of our common stock.

Unregistered Sales of Equity Securities

The following table sets forth the unreported sales of unregistered securities by the Company in the year ended December 31, 2010.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
October 13, 2010	51,283 shares of common stock.	Private Investor.	NA	$0.389 per share/NA
October 13, 2010	38,462 shares of common stock.	Private Investor.	NA	$0.389 per share/NA
December 7, 2010	6,674 shares of common stock.	Consultant	NA	$0.4615 per share/NA
December 7, 2010	80,000 shares of common stock.	Private Investor.	NA	$0.4615 per share/NA
December 29, 2010	138,888 shares of common stock issued in exercise of warrant.	Private Investor.	NA	$0.18 per share/NA
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

Overview

We are a development stage independent oil and gas company engaged in oil and gas acquisition, exploitation, production and exploration activities primarily in Argentina.  In addition, we have ownership interests in certain mineral rights that are located in Argentina.  Our current investments in oil and gas properties were purchased by SAHF and contributed to the Company as part of the reverse merger transaction in March, 2008.  Subsequently, SAHF sold working interests rights in two of its oil and gas interests to carrying parties to fund the drilling and development activities for the properties.  These properties are expected to reach the time of payout in the second half of 2011.  The Company retained its working interest in the third oil and gas property (Salta Province) and sold equity in a series of private placement transactions to fund the initial drilling and development second half of 2010.

We intend to use the proceeds from the production revenues from existing properties to seek property acquisitions that complement and geographically diversify our core investments in energy related properties.  Our goal is to generate meaningful growth in shareholder value through the discovery and development of proved oil and gas reserves or other mineral, and we have focused on concessions where there are shut-in, plugged or abandoned wells that have, in our assessment, a high probability of additional recovery of reserves through the revitalization of the wells using standard oil and gas industry practices to bring back wells into production or to enhance production. In addition, our growth plan is centered upon the pursuit of energy related development projects that we believe will generate attractive rates of return while maintaining a balanced portfolio of lower risk, long-lived oil and gas properties that provide stable cash flows.

As of April 29, 2011, we have approximately $252,880 in cash.  We believe that this cash will provide us with the necessary liquidity during the remainder of our pre-revenue stage.  However, in the event that the revenues are delayed, we believe that the value of the reserves underlying our oil and gas investments is sufficient to allow us to generate additional liquidity through the sale of equity or borrowings, or through the sale of portions of our carried interests in the properties.

GOING CONCERN

The consolidated financial statements for the period ended December 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit in the development stage of approximately $184,000 and working capital deficiency of approximately $1,106,000 as of December 31, 2010.  Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. There can be no assurances that there will be adequate financing available to the Company, if the Company requires financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

EXPLORATION AND DEVELOPMENT ACTIVITY

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility will also decline. In addition, the vast majority of our estimated proved reserves at December 31, 2010 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Jollin and Tonono Oil and Gas Concessions
The Company, through SAHF, has a 10% interest concession in the carryover mode ("no cost obligations to SAHF") in the Jollin and Tonono oil and gas concessions located in Northern Argentina.

During the year ended December 31, 2008, the third party owners of the Jollin and Tonono concessions formed an Argentine-registered joint venture and paid, in the aggregate, approximately $848,000 of development costs, all of which were capitalized. Since SAHF was not registered as a foreign company in Argentina, it could not become a member of the joint venture in 2008. The third party owners of these concessions have agreed that, upon admission of SAHF as a member of the joint venture, SAHF will retain its ownership. However, in exchange for this agreement, SAHF’s weighted average pro-rata portion of the 2008 aggregate development cost, of approximately $223,024, all of which was included in accounts payable in SAHF’s consolidated balance sheet at December 31, 2008, was to be repaid to the other members from its pro-rata share of the future earnings of the concession. On September 25, 2009, SAHF sold 13.5% of its ownership interest in the Jollin and Tonono oil and gas concession to Maxi-Petroleros De Occidente S.A. ("Maxipetrol") for $206,832. Maxipetrol, prior to the sale, owned 48% of the Jollin and Tonono oil and gas concession. In connection with the sale, Maxipetrol assumed full responsibility to develop the oil and gas concession until production is achieved in the blocks. This obligation includes all future and former costs incurred for the Jollin and Tonono oil and gas concession, until such time as the well is producing. All prior unpaid costs accrued by SAHF, were assumed by Maxipetrol. The Company recorded a $157,939 loss on the disposition of its 13.5% investment to Maxipetrol and the loss is included in its statement of operations for the year ended December 31, 2009. In addition, as of December 31, 2009, the Company recorded a reversal of $223,024 to adjust balances in investments and accounts payable as a result of the forgiveness of the aggregate development cost payable. During the three months ending December 31, 2010 SAHF paid $139,762 in additional canons to maintain its ownership interest in the concession.

SAHF received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010. Accordingly, the Company has reclassified its concession costs in the amount of $688,475 associated with this property to proved oil and gas properties as of December 31, 2010 based upon the reserve report received from the third party working interest owner of the joint venture. The Company will begin receiving revenue from the Jollin and Tonono blocks when the first well is approved for commercial production.

Salta Province Exploration Rights
During 2008, SAHF purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina from Ketsal, SA (“Ketsal”) for $697,000 cash. In 2009, SAHF assigned 50% of its rights to a third party. As of December 31, 2010, SAHF owns 20% of the rights to this oil and gas concession. The Company expects that in 2010, substantially all of the exploration costs required to retain the exploration rights will be borne by Ketsal, the majority owner.

SAHF is responsible for managing the drilling activities in the Salta Province and bears its pro-rata share of the costs. Exploratory drilling activities commenced in April 2010 on the Guemes Block and the first well was spud in September 2010. SAHF paid $106,672 for additional concession fees to become an exploration company in Argentina and incurred $179,806 in exploratory drilling costs during the nine months ended September 30, 2010 that were capitalized as work-in-progress under the full cost method of accounting. In July 2010, SAHF found positive traces of the presence of natural gas and hydrocarbons of low-density quality through its analysis of core samples. Well logging while drilling also confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive. Production testing to verify the commercial sustainability of the well will commence, subject to weather conditions following the winter season in Argentina.

On April 29, 2011, SAHF was granted a Decree approving a Private Initiative Proposal to explore and eventually produce oil and natural gas in the Block known as “Valle de Lerma”. The Valle de Lerma concession is an area in the Salta province in the northwestern region of Argentina. It was formerly known as Coronel Moldes Block and was oil productive. A tender will follow based on the SAHF proposal. SAHF partnered the proposal with Grasta Refinery, a local mid-size gasoline refinery located in Buenos Aires, Argentina.

Tartagal and Morillo
As of December 31, 2010, the Company, through SAHF, retained 9% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. SAHF’s participation was increased to 18% in March 2011, through the purchase of an additional 9% interest in the concession from Ambika S.A. In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, from the other majority owners, for total consideration of approximately $270 million. To date, the working interest owners have expended approximately $27 million on 2D and 3D seismic surveys and other geological studies. The Company expects to begin receiving revenue from the Tartagal and Morillo blocks when the first well is approved for commercial production.

On May 11, 2011, SAHF received the Argentinian Salta Government’s approval for its 18% ownership share for the Tartagal and Morillo concessions. The Company will reclassify the $225,000 concession costs associated with this property to proved oil and gas properties based upon the reserve report received from the third party working interest owner of the joint venture.

Lithium Production Properties

On March 1, 2010, we signed a purchase option agreement with Minera Jujuy from the Jujuy Province, Argentina related to the acquisition of approximate 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. Currently, we are performing sampling and geological conclusions with a local geological company in order to determine value to the property. For a one-time payment of $30,000, SAHF purchased control of 51% of the Project Delta-Guayatayoc, pursuant to a partnership agreement with Oscar Chedrese and Servicios Mineros SA, which property is held a concession for a period of 20 years.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

During the year ended December 31, 2010, we incurred a net loss of $873,481 compared to net income of $736,850 for the year ended December 31, 2009. The decrease in our net income for the year ended December 31, 2010 over the comparable period of the prior year is primarily due to a $330,660 increase in general and administrative expenses, a $5,455 foreign exchange loss on the Company’s US dollar denominated advances to SAHF, and a $70,226 increase in interest expense.  Furthermore, in 2009 the Company had a gain of approximately $882,000 on the deconsolidation of Envirotech and other income of approximately $582,000, consisting of write-down of payroll and consulting accruals and settled accounts payable originating several years ago and considered no longer payable.

LIQUIDITY

At December 31, 2010, we had a working capital deficit of approximately $1,116,000, compared with a working capital deficit of approximately $1,065,000 million at December 31, 2009.

At December 31, 2010, we had total assets of approximately $2,293,000 compared to total assets of approximately $1,750,000 at December 31, 2009. Cash increased approximately $107,000 for the year ended December 31, 2010. Net cash used in operating activities in 2010 was approximately $478,000, as compared with approximately $359,000 in 2009; net cash used in investing activities was approximately $635,000 in 2010, as compared with cash generated of approximately $151,000 in 2009. Cash used in operations activities was offset by net cash provided from financing activities of approximately $1,219,000 in 2010 compared to $approximately $296,000 in 2009.

Estimated 2011 Capital Requirements

In the case of the Jollin and Tonono and Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part.  For the exploration rights in Salta Province, we have completed the drilling and development of one well in Guemes that is expected to begin producing once the rainy season in Argentina is over.  We have sufficient funds for our portion (20%) of the costs of installation of the battery storage facility to complete the Guemes production and storage facilities.   In the event our revenue expectations for 2011 are not met, we are not required to make any additional capital investment to protect our assets.

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

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could happen in the coming year:

·	Proved oil and gas reserves;
·	Expected future cash flow from proved oil and gas properties;
·	Future exploration and development costs; and
·	Future dismantlement and restoration costs.

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

Item 8. Financial Statements and Supplementary Data.

DELTA MUTUAL, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	30

Consolidated balance sheets as of December 31, 2010 and 2009	34

Consolidated statements of operations for the years ended December 31, 2010 and 2009 and for the period from inception of development stage (January 1, 2009) to December 31, 2009	35

Consolidated statement of stockholders’ equity from inception of development stage (January 1, 2009) to December 31, 2010	36

Consolidated statements of cash flows for the years ended December 31, 2010 and 2009, and for the period from inception of development stage (January 1, 2009) to December 31, 2009	37

Notes to consolidated financial statements	38

Madsen & Associates, CPA
684 East Vine Street
Murray, UT 84107

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Delta Mutual, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Delta Mutual, Inc. and Subdiaries (collectively, the “Company”) (a development stage company) as of December 31, 2010 and the related consolidated statements of operations, equity, comprehensive income (loss) and cash flows for the year then ended and for the period January 1, 2009 (inception of the development stage) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We also audited the adjustments described in Note 2 that were applied to restate the consolidated financial statements as of and for the year ended December 31, 2009. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the December 31, 2009 financial statements other than with respect to the adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2009 financial statements taken as a whole. The December 31, 2009 financial statements were audited by another auditor whose opinion is dated April 15, 2010, except for Note 2 as to which the date is July 19, 2010. The predecessor auditor reported on such financial statements before the restatement.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements as of and for the year ended December 31, 2010, referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended and for the period January 1, 2009 (inception of the development stage) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has an accumulated deficit of $4,566,559 and working capital deficiency of $1,116,116 as of December 31, 2010. Additionally, the Company is not generating cash flows to meet its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The consolidated statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates, CPA

Murray, Utah
May 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Delta Mutual, Inc. and Subsidiaries:

We have audited the accompanying restated consolidated balance sheet of Delta Mutual, Inc. and Subsidiaries (the “Company”), as of December 31, 2009, and the restated related consolidated statement of operations, changes in consolidated stockholders’ equity (deficit) and consolidated cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We also audited the adjustments described in Note 2 that were applied to restate the consolidated financial statements as of and for the year ended December 31, 2008. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the December 31, 2008 consolidated financial statements other than with respect to the adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2008 financial statements taken as a whole. The consolidated financial statements of Delta Mutual, Inc. and Subsidiaries for the year ended December 31, 2008, were audited by other auditors whose report thereon, dated April 13, 2009, expressed an unqualified opinion with an emphasis of matter as to going concern. The predecessor auditor reported on such financial statements before the restatement.

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

In our opinion, the restated consolidated financial statements as of and for the year ended December 31, 2009, referred to above present fairly, in all material respects, the restated consolidated financial position of Delta Mutual, Inc. and Subsidiaries as of December 31, 2009, and the restated consolidated results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company restated its financial statements as of and for the year ended December 31, 2008 presented on a comparative basis. The restatement relates to an increase of approximately 309,000 shares outstanding (par value, $0.0001) which is attributable to the net impact of the reverse merger in 2008 and, accordingly, $30 was reclassified from additional paid in capital to common stock. The Company has reflected the impact of these adjustments and the increase in shares outstanding in its consolidated financial statements for the year ending December 31, 2008.

The accompanying restated consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company has an accumulated deficit of $3,596,337 and working capital deficiency of $967,042 as of December 31, 2009. Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The restated consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
		(As Restated)
ASSETS

Current Assets:
Cash	$209,004	$102,008
Advances and other receivables	7,753	137,776
Total current assets	216,757	239,784

Investment in mineral properties	98,269	-
Investments in unproved oil and gas properties	1,972,050	1,470,713
Other assets	6,368	39,508

TOTAL ASSETS	$2,293,444	$1,750,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$109,960	$134,192
Accrued expenses	414,548	364,770
Notes payable	808,365	805,605
Total current liabilities	1,332,873	1,304,567

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2010 and 2009, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 28,647,687 and 24,211,475 shares issued and outstanding at December 31, 2010 and 2009, respectively	2,864	2,421
Additional paid-in capital	5,560,099	4,137,095
Earnings (deficit) accumulated during the development stage	(136,631)	736,850
Accumulated Deficit	(4,430,928)	(4,430,928)
Accumulated other comprehensive loss	(34,833)	-
Total stockholders' equity	960,571	445,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,293,444	$1,750,005

The accompanying notes are an integral part of the consolidated financial statements

			For the period
			from January 1,
			2009 (inception of
			the development
	Years Ending December 31,		stage) to
	2010	2009	December 31, 2010
		(As Restated)
Costs and expenses:
General, and administrative	$824,570	$493,904	$1,318,474
Loss on sale of investments	-	157,939	157,939
	824,570	651,843	1,476,413
Loss from operations	(824,570)	(651,843)	(1,476,413)

Foreign exchange loss	(5,445)	-	(5,445)
Interest income		37,696	37,696
Interest expense	(43,466)	(113,712)	(157,178)
Other income		582,441	582,441
Gain on deconsolidation of variable interest entity		882,268	882,268
Net other income (expense)	(48,911)	1,388,693	1,339,782

Income (loss) before income taxes	(873,481)	736,850	(136,631)

Provision for income taxes	-	-

Net earnings (loss)	$(873,481)	$736,850	$(136,631)
Net earnings (loss) per common share:
Basic and Diluted	$(0.03)	$0.03

Weighted average common shares - basic and diluted	27,124,031	22,779,263

The accompanying notes are an integral part of the consolidated financial statements

(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
From Inception of Development Stage (January 1, 2009) to December 31, 2010

				Accumulated		Accumulated
	Number of			Earnings (Deficit)		Other
	Common	Common	Paid in	During the	Accumulated	Comprehensive
	Shares	Stock	Capital	Development Stage	Deficit	Income	Total

Balance as of inception date of development stage, January 1, 2009, as restated (See Note 2)	22,493,955	$2,249	$3,782,767	$-	$(4,430,928)	$-	$(645,912)

Issuance of common stock for services (valued at $0.60 per share)	200,000	20	119,980				120,000

Issuance of common stock toward debt conversion (valued at $0.58 per share)	60,000	6	34,994				35,000

Issuance of common stock for services (valued at $0.40 per share)	28,572	3	9,997				10,000

Issuance of common stock for services (valued at $0.15 per share)	130,000	13	19,487				19,500

Sales of common stock (valued at $0.06 to $0.23 per share)	1,298,748	130	169,870				170,000

Net income				736,850		-	736,850

Comprehensive income (loss)

Balance December 31, 2009, as restated	24,211,275	2,421	4,137,095	736,850	(4,430,928)	-	445,438

Issuance of common stock for services valued at $0.28 to $0.42 per share	667,355	67	234,713				234,780

Sales of common stock valued at $0.15 to $0.50 per share	3,769,057	376	1,188,291				1,188,667

Net loss				(873,481)			(873,481)

Foreign currency adjustment - comprehensive loss						(34,833)	(34,833)

Balance December 31, 2010	28,647,687	$2,864	$5,560,099	$(136,631)	$(4,430,928)	$(34,833)	$960,571

The accompanying notes are an integral part of the consolidated financial statements.

			For the period from
			January 1, 2009
			(inception of the
	Years ending December 31,		development stage) to
	2010	2009	December 31, 2010
		(As Restated)
Cash flows from Operating Activities:
Net earnings (loss)	$(873,481)	$736,850	$(136,631)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	-	804	804
Issuance of common stock for services	179,004	149,500	328,504
Loss on sale of investments	-	157,939	157,939
Changes in operating assets and liabilities	190,978	(1,404,071)	(1,213,093)
Net cash used in operating activities	(503,499)	(358,978)	(862,477)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(536,934)	(55,460)	(592,394)
Proceeds from sales of investments	-	206,832	206,832
Investment in mineral properties	(42,050)	-	(42,050)
Net cash provided by (used in) investing activities	(578,984)	151,372	(427,612)

Cash flows from financing activities:
Proceeds from loans	-	90,657	90,657
Proceeds from sales of common stock	1,188,667	205,000	1,393,667
Net cash provided by financing activities	1,188,667	295,657	1,484,324
Effect of Exchange Rates on Cash	811		811
Net increase in cash	$106,996	$88,051	$195,047
Cash - Beginning of period	102,008	13,957	13,957
Cash - End of period	$209,004	$102,008	$209,004

The accompanying notes are an integral part of the consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
			January 1, 2009
			(inception of the
	Years ending December 31,		development stage) to
	2010	2009	December 31, 2010
Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$129,850	$-	$129,850
(Increase) decrease in other assets	33,140	(176,634)	(143,494)
Increase (decrease) in accounts payable and accrued expenses	25,228	(1,227,437)	(1,202,209)
Increase (decrease) in notes payable	2,760		2,760
Changes in assets and liabilities	$190,978	$(1,404,071)	$(1,213,093)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non cash financing and investing activities:
Issuance of common stock for mineral property	$55,776	$-	$55,776
Issuance of common stock for services	$179,004	$149,500	$328,504
Issuance of common stock for debt	$-	$35,000	$35,000

The accompanying notes are an integral part of the consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

			For the period
			from January 1,
			2009 (inception of
	Years Ending December 31,		the development
		2009	stage) to
	2010	(As Restated)	December 31, 2010

Net earnings (loss)	$(873,481)	$736,850	$(136,631)
Other comprehensive income (loss):
Foreign currency translation adjustment	(34,833)	-	(34,833)
Net change in other comprehensive income (loss)	(34,833)	-	(34,833)
Comprehensive income (loss)	$(908,315)	$736,850	$(171,465)

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Delta Mutual, Inc.  was incorporated in Delaware on November 17, 1999. Effective March 4, 2008, Delta entered into a Membership Interest Purchase Agreement, pursuant to which Delta acquired, from  Egani, Inc. shares of Altony SA, an Uruguayan Sociedad Anonima (“Altony”), which owned 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company  (“SAHF”).  At the closing of the Agreement, Delta issued 130,000,000 shares of common stock to Egani, Inc., which constituted, following such issuance, a majority of the outstanding shares of the common stock. Immediately following the closing of the Agreement, Altony became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer.  Altony SA closed its business operations and was subsequently dissolved.

The primary focus of the Company’s business is its SAHF subsidiary, which has investments in oil and gas concessions in Argentina and focuses on the energy sector, including the development and supply of energy and alternative energy sources in Latin America and North America.

As of December 31, 2008, Delta terminated all of the construction technology activities that were carried out by Delta Technologies, Inc. (a wholly owned subsidiary).

Effective January 1, 2009, the Company had ceased all operations other than the investments of its SAHF subsidiary and became a development stage corporation, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.  The Company has no revenue to date, continues to raise capital and there is no assurance that ultimately the Company will achieve a profitable level of operations.

Delta Mutual, Inc. and the above subsidiaries are collectively referred to as “the Company”.  All significant intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN

The consolidated financial statements for the period ended December 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit in the development stage of approximately $136,000 and working capital deficiency of approximately $1,116,000 as of December 31, 2010 and has an accumulated deficit of approximately $4.4 million.  Additionally, the Company may require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.

The Company's business is subject to the risks of its oil and gas investments in South America. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the operations of the oil and gas concessions in Argentina. There is no assurance that the Company will ultimately achieve a profitable level of operations.

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

PRINCIPLES OF CONSOLIDATION

The Company's financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of the common stock.  All substantial intercompany transactions and balances have been eliminated.

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

The Company’s accounts for the investments in oil and gas properties using the equity method of accounting.

As of December 31, 2010, the Company has not recorded any depletion or impairment, if any, of its oil and gas properties, pending a complete report on reserve studies and analysis of proved and unproved oil and gas reserves.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, advances and other receivables, accounts payable and accrued expenses, and notes payable as reflected in the consolidated financial statements, approximates fair value.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.  All of the Company’s property and equipment is fully depreciated.

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

UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued guidance codified in ASC Topic 740-10-25 “Accounting for Uncertainty in Income Taxes”. ASC Topic 740-10-25 supersedes guidance codified in ASC Topic 450, “Accounting for Contingencies”, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters, which require judgment and can materially increase or decrease its effective rate as well as impact operating results.

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

Management believes that the Company does not have any significant uncertain tax positions for the years ended December 31, 2010 and 2009, respectively, and considering its loss making history since inception. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2010 and 2009, respectively. Management believes that this will not have a material adverse impact on the Company’s consolidated financial position, its results of operations and its cash flows.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings (loss) per common share are presented in accordance with Accounting Standard Codifications (ASC) Topic 260, “Earning per Share”, for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted earnings (loss) per share for the periods presented in the statements of operations, because all such securities were anti-dilutive. The net earnings (loss) per share is calculated by dividing the net earnings (loss) by the weighted average number of shares outstanding during the periods.

FOREIGN CURRENCY TRANSLATION

In 2010, the functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in South America is the Argentine Peso. Translation adjustments are recorded in Accumulated Other Comprehensive Income.

OTHER CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") recently issued “Financial Reporting Release No. 60 Cautionary Advice About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosures, discussion and commentary on their accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of the Company’s significant accounting policies, including the critical accounting policies, please refer to the accompanying notes to the financial statements.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to non-employees under ASC 718, "Compensation-Stock Compensation" ("ASC 718").  The compensation cost of the awards is based on the grant date fair-value of these awards as calculated for recognition under ASC 718.

For the years ended December 31, 2010 and 2009, the Company issued 534,555 and 358,572 shares and recorded compensation expense of $179,004 and $149,500, respectively.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

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

In April 2010, the FASB Emerging Issues Task Force (“EITF”) issued an amendment to previously issued guidance regarding the classification of a share-based payment award as either equity or a liability. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity.  This guidance is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2010. Earlier application is permitted. This guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings and the cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which it is initially applied, as if the guidance had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. The Company is currently evaluating the impact of this guidance on its operating results, financial position and cash flows.

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

2.  RESTATED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2009

During the year ending December 31, 2010, the Company determined that interest expense on its notes payable for prior years has been understated due to an error by $97,741, which resulted in a reduction of net earnings from $834,591 to $736,850, as restated.  The Company also determined that is was a development stage company as of January 1, 2009 and has reclassified the earnings (losses) accumulated during the period from inception to December 31, 2010 to a separate line in the equity statement.  Furthermore, the Company has reclassified $35,000 from the conversion of a note payable out of cash flow from operations in 2009 and into cash flow from financing activities.

The following represents the restated consolidated financial statements as of December 31, 2009 and adjustments related to the consolidated financial statements.

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

CONSOLIDATED BALANCE SHEET

	December 31,		December 31,
	2009	Adjustment	2009
	(As Reported)		(As Restated)

ASSETS

Current Assets:
Cash	$102,008		$102,008
Advances and other receivables	137,776		137,776
Total current assets	239,784		239,784

Investment in mineral properties	-		-
Investments in unproved oil and gas properties	1,470,713		1,470,713
Other assets	39,508		39,508

TOTAL ASSETS	$1,750,005	$-	$1,750,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$134,192		$134,192
Accrued expenses	267,029	97,741	364,770
Notes payable	805,605		805,605
Total current liabilities	1,206,826	97,741	1,304,567

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value	-		-
Common stock $0.0001 par value	2,421	-	2,421
Additional paid-in capital	4,137,095	-	4,137,095
Earnings (deficit) accumulated during the development stage	-	736,850	736,850
Accumulated Deficit	(3,596,337)	(834,591)	(4,430,928)
Accumulated other comprehensive loss	-		-
Total stockholders' equity	543,179	(97,741)	445,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,750,005	$-	$1,750,005

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ending December 31,
	2009	Adjustments	2009
	(As Reported)		(As Restated)
Costs and expenses:
General, and administrative	$493,904	$-	$493,904
Loss on sale of investments	157,939	-	157,939
	651,843	-	651,843
Loss from operations	(651,843)		(651,843)

Foreign exchange loss
Interest income	37,696		37,696
Interest expense	(15,971)	(97,741)	(113,712)
Other income	582,441		582,441
Gain on deconsolidation of variable interest entity	882,268		882,268
Net other income (expense)	1,486,434	(97,741)	1,388,693

Income (loss) before income taxes	834,591	(97,741)	736,850

Provision for income taxes	-		-

Net earnings (loss)	$834,591	$(97,741)	$736,850
Net earnings (loss) per common share:
Basic and Diluted	$0.04	$(0.00)	$0.03

Weighted average common shares - basic and diluted	22,779,263	-	22,779,263

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ending December 31,
	2009	Adjustments	2009
	(As Reported)		(As Restated)
Cash flows from Operating Activities:
Net earnings (loss)	$834,591	$(97,741)	$736,850
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	804	-	804
Issuance of common stock for services	184,500	(35,000)	149,500
Loss on sale of investments	157,939	-	157,939
Changes in operating assets and liabilities	(1,501,812)	97,741	(1,404,071)
Net cash used in operating activities	(323,978)	(35,000)	(358,978)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(55,460)	-	(55,460)
Proceeds from sales of investments	206,832	-	206,832
Net cash provided by (used in) investing activities	151,372	-	151,372

Cash flows from financing activities:
Proceeds from loans	90,657	-	90,657
Proceeds from sales of common stock	170,000	35,000	205,000
Net cash provided by financing activities	260,657	35,000	295,657
Net increase in cash	$88,051		$88,051
Cash - Beginning of period	13,957		13,957
Cash - End of period	$102,008		$102,008
Changes in operating assets and liabilities consists of:
(Increase) decrease in other assets	(176,634)	-	(176,634)
Increase (decrease) in accounts payable and accrued expenses	(1,325,178)	97,741	(1,227,437)
Changes in assets and liabilities	$(1,501,812)	$97,741	$(1,404,071)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

Supplementary information:
Non cash financing and investing activities:
Issuance of common stock for mineral property			$-
Issuance of common stock for debt	$-	$35,000	$35,000

3.  VARIABLE INTEREST ENTITY

FASB ASC 810 “Consolidation” required the consolidation of a variable interest entity (VIE) if the Company is deemed to be the primary beneficiary of the VIE. FASB ASC 810 requires an entity to assess its equity investments and certain other contractual interests to determine whether they are VIEs. As defined in FASB ASC 810, variable interests are contractual, ownership or other interests in an entity that change with changes in entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the VIE. An entity that will absorb a majority of the VIE’s expected losses or expected residual returns, as defined in FASB ASC 810, is considered the primary beneficiary of the VIE. The primary beneficiary should include the VIE’s assets, liabilities and results of operations in its consolidated financial statements until a reconsideration event, as defined in FASB ASC 810, occurs to require deconsolidation of the VIE. At the deconsolidation date, the assets and liabilities of the VIE are removed from the consolidated financial statements and any assets and liabilities of the Company that were eliminated in consolidation are restored. The gain recognized from deconsolidating the VIE is recorded in the consolidated statements of operations as gain on deconsolidation of the VIE.

As of December 31, 2009, management determined that Delta-Envirotech, Inc. is not considered a variable interest entity (VIE) for the year ending December 31, 2009 and, accordingly, it has been deconsolidated from the accompanying consolidated financial statements effective December 31, 2009. As of December 31, 2009, majority stockholders of Envirotech are exercising significant influence over operating and financing policies of Envirotech, as well as managing its business activities and, therefore, Envirotech is no longer considered the VIE. As a result of this deconsolidation, the Company has removed the assets and liabilities of the VIE from the consolidated financial statements and any assets and liabilities of Envirotech that were eliminated in consolidation are restored at fair value.

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

Prior to December 31, 2009, the Company was deemed to be the primary beneficiary of Envirotech due to relatively significant financial support provided to this entity in terms of investment of $375,000 (which represents 45% ownership of the Company) and notes receivable of $810,867. However, due to significant losses of Envirotech and its deconsolidation as of December 31, 2009, the Company’s entire investment and notes receivable in the aggregate of approximately $1,186,000 as of December 31, 2009, were reduced to zero in order to account for restored assets at fair value. Furthermore, as of December 31, 2009, the Company was no longer liable for Envirotech’s unpaid liabilities totaling approximately $882,000, which had previously been recognized as expense by the Company and were reversed upon deconsolidation of the entity and reported as a gain upon deconsolidation of approximately $882,000, recorded as a separate line item in the accompanying consolidated financial statements.

The Company is carrying the investment in Envirotech at cost because the Company has not been able to receive reliable information in connection with this investment.

4. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

As of December 31, 2010, the Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. SAHF originally purchased an 18% carry-over interest in the Jollin and Tonono concessions on May 15, 2007, and subsequently increased its ownership to 23.5%, 9% of which was carry-over and 14.5% of which was working.  SAHF in 2009 transferred 13.5% to Maxipetrol, under an arrangement where SAHF’s remaining 10% interest would be in a carry-over mode. In exchange, Maxipetrol agreed to refund the Company $500,000 of the Company’s share of costs related to the area.  The refund was used in part to repay outstanding amounts payable to Maxipetrol for prior drilling costs in the amount of $294,000, which were reversed as of December 31, 2009, and the remaining $206,000 was received in cash. The book value of Company’s share that was returned was $158,000 higher than the total consideration received and, accordingly, a loss was recognized in 2009.

SAHF received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010. The Company will begin receiving revenue from the Jollin and Tonono blocks when the first well is approved for commercial production.

During the year ending December 31, 2010 the Company paid $139,762 in additional canons (concession maintenance payments) to maintain its ownership interest in the concession.

At December 31, 2010, the Company had a 9% ownership interest in the Tartagal and Morillo oil and gas concessions located in Salta Province, Argentina. Subsequent to year-end, our ownership interest was increased to 18% in March 2011.  During 2007, SAHF had originally purchased an 18% ownership of these concessions During 2008, SAHF exchanged 50% of its ownership in this investment with a third party, where the acquirer agreed to assume 50% of SAHF’s obligations with respect to future development expenses.

On March 28, 2011, the third party agreed to the transfer its 9% carried interest in the Tartagal and Morillo concession back to the Company, in exchange for 200,000 shares of the Company’s common stock, with a fair value of $90,000, and a percentage of proceeds in the event of an unexpected sale of the concession in excess of over $6 million, which brought the Company’s total interest in the Tartagal and Morillo concession to 18%.  The Company was admitted to the joint venture for these blocks on May 11, 2011.  The Company will reclassify the $225,000 concession costs associated with this property to proved oil and gas properties based upon the reserve report received from the third party working interest owner of the joint venture.

The Company’s share of the development costs will be repaid from 50% of its share of the future production profits.

As of December 31, 2010, the Company owns 20% of the oil and gas exploration rights to five blocks in the Salta Province of Northern Argentina.  This interest is held in escrow by the managing partner until SAHF is officially admitted into the joint venture of the exploration rights concession.

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

The ownership interests in The Salta Province Exploration Rights Concession are:

•	Consortium Ketsal Kilwa – 60% (managing partner)

•	Ambika S.A. – 20%

•	SAHF – 20%

During the second quarter 2010, the Joint Venture began drilling the first well on the Guemes block of The Salta Province Exploration Rights Concession.  SAHF acted as the project manager for this drilling project, but did not charge the joint venture a management fee.  Production testing to verify the commercial sustainability of the well is estimated to commence second quarter 2011.

The 2010 concessions, totaling approximately $1.1 million, of which SAHF’s share is approximately $220,000, payable for The Salta Province Exploration Rights Concession are past due and are being contested with the Government by the Joint Venture.

The Company evaluated these investments for impairment and concluded that, except as described above, no loss in value occurred as of December 31, 2010. The following table summarizes the Company’s investments in these unproved oil and gas properties.

	Concession	Exploration
	Investments	Rights	Total

At January 1, 2009	1,083,024	697,000	1,780,024

Additional investments in 2009 for well overhaul costs, canons and insurance	349,000	—	349,000

Adjustment of additional investment made during 2009 and 2008	(293,540)	—	(293,540)

Disposition of investment, net	(364,771)	—	(364,771)
At December 31, 2009	773,713	697,000	1,470,713

Additional investments in canons	139,762	-	139,762

Drilling and development costs	-	397,172	397,172

Translation gain (loss)	(19,955)	(15,642)	(35,597)

At December 31, 2010	$893,520	$1,078,530	$1,972,050

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

Level 1 - Observable inputs such as quoted market prices in active markets.
Level 2 - Inputs other then quoted prices in active markets that are either directly or indirectly observable.
Level 3 -	Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and unproved oil and gas properties.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in unproved oil and gas companies is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the year ended December 31, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2010 and 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Cash and cash equivalents	$209,004	$209,004	$-	$-
Unproved Oil and Gas Properties	1,972,050	-	-	1,972,050
Investment in mineral properties	98,269			98,269
Total	$2,279,323	$209,004	$-	$2,070,319

December 31, 2009
Cash and cash equivalents	$102,008	$102,008	$-	$-
Unproved Oil and Gas Properties	1,470,713	-	-	1,470,713
Total	$1,572,712	$102,008	$-	$1,470,713

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year December 31, 2010 and the Company did not have any financial liabilities as of December 31, 2010. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

6. NOTES PAYABLE

	December 31,
	2010	2009
Notes payable to three investors, interest at 8%, due August 10, 2011	$150,655	$150,655

Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Note payable to third party interest at 6%, due September 20, 2007	60,000	60,000
Notes payable to stockholders and related parties, interest at 6%, due June 20, 2012	388,970	401,210

Notes payable to third party, interest at 6%, due August 10, 2011	193,740	178,740
	$808,365	$805,605

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

The Company included accrued interest payable on the aforesaid notes in accrued expenses for the years ending December 31, 2010 and 2009, respectively.  Interest expense for the years ended December 31, 2010 and 2009 was $43,466 and $113,712, respectively.

7. ACCRUED EXPENSES

	December 31, 2010
	2010	2009
Accrued compensation	$141,806	$131,806
Accrued interest	141,207	97,741
Accrued expenses	131,534	135,223

Accrued Expenses	$414,548-	$364,770-

8. INCOME TAXES

The Company has not made provision for income taxes in the years ended December 31, 2010 and 2009, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

Deferred income tax assets consist of:
	December 31, 2010	December 31, 2009
Net operating loss carry-forwards	$1,772,000	$1,440,700

Less valuation allowance	(1,772,000)	(1,440,700)

Deferred income tax assets, net	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 39%, the Company has determined it to be more likely than not that a deferred income tax asset of approximately $1,772,000 and $1,440,700 attributable to the future utilization of the approximately $4,544,000 and $3,694,000 in eligible net operating loss carryforwards as of December 31, 2010 and 2009, respectively, will not be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2019 to 2029.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

9. OTHER INCOME

During the year ended December 31, 2010, the Company incurred foreign exchange losses of approximately $41,000 on its US dollar denominated note receivable from SAHF. During the year ended December 31, 2009, the Company determined and analyzed that certain balances in accounts payable and accrued expenses were very old and no longer considered payable under any contractual obligations amounted to approximately $582,000. For the year ended December 31, 2009, the Company included $582,000 as other income in the accompanying statements of operations.

10.   STOCKHOLDERS' EQUITY

In April 2009, the Company’s board of directors and stockholders approved amendments to the Certificate of Incorporation to: (1) effect a 1 for 10 reverse split of all the outstanding common stock; and (2) authorize a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and to authorize the board of directors to issue one or more series of the preferred stock with such designations, rights, preferences and restrictions as determined by majority vote of the directors, which amendments became effective on July 6, 2009, when the Financial Industry Regulatory Authority made the reverse split effective for trading purposes. See accompanying Consolidated Statements of Operations for the impact on the Company's loss per share amounts as a result of the reverse stock split.  By reason of the reverse split, the number of outstanding shares of our common stock was reduced from 227,225,270 to 22,722,527.

All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.

As of December 31, 2010, the board of directors had not authorized the issuance of any series of preferred stock.

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

11. COMMITMENTS AND CONTINGENCIES

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

OPERATING LEASES

The renewal of the Company’s lease for its principal office space in Arizona on a month-to-month basis became effective in November 2010 at a monthly rental of $1,277. Future minimum lease payments under operating leases for the year ending December 31, 2011 approximate $16,000. The Company recorded lease rental expenses in the amount of $18,157 and $30,577for the years ending December 31, 2010 and 2009, respectively, in the accompanying consolidated statements of operations.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

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

LEGAL PROCEEDINGS

Former Employee Wage Claims
On September 16, 2008, the Company was notified of a complaint filed with the Pennsylvania Department of Labor & Industry by its former President and CEO alleging non-payment of wages in the amount of $53,271. The Company also received notice of a similar complaint filed by a former employee alleging non-payment of wages in the amount of $17,782. In October 2008, the Company entered into repayment agreements with both of the former employees. As of the date of this report, the Company has not made any payments to these two former employees pursuant to these agreements. In addition, the employee that alleged non-payment of wages in the amount of $17,782 has obtained a default judgment against the Company, entered on January 8, 2010 in the Court of Common Pleas of Bucks County, Pennsylvania, Civil Division, in the amount of $29,626 as to this wage claim. As of December 31, 2010, the Company has recorded an accrued liability of $17,782 in the accompanying consolidated financial statements. Delta believes that a portion of the claim is without merit, and is vigorously contesting the claim as of the date of this filing.

The Company has been notified by letter dated October 9, 2009 of a complaint filed with the Pennsylvania Department of Labor & Industry by its former Chief Financial Officer alleging non-payment of wages in the amount of $131,250. The Company has responded to the Department of Labor & Industry that the wages owed this former officer are substantially less than alleged in this claim and are vigorously contesting the claim as of the date of this filing. As of the date of filing, the Company is awaiting a response from the Department of Labor and Industry.

12. SUBSEQUENT EVENTS

On May 11, 2011, the Company, through its wholly-owned subsidiary, SAHF, was awarded the Argentinean Salta Government’s Approval for the ownership of the 18% of the Exploration, Exploitation, and title of the Oil & Gas Exploration Blocks named “Tartagal Oriental” and “Morillo” Areas.

On April 29, 2011, SAHF was granted a Decree approving a Private Initiative Proposal to explore and eventually produce oil and natural gas in the Block known as “Valle de Lerma” in the Salta province in the northwestern region of Argentina. SAHF partnered the Proposal with a local refinery. A mandatory tender will follow.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Engagement of RBSM LLP

On February 16, 2011, Jewett, Schwartz, Wolfe & Associates (“JSW”) advised the Company that its audit practice was acquired by RBSM LLP, an independent registered public accounting firm. As a result, JSW resigned as the Company’s independent registered public accounting firm and the Company’s Board of Directors on February 22, 2011, approved the engagement of the acquiring entity, RBSM LLP, as the Company’s independent registered public accounting firm.

From the date that JSW were engaged (December 30, 2009) to the present time, or any other period of time, the reports of JSW on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of JSW as to the Company’s financial statements for the year ended December 31, 2009, was modified for uncertainty due to the substantial doubt about the Company’s ability to continue as a going concern.

During the Company's two most recent fiscal years ended December 31, 2008 and 2009, and any subsequent interim period through February 16, 2011, there were no disagreements with JSW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of JSW, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the Company’s two most recent fiscal years ended December 31, 2008 and 2009, and any subsequent interim period though February 16, 2011.

On February 22, 2011, the Company engaged RBSM LLP as its independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted RBSM LLP regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Engagement of Madsen & Associates CPA’s, Inc.

On May 6, 2011, the Company terminated the engagement of RBSM LLP, which had been engaged February 22, 2011, as its independent registered public accounting firm.  The Company’s Board of Directors on May 9, 2011, approved the engagement of Madsen & Associates CPA’s, Inc. as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2010.

From February 22, 2011, the date of the engagement of RBSM LLP to May 6, 2011, the date of termination of that firm’s engagement on May 6, 2011, there were no disagreements with RBSM LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RBSM LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the period of the Company’s engagement of RBSM LLP as its independent registered public accounting firm.

During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted Madsen & Associates CPA’s, Inc. regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our chief executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our chief executive and financial officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2010, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2010, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, the executive officers and directors of Delta Mutual, Inc. were as follows:

NAME	AGE	TITLE(S)
Daniel R. Peralta	57	President, CEO and Director

Malcolm W. Sherman	75	Executive Vice President and Director

Daniel R. Peralta joined the Company on January 20, 2009 as President and CEO and a director. Dr. Peralta also controls and is the President and a director of Egani, Inc., a financial and international business consulting firm, and a controlling stockholder of the Company. He has since 1998 served as President and a director of Egani S.A., Scottsdale, Arizona, an affiliated company that is engaged in the investment business. From early 2005 to late 2008, Dr. Peralta served as president of Microbial Enhancement Oil Recovery Latin, Inc., Scottsdale, Arizona, a well restoration company. Since July of 2008, Dr. Peralta has served as an advisor to the Company’s wholly owned subsidiary, South American Hedge Fund, for its oil and gas activities in Argentina. He has also served in various advisory capacities to the Argentine government and as a board member of the Central Bank of Argentina from 1994 to 1998. From 1991 to 1994, Dr. Peralta served as an advisor to the Bicameral Commission for the State Advisor of the Budget and Expenditures Commission of the Argentina National Congress. He participated in a number of Argentine government missions, including the Official Missions to Kuwait in 1991 and 1992, and to Peru and Chile in 1991 and 1992. He is the author of a number of publications on finance and economic development in South America, including “Comercio Exterior y su Balance par alas Economia Regionales” (1990), and “Comercio Exterior en la Argentina” (1988). Dr. Peralta received a doctoral degree in business administration from the University of Belgrano (Buenos Aires, Argentina) in 1988, and a bachelor’s degree in aeronautical engineering form the National Technology University, Buenos Aires, Argentina in 1982. The Company believes that Dr. Peralta’s governmental and banking sector experience and exposure to the oil industry in Argentina and oil production related technologies are of great benefit to Mr. Peralta in executing his management responsibilities for the Company, given its energy-related operations in Argentina.

Malcolm W. Sherman was appointed to fill a vacancy on our board of directors on July 11, 2008. He was appointed Executive Vice President on July 28, 2008. Mr. Sherman from 2005 to the present has served as President and a director of Security Systems International, Inc., a company that provides security systems for government building, industrial facilities, oil refineries and other facilities in the Middle East. From May 2000 to July 2005, Mr. Sherman served as director of marketing for Hyzoom Commercial Co. Ltdl, a division of ZAFF International, Ltd., in Riyadh, Saudi Arabia, as well as director marketing for ZAFF International, a Saudi Arabian technology company specializing in security systems for industrial facilities for industrial and oil and gas facilities, and managed four of this company’s divisional offices in the Middle East. During his career, Mr. Sherman also served as a director of two public companies. He was a member of the founding team of Taser International, Inc. in 1993, and served on its board from 1993 to 1999. He also served as executive vice president and director of Ronco, Inc. from 1982 to 1993. Mr. Sherman received a B.S. degree in business administration from the University of Miami in 1959. The Company believes that Mr. Sherman’s experience and exposure to the oil industry security and management issues in the Middle East will benefit the Company and other members of its management in the Company’s energy-related operations in Argentina.

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
COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We believe that during 2010, all of our officers and directors complied with the reporting requirements of Section 16(a).

Item 11. Executive Compensation.

Compensation paid by the Company and its subsidiaries to the Company’s Executive Officers (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- sation	Total ($)
Daniel Peralta, Chief Executive Officer (1)	2009	$-0-							$-0-
	2010	$138,461							$138,461
Peter F. Russo, President and CEO (2)	2008	$8,125							$8,125

Martin G. Chilek, Chief Financial Officer	2008	$39,704							$39,704
	2009
Malcolm W. Sherman, Executive Vice President (4)	2008	$-0-							$-0-
	2009	$-0-							$-0-
	2010	$103,845							$103,845
Michael Gilburd, Interim Chief Financial Officer (5)	2009							$10,000	$10,000
	2010							$20,000	$20,000

(1)	Mr. Peralta was appointed Chief Executive Officer on January 20, 2009.

(2)	Mr. Russo resigned as President and a director effective July 25, 2008.While he served as a director of the Company he received no additional compensation for serving in that capacity.

(3)	Mr. Chilek resigned as Chief Financial Officer on August 12, 2009.

(4)	Mr. Sherman served without compensation as an executive officer and director of the Company in 2008.

(5)	Pursuant to the Agreement between the Company and Valucorp, Mr. Gilburd was appointed Interim Chief Financial Officer, effective November 1, 2009, in which position he served until April 30, 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of April 25, 2011, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage**

Daniel R. Peralta (1)	13,000,001	43.58%

Malcolm W. Sherman (2)	1,000,000	3.35%

All Officers and Directors as a Group (2 persons)	14,000,000	46.93%

** Based on 29,828,691 shares outstanding on April 26, 2011.

(1) Dr. Peralta is the beneficial owner of 13,000,000 shares owned directly by Egani, Inc., which is owned by Daniel R. Peralta and Laura Monica Gallo, husband and wife, each of whom owns 50% of the outstanding equity interests of Egani, Inc. Dr. Peralta is the President and controls the operations of Egani, Inc. The address of Egani, Inc. is 8260 East Raintree Drive, Scottsdale, AZ 85206. Dr. Peralta disclaims beneficial ownership of the shares held by his son. Dr. Peralta’s address is c/o Delta Mutual, Inc., 14362 N. Frank Lloyd Wright Blvd., Suite 1103, Scottsdale, AZ 85260.

(2) Mr. Sherman owns beneficially 1,000,000 shares owned by Security Systems International, Inc. of which Mr. Sherman is the president and a director and the majority stockholder. The address of Security Systems International, Inc. is 9034 East Caribbean Lane, Scottsdale, AZ 85260. Mr. Sherman’s address is c/o Delta Mutual, Inc. 14362 N. Frank Lloyd Wright Blvd., Suite 1103, Scottsdale, AZ 85260.

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

During 2008 and 2009, Egani made loans to the Company as set forth below:

Date of Note	Principal Amount	Interest Rate	Maturity Date
March 6, 2008	$21,000	6%	June 20, 2012
April 28, 2008	9,550	6%	June 20, 2012
September 18, 2008	13,350	6%	June 20, 2012
October 9, 2009	30,950	6%	June 20, 2012
Total	$74,850

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

Item 14.  Principal Accountant Fees and Services

(1) Aggregate fees for the last two years:

	2009	2010

	$24,000	$20,000

(2) Audit related fees:	2009	2010

	$24,000	$20,000

(3) Tax fees:
	2008	2007

	$-0-	$-0-

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

3.1c
Certificate of Amendment to Certificate of Incorporation, filed June 26,2007. Incorporated herein by reference to, Exhibit 3.1c to the Company's quarterly report on Form 10- QSB, filed with the Commission on August 10, 2007.

3.1d
Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended. Incorporated herein by reference to Exhibit 3.1d to the Company's quarterly report on Form 10- QSB, filed with the Commission on August 10, 2007.

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

10.37a
Amendment, dated September 2, 2008,to 6% Promissory Note in the principal amount of $21,000. Incorporated herein by reference to Exhibit 10.37a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

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

10.58
Agreement, dated as of November 1, 2009, between the Company and Valucorp. Incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

10.59
Note Extension Agreement, dated December 31, 2009, between the Company and Neil Berman, the Anthony Panariello Trust, the Danielle Panariello Trust and the Michaela Panariello Trust. Incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

10.60	Partnership Agreement on Kaia Mining Properties, dated March 12, 2010, by and among Southamerican Hedge Fund, Oscar Daniel Chedrese and Servicios Mineros SA, filed herewith.

14.	Delta Mutual, Inc. Code of Conduct and Business Ethics. Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2005.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

Dated: May 16, 2011

By:/s/ Daniel R. Peralta

Daniel R. Peralta
President, Chief Executive Officer
and Principal Financial and
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on May 16, 2011.

/s/ Daniel R. Peralta
Daniel R. Peralta, President, Chief Executive Officer and Director

/s/ Malcolm W. Sherman
Malcolm W. Sherman
Executive Vice President and Director