Form 10-Q
period 2011-03-31
DELTA MUTUAL INC
filed 2011-05-23
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(480) 477-5809
(Registrant’s Telephone Number, Including Area Code)

______________________________________________________________________
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
☐ Yes    ☒ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 29,828,691 as of April 26, 2011.

DELTA MUTUAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash	$322,385	$209,004
Advances and other receivables	7,595	7,753
Total current assets	326,109	216,757

Investment in mineral properties	155,228	98,269
Investments in unproved oil and gas properties	1,993,525	1,972,050
Other assets	6,368	6,368

TOTAL ASSETS	$2,485,101	$2,293,444

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$98,396	$109,960
Accrued expenses	415,558	414,548
Notes payable	808,365	808,365
Total current liabilities	1,322,319	1,332,873

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2010 and 2009, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 29,808,691 and 28,647,687 shares issued and outstanding at March 31, and December 31, 2010, respectively	2,980	2,864
Additional paid-in capital	5,922,983	5,560,099
Earnings (deficit) accumulated during the development stage	(277,890)	(136,631)
Accumulated Deficit	(4,430,928)	(4,430,928)
Accumulated other comprehensive loss	(54,363)	(34,833)
Total stockholders' equity	1,162,782	960,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,485,101	$2,293,444

See notes to unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ending March 31,		For the period from January 1, 2009 (inception of the development stage) to March 31,
	2011	2010	2011
COSTS AND EXPENSES:
General, and administrative	$135,137	$350,232	$1,453,611
Loss on sale of investments	-	-	157,939
	135,137	350,232	1,611,550
Loss from operations	(135,137)	(350,232)	(1,611,550)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	4,888	-	(557)
Interest income	-	715	37,696
Interest expense	(11,010)	(11,582)	(168,188)
Other income	-	-	582,441
Gain on deconsolidation of variable interest entity	-	-	882,268
Net other income (expense)	(6,122)	(10,867)	1,333,660

Loss before income taxes	(141,259)	(361,099)	(277,890)

Provision for income taxes	-	-	-

Net loss	$(141,259)	$(361,099)	$(277,890)

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.01)

Weighted average common shares - basic and diluted	29,065,381	24,928,941

See notes to unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ending March 31,		For the period from January 1, 2009 (inception of the development stage) to
	2011	2010	March 31, 2011

Net earnings (loss)	$(141,259)	$(361,099)	$(277,890)
Other comprehensive income (loss):
Foreign currency translation adjustment	(19,530)	-	(54,363)
Net change in other comprehensive income (loss)	(19,530)	-	(54,363)
Comprehensive income (loss)	$(160,789)	$(361,099)	$(332,253)

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ending March 31,		For the period from January 1, 2009 (inception of the development stage) to March 31,
	2011	2010	2011

Cash flows from Operating Activities:
Net loss	$(141,259)	$(361,099)	$(277,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	-	-	804
Issuance of common stock for services	-	149,838	328,504
Loss on sale of investments	-	-	157,939
Changes in operating assets and liabilities	(10,554)	1,947	(1,223,647)
Net cash used in operating activities	(151,813)	(209,314)	(1,014,290)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(36,683)	-	(629,077)
Proceeds from sales of investments	-	-	206,832
Investment in mineral properties	(58,956)	(37,050)	(101,006)
Net cash used in investing activities	(95,639)	(37,050)	(523,250)

Cash flows from financing activities:
Proceeds from loans	-	-	90,657
Proceeds from sales of common stock	347,000	656,000	1,740,667
Net cash provided by financing activities	347,000	656,000	1,831,324
Effect of Exchange Rates on Cash	13,543	-	14,354
Net increase in cash	113,381	409,636	304,556
Cash - Beginning of period	209,004	102,008	13,957
Cash - End of period	$322,385	$511,644	$322,385

Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$-	$(5,141)	$129,850
(Increase) decrease in other assets	-	50	(143,494)
Increase (decrease) in accounts payable and accrued expenses	(10,265)	7,038	(1,212,474)
Increase (decrease) in notes payable	-	-	2,760
Changes in assets and liabilities	$(10,265)	$1,947	$(1,225,358)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non cash financing and investing activities:
Issuance of common stock for mineral property	$16,000	$-	$71,776
Issuance of common stock for services	$-	$149,838	$328,504
Issuance of common stock for debt	$-	$-	$35,000

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010

1. BASIS OF PRESENTATION

The accounting policies followed by Delta Mutual, Inc. and its subsidiaries (“Delta” or the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2010.  Such policies have been continued without change and all material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report.  Although management believes the unaudited interim related disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on May 16, 2011.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of operations for the interim period ended March 31, 2011, have been included.

The results of operations and the cash flows for the periods ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

GOING CONCERN

The consolidated financial statements for the period ended March 31, 2011 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit in the development stage of approximately $278,000, a working capital deficiency of approximately $996,000 and an accumulated deficiency of approximately $4.4 million as of March 31, 2011.  Additionally, the Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s business is subject to the risks of its oil and gas investments in South America. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the operations of the oil and gas concession in Argentina. There is no assurance that the Company will ultimately achieve a profitable level of operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31,2010.  There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will hava a material impact on its financial statements.

2. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

As of March 31, 2011, the Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. SAHF originally purchased an 18% carry-over interest in the Jollin and Tonono concessions on May 15, 2007, and subsequently increased its ownership to 23.5%, 9% of which was carry-over and 14.5% of which was working.  SAHF in 2009 transferred 13.5% to Maxipetrol, under an arrangement where SAHF’s remaining 10% interest would be in a carry-over mode. In exchange, Maxipetrol agreed to refund the Company $500,000 of the Company’s share of costs related to the area.  The refund was used in part to repay outstanding amounts payable to Maxipetrol for prior drilling costs in the amount of $294,000, which were reversed as of December 31, 2009, and the remaining $206,000 was received in cash. The book value of Company’s share that was returned was $158,000 higher than the total consideration received and, accordingly, a loss was recognized in 2009.

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

At March 31, 2011, the Company had an  18% ownership interest in the Tartagal and Morillo oil and gas concessions located in Salta Province, Argentina.  During 2007, SAHF had originally purchased an 18% ownership of these concessions During 2008, SAHF exchanged 50% of its ownership in this investment with a third party, where the acquirer agreed to assume 50% of SAHF’s obligations with respect to future development expenses.

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

As of March 31, 2011, the Company owns 20% of the oil and gas exploration rights to five blocks in the Salta Province of Northern Argentina.  This interest is held in escrow by the managing partner until SAHF is officially admitted into the joint venture of the exploration rights concession.

The ownership interests in The Salta Province Exploration Rights Concession are:

•	Consortium Ketsal Kilwa – 60% (managing partner)

•	Ambika S.A. – 20%

•	SAHF – 20%

During the second quarter of 2010, the Joint Venture began drilling the first well on the Guemes block of The Salta Province Exploration Rights Concession.  SAHF acted as the project manager for this drilling project, but did not charge the joint venture a management fee.  Production testing to verify the commercial sustainability of the well is estimated to commence in the second quarter of 2011.

The 2010 concessions, totaling approximately $1.1 million, of which SAHF’s share is approximately $220,000, payable for The Salta Province Exploration Rights Concession are past due and are being contested with the Government by the Joint Venture.

The Company evaluated these investments for impairment and concluded that, except as described above, no loss in value occurred as of March 31, 2011.

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company utilizes the accounting guidance for fiar value measuremenets and disclosures for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.

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

As of March 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in mineral properties and unproved oil and gas properties.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in unproved oil and gas companies and investment in mineral properties are determined by the Company, which develops its own assumptions and are categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the quarter ended March 31, 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2011.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Cash and cash equivalents	$322,385	$322,385	$-	$-
Investment in mineral properties	155,228			155,228
Unproved oil and gas properties	1,993,525	-	-	1,993,525

Total	$2,471,138	$322,385	$-	$2,148,753
December 31, 2010
Cash and cash equivalents	$209,004	$209,004	$-	$-
Investment in mineral properties	98,269			98,269
Unproved oil and gas properties	1,972,050	-	-	1,972,050

Total	$2,270,323	$209,004	$-	$2,070,319

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the quarter March 31, 2011 and the Company did not have any financial liabilities as of March 31, 2011. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

4. NOTES PAYABLE

	March 31,	December 31,
	2011	2010
Notes payable to three investors, interest at 8%, due August 10, 2011	$150,655	$150,655

Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Note payable to third party interest at 6%, due September 20, 2007	60,000	60,000
Notes payable to stockholders and related parties, interest at 6%, due June 20, 2012	388,970	388,970

Notes payable to third party, interest at 6%, due August 10, 2011	193,740	193,740
	$808,365	$808,365

 For the three months ended March 31, 2011 and 2010, the Company recorded interest expense of $11,010 and $11,582, respectively.

5. INCOME TAXES

The Company has not made provision for income taxes in the three or nine month periods ended March 31, 2011 and 2010 since the Company has the benefit of net operating losses carried forward in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of March 31, 2011 or December 31, 2010. The net operating losses carry forwards will begin to expire in varying amounts from year 2019 to 2029, subject to its eligibility as determined by the respective tax regulatory authorities.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
Accrued compensation	$131,806	$141,806
Interest expense	152,218	141,207
Other accrued expenses	131,534	131,534
Total	$415,558	$414,548

7.   STOCK-BASED COMPENSATION

The Company issued shares of its common stock to non-employees as stock-based compensation.  During the three months ending March 31, 2011 and 2010 the Company recorded compensation expense of $0 and $149,838, respectively, in conjunction with the issuance of these shares.

8.   STOCKHOLDERS’ EQUITY

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

As of March 31, 2011, the board of directors had not authorized the issuance of any series of preferred stock.

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

For the three months ended March 31, 2011 the Company issued 40,000 shares of common stock valued at approximately $0.40 for investment in mineral properties valued at $16,000.  For the three months ended March 31, 2010 the Company issued 534,555 shares of common stock valued at approximately $0.28 for services valued at $149,838.

During the three months ended March 31, 2011 the Company sold 1,121,004 shares of common stock valued at $0.29 to $0.50 per share for $347,000.  During the three months ended March 31, 2010 the Company sold 2,328,166 shares of common stock valued $0.15 to $0.46 per share for $656,000.

9. COMMITMENTS AND CONTINGENCIES

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

As of April 29, 2011, we had approximately $252,880 in cash.  We believe that this cash will provide us with the necessary liquidity during the remainder of our pre-revenue stage.  However, in the event that the revenues are delayed, we believe that the value of the reserves underlying our oil and gas investments is sufficient to allow us to generate additional liquidity through the sale of equity or borrowings, or through the sale of portions of our carried interests in the properties.

GOING CONCERN

The unaudited consolidated financial statements for the three-month periods ended March 31, 2011 and 2010 have been prepared on a going concern basis,which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit in the development stage of approximately $278,000, a working capital deficiency of approximately $996,000 and an accumulated deficiency of approximately $4.4 million as of March 31, 2011.   Successful business operations and our transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. There can be no assurances that there will be adequate financing available to the Company, if the Company requires financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

EXPLORATION AND DEVELOPMENT ACTIVITY

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility will also decline. In addition, the vast majority of our estimated proved reserves at March 31, 2011 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

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

Tartagal and Morillo

As of March 31, 2011, the Company, through SAHF, retained 9% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. SAHF’s participation was increased from 9% to 18% in March 2011, through the purchase of an additional 9% interest in the concession from Ambika S.A. In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, from the other majority owners, for total consideration of approximately $270 million. To date, the working interest owners have expended approximately $27 million on 2D and 3D seismic surveys and other geological studies. The Company expects to begin receiving revenue from the Tartagal and Morillo blocks when the first well is approved for commercial production.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE-MONTHS ENDED MARCH 31, 2010

During the three-month period ended March 31, 2011, we incurred a net loss of $141,259 compared to a net loss of $361,099 for the three-month period ended March 31, 2010. The decrease in our net loss for the three-month ended March 31, 2011 over the comparable period of the prior year is primarily due to a $215,095 decrease in general and administrative expenses that is primarily due to decreases consulting and accounting fees that were offset in part by increased compensation expense in 2011.  In addition, during the three months ended March 31, 2011 the Company recorded a $4,888 foreign exchange gain on the its US dollar denominated advances to SAHF.

LIQUIDITY

At March 31, 2011, we had a working capital deficit of approximately $996,000, compared with a working capital deficit of approximately $1,116,000 at December 31, 2010.

At March 31, 2011, we had total assets of approximately $2,485,000 compared to total assets of approximately $2,293,000 at December 31, 2010. Cash increased $113,381 for the three-month ended March 31, 2011 to $322,385, from December 31, 2010. Net cash used in operating activities in the three-month period ended March 31, 2011 was $151,813, as compared with $209,314 in the comparable period in 2010; net cash used in investing activities was $95,639 in 2011, as compared with $37,050 in 2010. Cash used in operations activities was offset by net cash provided from financing activities of $347,000 in the three-month period ended March 31, 2011 compared to cash used in operations activities of $209,314 and cash provided from financing activities of $656,000 in the comparable period in 2010.

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

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
January 13, 2011	7,000 shares of common stock.	Private investor.	NA	$.50 per share/NA
January 13, 2011	20,000 shares of common stock.	Private investor.	NA	$.525 per share/NA
January 13, 2011	20,000 shares of common stock.	Private investor.	NA	$.50 per share/NA
January 21, 2011	11,918 shares of common stock.	Private Investor.	NA	$.293 per share/NA
January 21, 2011	34,054 shares of common stock.	Private investor.	NA	$.278 per share/NA
March 9, 2011	40,000 shares of common stock.	Private investor.	NA	$.25 per share/NA
March 9, 2011	53,334 shares of common stock.	Private investor.	NA	$.375 per share/NA
March 30, 2011	14,700 shares of common stock.	Private investor.	NA	$.399 per share/NA
March 30, 2011	326,666 shares of common stock.	Private investor.	NA	$.30 per share/NA
March 30, 2011	326,666 shares of common stock.	Private investor.	NA	$.30 per share/NA
March 30, 2011	326,666 shares of common stock.	Private investor.	NA	$.30 per share/NA

(1)
The issuances to consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D, Regulation S or Rule 701 promulgated by the SEC under the Securities Act.

ITEM 6.	EXHIBITS.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

	By:	/s/ Daniel R. Peralta
Daniel R. Peralta
President, Chief Executive Officer and Principal Financial Officer

Dated: May 23, 2011

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.