Form 10-Q
period 2011-06-30
DELTA MUTUAL INC
filed 2011-08-22
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☐ Yes                ☒ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 30,975,208 as of August 16, 2011.

DELTA MUTUAL, INC.

INDEX

Page

Part I. Financial Information	3

Item 1. Financial Statements.	3

Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (unaudited)	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited) and for the period January 1, 2009 (inception of the development stage) through June 30, 2011	5

Consolidated Statements of Cash Flows for the Six months Ended June 30, 2011 and 2010 (unaudited) and for the period January 1, 2009 (inception of the development stage) through June 30, 2011	6

Notes to Unaudited Consolidated Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4T.Controls and Procedures.	16

Part II. Other Information	17

Item 1. Legal Proceedings.	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 6. Exhibits.	18

Signatures	18

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

The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash	$199,838	$209,004
Advances and other receivables	7,488	7,753
Total current assets	207,326	216,757

Investment in mineral properties	169,079	98,269
Investments in unproved oil and gas properties	2,101,359	1,972,050
Other assets	6,368	6,368

TOTAL ASSETS	$2,484,132	$2,293,444

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$92,787	$109,960
Accrued expenses	340,782	414,548
Notes payable	808,365	808,365
Total current liabilities	1,241,934	1,332,873

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 30,609,958 and 28,647,687 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	3,060	2,864
Additional paid-in capital	6,147,963	5,560,099
Deficit accumulated during the development stage	(380,083)	(136,631)
Accumulated deficit	(4,430,928)	(4,430,928)
Accumulated other comprehensive loss	(97,814)	(34,833)
Total stockholders' equity	1,242,198	960,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,484,132	$2,293,444

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ending June 30,		Six months ending June 30,		For the period from January 1, 2009 (inception of the development stage) to
	2011	2010	2011	2010	June 30, 2011

COSTS AND EXPENSES:
General, and administrative	$155,516	$180,846	$290,653	$456,240	$1,609,127
Loss on sale of investments	-	-			157,939
	155,516	180,846	290,653	456,240	1,767,066
Loss from operations	(155,516)	(180,846)	(290,653)	(456,240)	(1,767,066)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	8,173	(4,813)	13,062	(4,813)	7,616
Interest income	-	-			37,696
Interest expense	(11,010)	(12,297)	(22,020)	(23,163)	(179,198)
Reversal of contested severance	56,160	-	56,160		638,601
Gain on deconsolidation of variable interest entity	-	-			882,268
Net other income (expense)	53,323	(17,110)	47,202	(27,976)	1,386,983

Loss before income taxes	(102,193)	(197,956)	(243,451)	(484,216)	(380,083)

Provision for income taxes	-	-	-	-	-

Net loss	$(102,193)	$(197,956)	$(243,451)	$(484,216)	$(380,083)

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares - basic and diluted	30,057,306	27,233,293	29,564,084	26,181,117

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ending June 30,		For the period from January 1, 2009 (inception of the development stage) to
	2011	2010	June 30, 2011

Cash flows from Operating Activities:
Net loss	$(243,451)	$(484,216)	$(380,083)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	-	-	804
Issuance of common stock for services	3,080	75,000	331,585
Loss on sale of investments	-	-	157,939
Changes in operating assets and liabilities	(90,650)	183,159	(1,303,743)
Net cash used in operating activities	(331,021)	(226,057)	(1,193,498)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(120,318)	(319,568)	(712,712)
Proceeds from sales of investments	-	-	206,832
Investment in mineral properties	(74,993)	(30,000)	(117,043)
Net cash provided by (used in) investing activities	(195,311)	(349,568)	(622,923)

Cash flows from financing activities:
Proceeds from loans	-	-	90,657
Proceeds from sales of common stock	518,980	769,667	1,912,648
Increase in notes payable	-	-	-
Net cash provided by financing activities	518,980	769,667	2,003,305
Effect of Exchange Rates on Cash	(1,814)	499	(1,003)
Net increase (decrease) in cash	(9,166)	194,541	185,881
Cash - Beginning of period	209,004	102,008	13,957
Cash - End of period	$199,838	$296,549	$199,838

Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$-	$129,850	$129,850
(Increase) decrease in other assets	-	33,140	(143,494)
Increase (decrease) in accounts payable and accrued expenses	(90,650)	20,669	(1,292,859)
Increase (decrease) in notes payable	-	-	2,760
Changes in assets and liabilities	$(90,650)	$183,659	$(1,303,743)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non cash financing and investing activities:
Issuance of common stock for mineral property	$16,000	$-	$71,776
Issuance of common stock for unproved oil and gas properties	$50,000	$-	$50,000
Issuance of common stock for services	$3,080	$75,000	$331,584
Issuance of common stock for debt	$-	$-	$35,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2011 and 2010

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

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of operations for the interim period ended June 30, 2011, have been included.

The results of operations and the cash flows for the periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

As of December 31, 2008, Delta terminated all of the construction technology activities that were carried out by Delta Technologies, Inc. (a wholly-owned subsidiary).

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

GOING CONCERN

The consolidated financial statements for the period ended June 30, 2011 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit in the development stage of approximately $380,000, a working capital deficiency of approximately $1.0 million and an accumulated deficiency of approximately $4.4 million as of June 30, 2011.  Additionally, the Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the three and six months ended June 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will hava a material impact on its financial statements.

2. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

As of June 30, 2011, the Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. SAHF originally purchased an 18% carry-over interest in the Jollin and Tonono concessions on May 15, 2007, and subsequently increased its ownership to 23.5%, 9% of which was carry-over and 14.5% of which was working.  SAHF in 2009 transferred 13.5% to Maxipetrol, under an arrangement where SAHF’s remaining 10% interest would be in a carry-over mode. In exchange, Maxipetrol agreed to refund the Company $500,000 of the Company’s share of costs related to the area.  The refund was used in part to repay outstanding amounts payable to Maxipetrol for prior drilling costs in the amount of $294,000, which were reversed as of December 31, 2009, and the remaining $206,000 was received in cash. The book value of Company’s share that was returned was $158,000 higher than the total consideration received and, accordingly, a loss was recognized in 2009. SAHF received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010.

During the year ending December 31, 2010 the Company paid $139,762 in additional canons (concession maintenance payments) to maintain its ownership interest in the concession.

At June 30, 2011, the Company had an 18% ownership interest in the Tartagal and Morillo oil and gas concessions located in Salta Province, Argentina.  During 2007, SAHF had originally purchased an 18% ownership of these concessions During 2008, SAHF exchanged 50% of its ownership in this investment with a third party, where the acquirer agreed to assume 50% of SAHF’s obligations with respect to future development expenses.

On March 28, 2011, the third party agreed to the transfer its 9% carried interest in the Tartagal and Morillo concession back to the Company, in exchange for 200,000 shares of the Company’s common stock, with a fair value of $50,000, and a percentage of proceeds in the event of an unexpected sale of the concession in excess of over $6 million, which brought the Company’s total interest in the Tartagal and Morillo concession to 18%.  The Company was admitted to the joint venture for these blocks on May 11, 2011. The Company’s share of the development costs will be repaid from 50% of its share of the future production profits.

As of June 30, 2011, the Company owns 20% of the oil and gas exploration right to five blocks in the Salta Province of Northern Argentina.

The ownership interests in The Salta Province Exploration Rights Concession are:

•	Consortium Ketsal Kilwa – 60% (managing partner)

•	Ambika S.A. – 20%

•	SAHF – 20%

During the second quarter of 2010, the Joint Venture began drilling the first well on the Guemes block of The Salta Province Exploration Rights Concession.  SAHF acted as the project manager for this drilling project.

The 2010 concessions, of which SAFF’s share is approximately $220,000, payable for the Salta Province exploration rights concession, are being negotiated with the Government by the Joint Venture.

The Company evaluated these investments for impairment and concluded that no loss in value occurred as of June 30, 2011.

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.

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

As of June 30, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in mineral properties and unproved oil and gas properties.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in unproved oil and gas companies and investment in mineral properties are determined by the Company, which develops its own assumptions and are categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the quarter ended June 30, 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2011.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Cash and cash equivalents	$199,838	$199,838	$-	$-
Investment in mineral properties	169,069			169,069
Unproved oil and gas properties	2,101,358	-	-	2,101,358

Total	$2,470,276	$199,838	$-	$2,270,438

December 31, 2010
Cash and cash equivalents	$209,004	$209,004	$-	$-
Investment in mineral properties	98,269			98,269
Unproved oil and gas properties	1,972,050	-	-	1,972,050

Total	$2,270,323	$209,004	$-	$2,070,319

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the quarter June 30, 2011 and the Company did not have any financial liabilities as of June 30, 2011. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

4. NOTES PAYABLE

	June 30,	December 31,
	2011	2010
Notes payable to three investors, interest at 8%, due August 10, 2011	$150,655	$150,655

Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Note payable to third party interest at 6%, due September 20, 2007	60,000	60,000
Notes payable to stockholders and related parties, interest at 6%, due June 20, 2012	388,970	388,970

Notes payable to third party, interest at 6%, due August 10, 2011	193,740	193,740
	$808,365	$808,365

 For the three and six Months ended June 30, 2011 and 2010, the Company recorded interest expense of $11,010 and $12,297, and $22,020, and $23,163, respectively.  The Company is in process of renegotiating the notes payable that are past due.

5. INCOME TAXES

The Company has not made provision for income taxes in the three or nine month periods ended June 30, 2011 and 2010 since the Company has the benefit of net operating losses carried forward in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of June 30, 2011 or December 31, 2010. The net operating losses carry forwards will begin to expire in varying amounts from year 2019 to 2029, subject to its eligibility as determined by the respective tax regulatory authorities.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:
	June 30, 2011	December 31, 2010
Accrued compensation	$46,020	$141,806
Interest expense	163,228	141,207
Other accrued expenses	131,534	131,534
Total	$340,782	$414,548

7.   STOCK-BASED COMPENSATION

The Company issued shares of its common stock to non-employees as stock-based compensation.  During the three and six Months ending June 30, 2011 and 2010 the Company recorded compensation expense of $3,080 and $75,000, and $0 and $0, respectively, in conjunction with the issuance of these shares.

8.   STOCKHOLDERS' EQUITY

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

As of June 30, 2011, the board of directors had not authorized the issuance of any series of preferred stock.

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

For the six months ended June 30, 2011 the Company issued 40,000 shares of common stock valued at $0.40 per share for investment in mineral properties valued at $16,000, 200,000 shares of common stock valued at $0.25 per share the reversion of 9% interest investment in Tartagal and Morillo unproved oil and gas properties and 10,267 shares at $0.30 per share for legal services valued at $3,080.  For the six months ended June 30, 2010 the Company issued 534,555 shares of common stock valued at approximately $0.28 for services valued at $149,838.

During the six months ended June 30, 2011 the Company sold 1,712,004 shares of common stock valued at $0.20 to $0.50 per share for $518,980.  During the six months ended June 30, 2010 the Company sold 2,690,833 shares of common stock valued $0.15 to $0.46 per share for $769,667.

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

LEGAL PROCEEDINGS

Legal Fee Collection Claim
Delta Technologies, Inc., a wholly-owned subsidiary of the Company and a discontinued operation (“Delta Technologies”), has been notified by a collection agency on behalf of Wolf Block LLP, a law firm that had provided intellectually property legal services to Delta Technologies, that it had been retained in an attempt to collect a past due amount of approximately $41,000. The Company has been in discussions with the collection agency and believes that the resolution of this matter will have no material effect on the Company or its operations.

10.  SUBSEQUENT EVENT

On August 10, 2011, the Company’s tender offer, made through our wholly-owned subsidiary, SAHF, for the ownership right to explore, and eventually, produce oil and natural gas in the block known as “Valle de Lerma” was declared the winning bid by the Salta provincial government. SAHF made the offer in a joint venture agreement with Grasta SA, a local mid-size gasoline refinery located in Buenos Aires, Argentina. The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2. It has two wells, which were drilled in the early 1990’s. The Company plans to file an environmental impact study and proceed to reentry and work-over of the wells. SAHF holds 51% of the license interest and is the responsible operator.

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

Overview

We are a development stage independent oil and gas company engaged in oil and gas acquisition, exploitation, production and exploration activities primarily in Argentina.  In addition, we have ownership interests in certain mineral rights that are located in Argentina.  Our current investments in oil and gas properties were purchased by SAHF and contributed to the Company as part of the reverse merger transaction in March 2008.  Subsequently, SAHF sold working interests rights in two of its oil and gas interests to carrying parties to fund the drilling and development activities for the properties.  These properties are expected to reach the time of payout in the second half of 2011.  The Company retained its working interest in the third oil and gas property (Salta Province) and sold equity in a series of private placement transactions to fund the initial drilling and development second half of 2010.

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

We believe that our current program will provide us with the necessary liquidity during the remainder of our pre-revenue stage.  However, in the event that the revenues are delayed, we believe that the value of the reserves underlying our oil and gas investments is sufficient to allow us to generate additional liquidity through the sale of equity or borrowings, or through the sale of portions of our carried interests in the properties.

GOING CONCERN

The unaudited consolidated financial statements for the three-month periods ended June 30, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit in the development stage of approximately $380,000, a working capital deficiency of approximately $1.0 million and an accumulated deficiency of approximately $4.4 million as of June 30, 2011.   Successful business operations and our transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. There can be no assurances that there will be adequate financing available to the Company, if the Company requires financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

EXPLORATION AND DEVELOPMENT ACTIVITY

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility will also decline. In addition, the vast majority of our estimated proved reserves at June 30, 2011 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Jollin and Tonono Oil and Gas Concessions
The Company, through SAHF, has a 10% interest concession in the carryover mode ("no cost obligations to SAHF") in the Jollin and Tonono oil and gas concessions located in Northern Argentina.

During the year ended December 31, 2008, the third party owners of the Jollin and Tonono concessions formed an Argentine-registered joint venture and paid, in the aggregate, approximately $848,000 of development costs, all of which were capitalized. Since SAHF was not registered as a foreign company in Argentina, it could not become a member of the joint venture in 2008. The third party owners of these concessions agreed that, upon admission of SAHF as a member of the joint venture, SAHF would retain its ownership. However, in exchange for this agreement, SAHF’s weighted average pro-rata portion of the 2008 aggregate development cost, of approximately $223,024, all of which was included in accounts payable in SAHF’s consolidated balance sheet at December 31, 2008, was to be repaid to the other members from its pro-rata share of the future earnings of the concession. On September 25, 2009, SAHF sold 13.5% of its ownership interest in the Jollin and Tonono oil and gas concession to Maxi-Petroleros De Occidente S.A. ("Maxipetrol") for $206,832. Maxipetrol, prior to the sale, owned 48% of the Jollin and Tonono oil and gas concession. In connection with the sale, Maxipetrol assumed full responsibility to develop the oil and gas concession until production is achieved in the blocks. This obligation includes all future and former costs incurred for the Jollin and Tonono oil and gas concession, until such time as the well is producing. All prior unpaid costs accrued by SAHF, were assumed by Maxipetrol. The Company recorded a $157,939 loss on the disposition of its 13.5% investment to Maxipetrol and the loss is included in its statement of operations for the year ended December 31, 2009. In addition, as of December 31, 2009, the Company recorded a reversal of $223,024 to adjust balances in investments and accounts payable as a result of the forgiveness of the aggregate development cost payable. During the year ending December 31, 2010 SAHF paid $139,762 in additional canons to maintain its ownership interest in the concession.

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

Tartagal and Morillo

As of June 30, 2011, the Company, through SAHF, retained 9% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. SAHF’s participation was increased from 9% to 18% in March 2011, through the purchase of an additional 9% interest in the concession from Ambika S.A. In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, from the other majority owners, for total consideration of approximately $270 million. To date, the working interest owners have expended approximately $27 million on 2D and 3D seismic surveys and other geological studies.

On May 11, 2011, SAHF received the Argentinian Salta Government’s approval for its 18% ownership share for the Tartagal and Morillo concessions.

Valle de Lerma

On August 10, 2011, the Company’s tender offer, made through SAHF, for the ownership right to explore, and eventually, produce oil and natural gas in the block known as “Valle de Lerma” was declared the winning bid by the Salta provincial government. SAHF made the offer in a joint venture agreement with Grasta SA, a local mid-size gasoline refinery located in Buenos Aires, Argentina. The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2. It has two wells, which were drilled in the early 1990’s. The Company plans to file an environmental impact study and proceed to reentry and work-over of the wells. SAHF holds 51% of the license interest and is the responsible operator.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

During the three-month period ended June 30, 2011, we incurred a net loss of $102,000,  compared to a net loss of $198,000 for the three-month period ended June 30, 2010. The decrease in our net loss for the three-month ended June 30, 2011 over the comparable period of the prior year is due to a $35,000 decrease in general and administrative expense and the settlement and reversal of contested severance liabilities of $56,000.  In addition, during the three months ended June 30, 2011 the Company recorded a $8,200 foreign exchange gain on the its US dollar denominated advances to SAHF compared to a $4,800 loss in 2010.

During the six month period ended June 30, 2011, we incurred a net loss of $243,000, compared to a net loss of $484,000 for the six month period ended June 30, 2010. The decrease in our net loss for the six-month ended June 30, 2011 over the comparable period of the prior year is due to a $166,000 decrease in general and administrative expense and the settlement and reversal of contested severance liabilities of $56,000.  In addition, during the six months ended June 30, 2011 the Company recorded a $13,100 foreign exchange gain on the its US dollar denominated advances to SAHF compared to a $4,800 loss in 2010.

LIQUIDITY

At June 30, 2011, we had a working capital deficit of approximately $1.0 million, compared to a working capital deficit of approximately $1.1 million at December 31, 2010.

At June 30, 2011, we had total assets of approximately $2,484,000 compared to total assets of approximately $2,293,000 at December 31, 2010. Cash decreased slightly to $200,000 for the six months ended June 30, 2011 from $209,000 as of December 31, 2010. Net cash used in operating activities in the six month period ended June 30, 2011 was $331,000, compared to $226,000 in the comparable period in 2010; net cash used in investing activities was $195,000 in 2011, as compared with $350,000 in 2010. Cash used in operations activities and investing activities in the six month periods ended June 30, 2011 and 2010 was offset by net cash provided from financing activities of $519,000 and $770,000, respectively.

Estimated 2011 Capital Requirements

In the case of the Jollin and Tonono and Tartagal and Morillo oil and gas properties, we have carryover interests; therefore, no further capital expenditures are required on our part.  For the exploration rights in Salta Province, we have completed the drilling and development of one well in Guemes.  We have sufficient funds for our portion (20%) of the costs of installation of the battery storage facility to complete the Guemes production and storage facilities.   In the event our revenue expectations for 2011 are not met, we are not required to make any additional capital investment to protect our assets.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of Three and Six Months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates.

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

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

Legal Fee Collection Claim

Delta Technologies, Inc., a wholly-owned subsidiary of the Company and a discontinued operation (“Delta Technologies”), has been notified by a collection agency on behalf of Wolf Block LLP (“Wolf Block”), a law firm that had provided intellectually property legal services to Delta Technologies, that it had been retained in an attempt to collect a past due amount of approximately $41,000. The Company has been in discussions with the collection agency and believes that the resolution of this matter will have no material effect on the Company or its operations.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

			Principal	Total Offering Price/
Date	Title and Amount(1)	Purchaser	Underwriter	Underwriting Discounts

May 16, 2011	15,000 shares of common stock.	Private investor.	NA	$.50 per share/NA
May 23, 2011	200,000 shares of common stock.	Private investor.	NA	$.25 per share/NA
May 25-June 10, 2011	470,000 shares of common stock.	Private investor.	NA	$.35 per share/NA
June 16, 2011	10,267 shares of common stock in payment of legal fees.	Attorney.	NA	$.30 per share/NA
June 30, 2011	76,000 shares of common stock.	Private investor.	NA	$.23 per share/NA
June 30, 2011	30,000 shares of common stock.	Private investor.	NA	$.20 per share/NA

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
Daniel R. Peralta
President,Chief Executive Officer and Principal Financial Officer

Dated: August 22, 2011

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.