Form 10-Q/A
period 2011-06-30
DELTA MUTUAL INC
filed 2011-09-07
CIK 1112985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q/A

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

DELTA MUTUAL, INC.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 of Delta Mutual, Inc. (the “Company”) filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q with detailed Extensible Business Reporting Language tagging for the first time in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA MUTUAL, INC. (Registrant)

/s/ Malcolm Sherman
Executive Vice President

Date: September 7, 2011