Form 10-Q
period 2011-09-30
DELTA MUTUAL INC
filed 2011-11-14
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _________________

Commission File Number 000-30563

DELTA MUTUAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	14-1818394
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 2105, Scottsdale,	85260
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes                ☒ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 31,007,082 as of November 9, 2011.

DELTA MUTUAL, INC.

INDEX

Page

Part I. Financial Information	3

Item 1. Financial Statements.	3

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (unaudited)	4

Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2011 and 2010 (unaudited) and for the period January 1, 2009 (inception of the development stage) through September 30, 2011	5

Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2011 and 2010 (unaudited) and for the period January 1, 2009 (inception of the development stage) through September 30, 2011	6

Notes to Unaudited Consolidated Financial Statements	8-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4T.Controls and Procedures.	17

Part II. Other Information	18

Item 1. Legal Proceedings.	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 6. Exhibits.	19

Signatures	19

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

The results of operations for the three and Nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash	$86,437	$209,004
Advances and other receivables	7,320	7,753
Total current assets	93,757	216,757

Investment in mineral properties	169,797	98,269
Investments in unproved oil and gas properties	2,096,337	1,972,050
Oil field equipment	40,855
Other assets	6,368	6,368

TOTAL ASSETS	$2,407,114	$2,293,444

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$98,769	$109,960
Accrued expenses	351,792	414,548
Notes payable	808,365	808,365
Total current liabilities	1,258,926	1,332,873

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 30,975,208 and 28,647,687 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3,097	2,864
Additional paid-in capital	6,258,934	5,560,099
Deficit accumulated during the development stage	(551,606)	(136,631)
Accumulated deficit	(4,430,928)	(4,430,928)
Accumulated other comprehensive loss	(131,309)	(34,833)
Total stockholders' equity	1,148,188	960,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,407,114	$2,293,444

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ending September 30,		Nine months ending September 30,		For the period from January 1, 2009 (inception of the development stage) to
	2011	2010	2011	2010	September 30, 2011

COSTS AND EXPENSES:
General, and administrative	$161,438	$98,364	$452,091	$554,604	$1,770,565
Loss on sale of investments	-	-			157,939
	161,438	98,364	452,091	554,604	1,928,504
Loss from operations	(161,438)	(98,364)	(452,091)	(554,604)	(1,928,504)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	924	(25,025)	4,360	(29,838)	8,541
Interest income	-	-			37,696
Interest expense	(11,010)	(11,582)	(33,030)	(34,745)	(190,208)
Reversal of contested severance and other liabilities		-	65,786	-	638,601
Gain on deconsolidation of variable interest entity	-	-		-	882,268
Net other income (expense)	(10,086)	(36,607)	37,116	(64,583)	1,376,898
Loss before income taxes	(171,523)	(134,971)	(414,974)	(619,187)	(551,606)

Provision for income taxes	-	-	-	-	-

Net loss	$(171,523)	$(134,971)	$(414,974)	$(619,187)	$(551,606)

Net loss per common share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted average common shares - basic and diluted	30,843,069	27,880,617	29,995,097	26,680,950

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ending September 30,		For the period from January 1, 2009 (inception of the development stage) to
	2011	2010	September 30, 2011

Cash flows from Operating Activities:
Net earnings (loss)	$(414,974)	$(619,187)	$(551,606)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	-	-	804
Issuance of common stock for services	3,080	109,550	331,584
Loss on sale of investments	-	-	157,939
Changes in operating assets and liabilities	(73,153)	139,597	(1,286,245)
Net cash used in operating activities	(485,047)	(370,040)	(1,347,524)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(176,344)	(473,722)	(768,737)
Oil field equipment purchases	(42,972)		(42,972)
Proceeds from sales of investments	-	-	206,832
Investment in mineral properties	(79,491)	(30,000)	(121,541)
Net cash provided by (used in) investing activities	(298,807)	(503,722)	(726,418)

Cash flows from financing activities:
Proceeds from loans	-	-	90,657
Proceeds from sales of common stock	629,988	1,095,667	2,023,655
Increase in notes payable	-	-	-
Net cash provided by financing activities	629,988	1,095,667	2,114,312
Effect of Exchange Rates on Cash	31,299	14,330	32,110
Net increase (decrease) in cash	(122,567)	236,235	72,480
Cash - Beginning of period	209,004	102,008	13,957
Cash - End of period	$86,437	$338,243	$86,437

Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$-	$130,121	$129,850
(Increase) decrease in other assets	-	33,140	(143,494)
Increase (decrease) in accounts payable and accrued expenses	(73,153)	(23,664)	(1,275,361)
Increase (decrease) in notes payable	-	-	2,760
Changes in assets and liabilities	$(73,153)	$139,597	$(1,286,245)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non cash financing and investing activities:
Issuance of common stock for mineral property	$16,000	$-	$71,776
Issuance of common stock for unproved oil and gas properties	$50,000	$-	$50,000
Issuance of common stock for services	$3,080	$109,550	$331,584
Issuance of common stock for debt	$-	$-	$35,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine months ending September 30,		For the period from January 1, 2009 (inception of the development stage) to
	2011	2010	Septmeber 30, 2011

Net earnings (loss)	$(414,974)	$(619,187)	$(551,606)
Other comprehensive income (loss):
Foreign currency translation adjustment	$(96,476)	-	(131,309)
Net change in other comprehensive income (loss)	(96,476)	-	(131,309)
Comprehensive income (loss)	$(511,450)	$(619,187)	$(682,915)

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine months Ended September 30, 2011 and 2010

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

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of operations for the interim period ended September 30, 2011, have been included.

The results of operations and the cash flows for the periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

ORGANIZATION

Delta Mutual, Inc.  was incorporated in Delaware on November 17, 1999. Effective March 4, 2008, Delta entered into a Membership Interest Purchase Agreement, pursuant to which Delta acquired, from Egani, Inc. shares of Altony SA, an Uruguayan Sociedad Anonima (“Altony”), which owned 100% of the issued and outstanding membership interests in South American Hydrocarbon Fluids LLC, a Delaware limited liability company  (the name of which was changed to its present name on November 4, 2011 from South American Hedge Fund LLC, “SAHF”).  At the closing of the Agreement, Delta issued 130,000,000 shares of common stock to Egani, Inc., which constituted, following such issuance, a majority of the outstanding shares of the common stock. Immediately following the closing of the Agreement, Altony became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer.  Altony SA closed its business operations and was subsequently dissolved.

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

GOING CONCERN

The consolidated financial statements for the period ended September 30, 2011 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit in the development stage of approximately $552,000, a working capital deficiency of approximately $1.2 million and an accumulated deficiency of approximately $4.4 million as of September 30, 2011.  Additionally, the Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the three and nine months ended September 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will hava a material impact on its financial statements.

2. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

As of September 30, 2011, the Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. SAHF originally purchased an 18% carry-over interest in the Jollin and Tonono concessions on May 15, 2007, and subsequently increased its ownership to 23.5%, 9% of which was carry-over and 14.5% of which was working.  SAHF in 2009 transferred 13.5% to Maxipetrol, under an arrangement where SAHF’s remaining 10% interest would be in a carry-over mode. In exchange, Maxipetrol agreed to refund the Company $500,000 of the Company’s share of costs related to the area.  The refund was used in part to repay outstanding amounts payable to Maxipetrol for prior drilling costs in the amount of $294,000, which were reversed as of December 31, 2009, and the remaining $206,000 was received in cash. The book value of Company’s share that was returned was $158,000 higher than the total consideration received and, accordingly, a loss was recognized in 2009.

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

At September 30, 2011, the Company had an 18% ownership interest in the Tartagal and Morillo oil and gas concessions located in Salta Province, Argentina.  During 2007, SAHF had originally purchased an 18% ownership of these concessions During 2008, SAHF exchanged 50% of its ownership in this investment with a third party, where the acquirer agreed to assume 50% of SAHF’s obligations with respect to future development expenses.

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

As of September 30, 2011, the Company owns 20% of the oil and gas exploration right to five blocks in the Salta Province of Northern Argentina.  This interest is being held in escrow by the managing partner until SAHF is officially admitted into the joint venture of the exploration rights concession.

The ownership interests in The Salta Province Exploration Rights Concession are:

•	Consortium Ketsal Kilwa – 60% (managing partner)

•	Ambika S.A. – 20%

•	SAHF – 20%

During the second quarter of 2010, the Joint Venture began drilling the first well on the Guemes block of The Salta Province Exploration Rights Concession.  SAHF acted as the project manager for this drilling project, but did not charge the joint venture a management fee.  Production testing to verify the commercial sustainability of the well is estimated to commence in the first quarter of 2012. The 2010 concessions, totaling approximately $1.1 million, of which SAHF’s share is approximately $220,000, payable for The Salta Province Exploration Rights Concession are past due and are being contested with the Government by the Joint Venture.

On August 10, 2011, the Company’s tender offer, made through our wholly-owned subsidiary, SAHF, for the ownership right to explore, and eventually, produce oil and natural gas in the block known as “Valle de Lerma”, was declared the winning bid by the Salta provincial government. SAHF made the offer in a joint venture agreement with Grasta SA, a local mid-size gasoline refinery located in Buenos Aires, Argentina. The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2. On October 25, 2011 SAHF was awarded an Exploration and Exploitation Oil & Gas Block License by the Government of Salta, Argentina, and will file an environmental impact study and proceed to reentry and work-over of the wells. SAHF holds a majority of the license interest and is the responsible operator. The license allows SAHF 20 years to explore and produce hydrocarbons with a renewal option of ten more years.

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

As of September 30, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in mineral properties and unproved oil and gas properties.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in unproved oil and gas companies and investment in mineral properties are determined by the Company, which develops its own assumptions and are categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the quarter ended September 30, 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2011.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Cash and cash equivalents	$86,437	$86,437	$-	$-
Investment in mineral properties	169,797			169,797
Unproved oil and gas properties	2,096,337	-	-	2,096,337

Total	$2,353,571	$86,437	$-	$2,266,134

December 31, 2010
Cash and cash equivalents	$209,004	$209,004	$-	$-
Investment in mineral properties	98,269			98,269
Unproved oil and gas properties	1,972,050	-	-	1,972,050

Total	$2,270,323	$209,004	$-	$2,070,319

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the quarter September 30, 2011 and the Company did not have any financial liabilities as of September 30, 2011. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

4. NOTES PAYABLE

	September 30,	December 31,
	2011	2010
Notes payable to three investors, interest at 8%, due August 10, 2011	$150,655	$150,655

Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Note payable to third party interest at 6%, due September 20, 2007	60,000	60,000
Notes payable to stockholders and related parties, interest at 6%, due September 20, 2012	388,970	388,970

Notes payable to third party, interest at 4%, due August 10, 2011	193,740	193,740
	$808,365	$808,365

For the three and nine months ended September 30, 2011 and 2010, the Company recorded interest expense of $11,010 and $11,582, and $33,030, and $34,745, respectively.  The Company is in process of renegotiating the notes payable that are past due.

5. INCOME TAXES

The Company has not made provision for income taxes in the three or nine month periods ended September 30, 2011 and 2010 since the Company has the benefit of net operating losses carried forward in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company recorded a deferred tax asset but fully offset the deferred tax asset by a valuation allowance as of September 30, 2011 or December 31, 2010. The net operating losses carry forwards will begin to expire in varying amounts from year 2019 to 2029, subject to its eligibility as determined by the respective tax regulatory authorities.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:
	September 30, 2011	December 31, 2010
Accrued compensation	$46,020	$141,806
Interest expense	174,238	141,208
Other accrued expenses	131,534	131,534
Total	$351,792	$414,548

7.   STOCKHOLDERS' EQUITY

On April 22, 2009, the Company’s board of directors approved amendments to the Certificate of Incorporation to: (1) effect a 1 for 10 reverse split of all the outstanding common stock; and (2) authorize a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and to authorize the board of directors to issue one or more series of the preferred stock with such designations, rights, preferences and restrictions as determined by majority vote of the directors. Thereafter on April 23, 2009, the Company received written consent from stockholders of the Company holding a majority of the outstanding shares of common stock approving the Amendments. The effective date of the amendments, July 6, 2009, was the date the reverse stock split was made effective for trading purposes by the Financial Industry Regulatory Authority.  All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.

As of September 30, 2011, the board of directors had not authorized the issuance of any series of preferred stock.

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

For the nine months ended September 30, 2011 the Company issued 40,000 shares of common stock valued at $0.40 per share for investment in mineral properties valued at $16,000, 200,000 shares of common stock valued at $0.25 per share the reversion of 9% interest investment in Tartagal and Morillo unproved oil and gas properties and 10,267 shares at $0.30 per share for legal services valued at $3,080.  For the nine months ended September 30, 2010 the Company issued 534,555 shares of common stock valued at approximately $0.28 for services valued at $149,838.

During the nine months ended September 30, 2011 the Company sold 2,077,254 shares of common stock valued at $0.20 to $0.50 per share for $629,988.  During the nine months ended September 30, 2010 the Company sold 3,449,563 shares of common stock valued $0.15 to $0.46 per share for $1,095,667.

8. COMMITMENTS AND CONTINGENCIES

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

Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national andGENERAL

On March 4, 2008, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with Egani, Inc., an Arizona corporation (“Egani”). Pursuant to the Agreement, we acquired from Egani 100% of the shares of stock held by Egani in Altony S.A., an Uruguay Sociedad Anonima, (“Altony”) which owns 100% of the issued and outstanding membership interests in South American Hydrocarbon Fluids LLC, a Delaware limited liability company (formerly South American Hedge Fund LLC, the name of which was changed to its present name on November 4, 2011, sometimes herein referred to as “SAHF”). At the closing of the Agreement, we issued 13,000,000 shares of our Common stock to Egani for the purchase of Altony which constituted, following such issuance, a majority of the outstanding shares of our common stock. Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company with Altony as the acquirer.

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

As of September 30, 2011, we had approximately $86,000 in cash. In the event that the revenues are delayed, we believe that the value of the reserves underlying our oil and gas investments is sufficient to allow us to generate additional liquidity through the sale of equity or borrowings, or through the sale of portions of our carried interests in the properties.

GOING CONCERN

The unaudited consolidated financial statements for the three-month periods ended September 30, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit in the development stage of approximately $552,000, a working capital deficiency of approximately $1.2 million and an accumulated deficiency of approximately $4.4 million as of September 30, 2011.   Successful business operations and our transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. There can be no assurances that there will be adequate financing available to the Company, if the Company requires financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

EXPLORATION AND DEVELOPMENT ACTIVITY

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility will also decline. In addition, the vast majority of our estimated proved reserves at September 30, 2011 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

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

SAHF is responsible for managing the drilling activities in the Salta Province and bears its pro-rata share of the costs. Exploratory drilling activities commenced in April 2010 on the Guemes Block and the first well was spud in September 2010. SAHF paid $106,672 for additional concession fees to become an exploration company in Argentina and incurred $179,806 in exploratory drilling costs during the nine months ended September 30, 2010 that were capitalized as work-in-progress under the full cost method of accounting. In July 2010, SAHF found positive traces of the presence of natural gas and hydrocarbons of low-density quality through its analysis of core samples. Well logging while drilling also confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive. Production testing to verify the commercial sustainability of the well is expected to commence in the first quarter of 2012.

Tartagal and Morillo

As of September 30, 2011, the Company, through SAHF, retained 9% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. SAHF’s participation was increased from 9% to 18% in March 2011, through the purchase of an additional 9% interest in the concession from Ambika S.A. In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, from the other majority owners, for total consideration of approximately $270 million. To date, the working interest owners have expended approximately $27 million on 2D and 3D seismic surveys and other geological studies. The Company expects to begin receiving revenue from the Tartagal and Morillo blocks when the first well is approved for commercial production.

On May 11, 2011, SAHF received the Argentinian Salta Government’s approval for its 18% ownership share for the Tartagal and Morillo concessions. The Company will reclassify approximately $265,000 of costs associated with this property to proved oil and gas properties upon receipt of the reserve report from the third party working interest owner of the joint venture.

Valle de Lerma

On August 10, 2011, the Company’s tender offer, made through our wholly-owned subsidiary, SAHF, for the ownership right to explore, and eventually, produce oil and natural gas in the block known as “Valle de Lerma” was declared the winning bid by the Salta provincial government. SAHF made the offer in a joint venture agreement with Grasta SA, a local mid-size gasoline refinery located in Buenos Aires, Argentina. The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2. On October 25, 2011 SAHF was awarded an Exploration and Exploitation Oil & Gas Block License by the Government of Salta, Argentina, and will file an environmental impact study and proceed to reentry and work-over of the wells. SAHF holds a majority of the license interest and is the responsible operator. The license allows SAHF 20 years to explore and produce hydrocarbons with a renewal option of ten more years.

The Valle de Lerma block has been explored in the past by YPF and several seismic 2D lines were extensively performed to research the area. Two Exploratory Wells were drilled in December 1990 and November 1994 by a private Company; both indicated hydrocarbon traces or presence. In the second well, named "La Troja" (total depth of 1433 mbbp), an oil production of 28 API density was tested at 1277 mbbp for a test time of 19 hs. For strategic reasons, the wells were capped.

The Company and its partner, Grasta Petroleum will develop the block exploration starting with 2D Seismic interpretation with Nexus LLC; geological model application and Hydrocarbon Micro seepage Survey with Geo Microbial Technologies Argentina (Guemes Method), and La Troja well work over with a local Rig Co; the target will be the Cretaceous zone, both in old and new wells.  The exploration terms are four years for the first period, three years for the second and two years for the last period.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

During the three-month period ended September 30, 2011, we incurred a net loss of $172,000, compared to a net loss of $135,000 for the three-month period ended September 30, 2010. The increase in our net loss for the three-month ended September 30, 2011 over the comparable period of the prior year is due to a $63,000 increase in general and administrative expense. In addition, during the three months ended September 30, 2011 the Company recorded a $924 foreign exchange gain on the its US dollar denominated advances to SAHF compared to a $25,000 loss in 2010.

During the nine month period ended September 30, 2011, we incurred a net loss of $415,000, compared to a net loss of $619,000 for the comparable period last year. The decrease in our net loss for the nine months ended September 30, 2011 over the comparable period of the prior year is due to a $103,000 decrease in general and administrative expense and the settlement and reversal of contested severance liabilities of $66,000 in 2011. In addition, during the nine months ended September 30, 2011 the Company recorded a $4,360 foreign exchange gain on the its US dollar denominated advances to SAHF compared to a $29,800 loss in 2010.

LIQUIDITY

At September 30, 2011, we had a working capital deficit of approximately $1.2 million, compared to a working capital deficit of approximately $1.1 million at December 31, 2010.

At September 30, 2011, we had total assets of approximately $2,407,000 compared to total assets of approximately $2,293,000 at December 31, 2010. Cash decreased to $86,000 during the nine months ended September 30, 2011 from $209,000 as of December 31, 2010. Net cash used in operating activities in the nine months ended September 30, 2011 was $485,000, compared to $370,000 in the comparable period in 2010; net cash used in investing activities was $299,000 in 2011, as compared with $504,000 in 2010. Cash used in operations activities and investing activities in the nine months ended September 30, 2011 and 2010 was offset by net cash provided from financing activities of $630,000 and $1,096,000, respectively.

Estimated 2012 Capital Requirements

In the case of the Jollin and Tonono and Tartagal and Morillo oil and gas properties, we have carryover interests; therefore, no further immediate capital expenditures are required on our part. For the exploration rights in Salta Province, we have completed the drilling and development of one well in Guemes. We have sufficient funds for our portion (20%) of the costs of installation of the battery storage facility to complete the Guemes production and storage facilities. In the event our revenue expectations for 2012 are not met, we believe we have access to sufficient capital for required capital investments in our existing properties.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of Three and Nine months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates.

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

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Principal Date	Total Offering Price/ Title and Amount(1)	Purchaser	Underwriter	Underwriting Discounts
July 1, 2011	76,000 shares of common stock.	Private investor.	NA	$0.23 per share/NA
July 1, 2011	30,000 shares of common stock.	Private investor.	NA	$0.20 per share/NA
July 8, 2011	65,250 shares of common stock.	Private investor.	NA	$0.23 per share/NA
August 12, 2011	300,000 shares of common stock.	Private investor.	NA	$0.32 per share/NA
October 7, 2011	31,818 shares of common stock.	Private investor.	NA	$0.23 per share/NA

(1) The issuances to employees, consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D, Regulation S or Rule 701 promulgated by the SEC under the Securities Act.
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

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

BY:	/s/ Daniel R. Peralta
Daniel R. Peralta
President, Chief Executive Officer and Principal Financial Officer

Dated: November 14, 2011

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