Form 10-K/A
period 2010-12-31
DELTA MUTUAL INC
filed 2011-12-16
CIK 1112985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

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

Number of shares of Common Stock outstanding as of April 26, 2011: 29,828,691.

TABLE OF CONTENTS

PART I	1
Item 1. Business.
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. [Removed and Reserved.]
PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	1
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data	8
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits and Financial Statement Schedules	41

ii

EXPLANATORY NOTE

Delta Mutual, Inc. (referred to in this report as "we", “Delta” or the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed May 16, 2011 (the "2010 Annual Report") as a result of the review of the Company’s financial statements included in its 2008, 2009 and 2010 Annual Reports by the Securities and Exchange Commission (the "Commission").

The Company's consolidated audited financial statements for the fiscal year ended December 31, 2010 and the notes thereto (the "2010 Financial Statements") are being modified to reflect responses to the Commission's comments in respect of restatements of the Company’s financial statements for its December 31, 2008 and 2009 fiscal years.

This Form 10-K/A for the fiscal year ended December 31, 2010, is being amended solely to reflect certain changes in Part II, Item 8, Financial Statements and Supplementary Data, to set forth the above modifications, as well as to set forth certain related revised disclosure in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the discussion in which has been updated where necessary solely to reflect adjustments made to the financial statements as a result of the restatement for fiscal years 2008 and 2009. The other items of the 2010 Annual Report are not included in this Form 10-K/A. Any forward-looking statements included in this Form 10-K/A for the fiscal year ended December 31, 2010, represent management's view as of the original filing date of the 2010 Annual Report as explained above.

PART II

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

During the year ended December 31, 2010, we incurred a net loss of $873,481 compared to net income of $736,850 for the year ended December 31, 2009. The decrease in our net income for the year ended December 31, 2010 over the comparable period of the prior year is primarily due to a $330,660 increase in general and administrative expenses, a $5,455 foreign exchange loss on the Company’s US dollar denominated advances to SAHF, and a $70,226 increase in interest expense.  Furthermore, in 2009, the Company had a gain of approximately $882,000 on the deconsolidation of Envirotech and other income of approximately $582,000, consisting of write-down of payroll and consulting accruals and settled accounts payable originating several years ago and considered no longer payable.

2009 COMPARED TO 2008

For accounting and financial reporting purposes only, our acquisition of Altony on March 4, 2008 was treated as a reverse merger, with Altony as the acquirer. Our consolidated financial statements for the year ended December 31, 2007 are those of Altony (including its SAHF subsidiary on a consolidated basis). In 2009, we had a gain from continuing operations of approximately $835,000, primarily as a result of again of approximately $882,000 on the deconsolidation of Envirotech, compared to a net loss from continuing operations of approximately $2,270,000 in the year ended December 31, 2008. Our general and administrative expenses decreased in the year ended December 31, 2009, to approximately $636,000, from approximately $1,490,000 in 2008.  In 2008, we also had a loss on the sale of investments of $860,000, as compared with approximately $158,000 in 2009.  In the year ended December 31, 2009, we also had other income of approximately $582,000, consisting of write-down of payroll and consulting accruals and settled accounts payable originating more than two years ago and were considered no longer payable.

LIQUIDITY

At December 31, 2010, we had a working capital deficit of approximately $1,116,000, compared with working capital deficits of approximately $1,065,000 million and $2,427,000 at December 31, 2009 and December 31, 2008, respectively.

At December 31, 2010, we had total assets of approximately $2,293,000 compared to total assets of approximately $1,750,000 and $1,795,000 at December 31, 2009 and 2008, respectively. Cash increased approximately $107,000 for the year ended December 31, 2010, compared to $88,000 and $14,000 in 2009 and 2008, respectively. Net cash used in operating activities in 2010 was approximately $478,000, as compared with approximately $359,000 in 2009 and $2.5 million in 2008; net cash used in investing activities was approximately $635,000 in 2010, as compared with cash generated of approximately $151,000 in 2009 and cash generated of approximately $2.3 million in 2008. Cash used in operations activities was offset by net cash provided from financing activities of approximately $1,219,000 in 2010 compared to approximately $296,000 in 2009 and approximately $226,000 in 2008.

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

Item 8. Financial Statements and Supplementary Data.

DELTA MUTUAL, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	10

Consolidated balance sheets as of December 31, 2010, 2009 and 2008	16

Consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 and for the period from inception of development stage (January 1, 2009) to December 31, 2009	17

Consolidated statement of stockholders’ equity for the years ended December 31, 2010, 2009 and 2008	18

Consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008, and for the period from inception of development stage (January 1, 2009) to December 31, 2009	19

Notes to consolidated financial statements	22

Madsen & Associates, CPA

684 East Vine Street

Murray, UT 84107

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Delta Mutual, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Delta Mutual, Inc. and Subsidiaries (collectively, the “Company”) (a development stage company) as of December 31, 2010 and the related consolidated statements of operations, equity, comprehensive income (loss) and cash flows for the year then ended and for the period January 1, 2009 (inception of the development stage) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We also audited the adjustments in Note 2 that were applied to restate the consolidated financial statements as of and for the year ended December 31, 2008.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the December 31, 2008 financial statements other than with respect to the adjustments, and accordingly, we do not express an opinion or any other form of assurance on the December 31, 2008 financial statements taken as a whole.  The December 31, 2008 financial statements were audited by another auditor whose opinion is dated April 13, 2009.  The predecessor auditor reported on such financial statements before the restatement.

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

/s/ Madsen & Associates, CPA

Murray, Utah
May 16, 2011, except for Note 2, which is as of December 9, 2011

REPRINTED

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

We have audited the accompanying consolidated balance sheet of Delta Mutual, Inc. and subsidiaries (“Delta” or the “Company”) as of December 31, 2008 and the related consolidated statement of operations, stockholders’ deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Delta Mutual Inc. and Subsidiaries, for the year ended December 31, 2007, were audited by other auditors whose report dated June 20, 2008, expressed an unqualified opinion on those statements.

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

Subsequent to our auditor’s report dated April 13, 2009, additional documentation was provided to us in connection with the oil and gas concessions owned by the Company.  Consequently, as described in Note 18 to the consolidated financial statements, the Company has restated its 2008 consolidated financial statements.

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

Wiener, Goodman & Company, P.C.

Eatontown, New Jersey
May 15, 2009

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009	2008
		(As Restated)	(As Restated)

ASSETS

Current Assets:
Cash	$209,004	$102,008	$13,957
Advances and other receivables	7,753	137,776	-
Total current assets	216,757	239,784	13,957

Property and equipment, net	-	-	804
Investments in non-consolidated affiliates	-	-	1,780,024
Investment in mineral properties	98,260	-	-
Investments in unproved oil and gas properties	1,972,050	1,470,713	-
Other assets	6,368	39,508	650

TOTAL ASSETS	$2,293,444	$1,750,005	$1,795,435

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$109,960	$134,192	$363,004
Accrued expenses	414,548	364,770	1,363,395
Convertible debt	-	-	253,740
Notes payable	808,365	805,605	461,208
Total current liabilities	1,332,873	1,304,567	2,441,347

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2010 ,2009 and 2008, respectively	-	-	-
Common stock $0.0001 par value authorized 250,000,000 shares; 28,647,687, 24,211,475 and22,493,955 shares issued and outstanding at December 31, 2010,2009 and 2008, respectively	2,864	2,421	2,249
Additional paid-in capital	5,560,099	4,137,095	3,782,767
Earnings (deficit) accumulated during the development stage	(136,631)	736,850	-
Accumulated deficit	(4,430,928)	(4,430,928)	(4,430,928)
Accumulated other comprehensive loss	(34,833)	-	-
Total stockholders' equity (deficit)	960,571	445,438	(645,912)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,293,444	$1,750,005	$1,795,435

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ending December 31,			For the period from January 1, 2009 (inception of the development stage) to
	2010	2009	2008	December 31, 2010
		(As Restated)
Revenue:
Sales commissions	$-	$-	$43,365	$-

Costs and expenses:
General and administrative expenses	824,570	493,904	1,490,333	1,318,474
Loss on sale of investments	-	157,939	860,000	157,939
	824,570	651,843	2,350,333	1,476,413
Loss from continuing operations	(824,570)	(651,843)	(2,306,968)	(1,476,413)

Foreign exchange loss	(5,445)	-	-	(5,445)
Interest income	-	37,696	26,386	37,696
Interest expense	(43,466)	(113,712)	(6,746)	(157,178)
Other income		582,441	-	582,441
Gain on deconsolidation of variable interest entity		882,268	-	882,268
Income (loss) from continuing operations before provision for income taxes	(873,481)	736,850	(2,287,328)	(136,631)
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	(873,481)	736,850	(2,287,328)	(136,631)
Discontinued operations:
Loss on disposal of Far East operations and South American Hedge Fund operations, and United States construction technology activities	-	-	(2,310,473)	-
Net income (loss)	$(873,481)	$736,850	$(4,597,801)	$(136,631)
Net income (loss) per common share:
Basic and Diluted
Net income (loss) from continuing operations	$(0.03)	$0.03	$(0.11)

Net loss from discontinued operations	$-	$-	$(0.11)

Net income (loss) per common share	$(0.03)	$0.03	$(0.22)

Weighted average common shares - basic and diluted	27,124,031	22,779,263	20,858,566

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Fore the Years Ending December 31, 2010, 2009 and 2008
From Inception of Development Stage (January 1, 2009) to December 31, 2010

	Number of			Earnings (Deficit)	Retained	Accumulated	Total
	Common	Common	Paid in	Accumulated	Earnings	Other Comprehensive	Stockholders'
	Shares	Stock	Capital	During the Development Stage	(Deficit)	Income (Loss)	Equity (Deficit)
Balance, January 1, 2008	13,000,000	$1,300	$2,598,700	$-	$1,869,468	$-	$4,469,468

Effect of reverse acquisition	7,888,295	789	7,099	-	(1,716,087)	-	(1,708,199)

Issuance of common stock for services (valued at $0.20 - $0.50 per share)	1,055,000	106	238,394	-	-	-	238,500

Issuance of common stock for debt (valued at $0.50 - $0.70 per share)	230,057	23	143,577	-	-	-	143,600

Issuance of common stock for interest (valued at $0.50 - $0.70 per share)	11,563	1	7,047	-	-	-	7,048

Contribution from stockholder	-	-	1,000	-	-	-	1,000

Stock based compensation expense	-	-	786,980	-	-	-	786,980

Net loss	-	-	-	-	(4,584,309)	-	(4,584,309)

Balance, December 31, 2008, as previously reported	22,184,915	2,219	3,782,797	-	(4,430,928)	-	(645,912)

Restatement (see Note 2)	309,000	30	(30)	-	-	-	-

Balance December 31, 2008, as restated	22,493,955	2,249	3,782,767	-	(4,430,928)	-	(645,912)

Issuance of common stock for services (valued at $0.60 per share)	200,000	20	119,980	-	-	-	120,000

Issuance of common stock toward debt conversion (valued at $0.58 per share)	60,000	6	34,994	-	-	-	35,000

Issuance of common stock for services (valued at $0.40 per share)	28,572	3	9,997	-	-	-	10,000

Issuance of common stock for services (valued at $0.15 per share)	130,000	13	19,487	-	-	-	19,500

Sales of common stock (valued at $0.06 to $0.23 per share)	1,298,748	130	169,870	-	-	-	170,000

Net income	-	-	-	736,850	-	-	736,850

Comprehensive income (loss)	-	-	-	-	-	-	-

Balance December 31, 2009, as restated	24,211,275	2,421	4,137,095	736,850	(4,430,928)	-	445,438

Issuance of common stock for services and mineral property valued at $0.28 to $0.42 per share	667,355	67	234,713	-	-	-	234,780

Sales of common stock valued at $0.15 to $0.50 per share	3,769,057	376	1,188,291	-	-	-	1,188,667

Net loss				(873,481)	-	-	(873,481)

Foreign currency adjustment - comprehensive loss				-	-	(34,833)	(34,833)

Balance December 31, 2010	28,647,687	$2,864	$5,560,099	$(136,631)	$(4,430,928)	$(34,833)	$960,571

The accompanying notes are an integral part of the consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ending December 31,			For the period from January 1, 2009 (inception of the development stage) to
	2010	2009	2008	December 31, 2010
		(As Restated)	(As Restated)
Cash flows from Operating Activities:
Net earnings (loss)	$(873,481)	$736,850	$(4,584,309)	$(136,631)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	-	804	25,641	804
Impairment charge	-	-	467,995	-
Issuance of common stock for services and debt conversion	179,004	149,500	238,500	328,504
Loss on sale of investments	-	157,939	860,000	157,939
Gain on disposal of operations	-	-	(230,057)
Stock based compensation expense	-	-	786,980
Changes in operating assets and liabilities	190,978	(1,404,071)	(62,560)	(1,213,093)
Net cash used in operating activities	(503,499)	(358,978)	(2,497,810)	(862,477)
Cash flows from investing activities:
Net cash acquired upon effect of reverse acquisition	-	-	57,633	-
Oil and gas properties exploration and development costs	(536,934)	(55,460)	-	(592,394)
Proceeds from sales of investments	-	206,832	7,263,823	206,832
Purchase of investments	-	-	(2,618,502)	-
Purchase of exploration rights	-	-	(697,000)	-
Purchase of concession investments	-	-	(1,720,000)	-
Investment in mineral properties	(42,050)	-	-	(42,050)
Net cash provided by (used in) investing activities	(578,984)	151,372	2,285,954	(427,612)

Cash flows from financing activities:
Proceeds from loans	-	90,657	280,553	90,657
Proceeds from sales of common stock	1,188,667	205,000	-	1,393,667
Repayment of loan	-	-	(60,000)	-
Contribution from stockholder	-	-	1,000	-
Other proceeds	-	-	4,260	-
Net cash provided by financing activities	1,188,667	295,657	225,813	1,484,324
Effect of Exchange Rates on Cash	811			811
Net increase in cash	$106,996	$88,051	$13,957	$195,047
Cash - Beginning of period	102,008	13,957	-	13,957
Cash - End of period	$209,004	$102,008	$13,957	$209,004

The accompanying notes are an integral part of the consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ending December 31,			For the period from January 1, 2009 (inception of the development stage) to
	2010	2009	2008	December 31, 2010
		(As Restated)	(As Restated)
Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$129,850	$-	$1,914	$129,850
(Increase) decrease in other assets	33,140	(176,634)	-	(143,494)
Increase (decrease) in accounts payable and accrued expenses	25,228	(1,227,437)	(64,474)	(1,202,209)
Increase (decrease) in notes payable	2,760		-	2,760
Changes in assets and liabilities	$190,978	$(1,404,071)	$(62,560)	$(1,213,093)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-

Supplementary information:
Non cash financing and investing activities:
Issuance of common stock for mineral property	$55,776	$-	$-	$55,776
Issuance of common stock for services	$179,004	$149,500	$7,048	$328,504
Issuance of common stock for debt	$-	$35,000	$143,600	$35,000

The accompanying notes are an integral part of the consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ending December 31,			For the period from January 1, 2009 (inception of the development stage) to
	2010	2009	2009	December 31, 2010
		(As Restated)
Net earnings (loss)	$(873,481)	$736,850	$(4,597,801)	$(136,631)
Other comprehensive income (loss):
Foreign currency translation adjustment	(34,833)	-	-	(34,833)
Net change in other comprehensive income (loss)	(34,833)	-	-	(34,833)
Comprehensive income (loss)	$(908,315)	$736,850	$(4,597,801)	$(171,465)

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

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
As of and for the Years Ended December 31, 2010, 2009 and 2008

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

LONG-LIVED ASSETS

The Company reviews property and equipment, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-15-35, "Impairment or Disposal of Long-Lived Assets" ("ASC 360-15-35"). If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified. Because the Company discontinued its operations in the Far East (Indonesia) as of June 30, 2008 and discontinued its construction technology activities as of December 31, 2008, the property and equipment and intangible assets related to these operations were evaluated for impairment. Based on the results of that analysis, the Company recorded an impairment charge of approximately $468,000 during the year ended December 31, 2008.

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

Investments in non-consolidated affiliates consist of the Company’s ownership interests in oil and gas development and exploration rights in Argentina, net of impairment losses if any.  These investments were reclassified to unproved oil and gas properties after the Company was officially admitted into the joint ventures for each of the properties.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

STOCK BASED COMPENSATION

The Company had a stock-based compensation plan under which stock options are granted to employees. The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (FASB), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of income.  The Company uses the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. The Company recognized stock based compensation expense of approximately $787,000 in 2008 (none in 2009 and 2010).

OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful, as well as, unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated future net revenues as discussed above are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties, except in unusual circumstances. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

The Company accounts for its investments in oil and gas properties using the equity method of accounting.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.  As of December 31, 2010 and 2009, all of the Company’s property and equipment is fully depreciated.

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

Management believes that the Company does not have any significant uncertain tax positions for the years ended December 31, 2010 2009 and 2008, respectively, and considering its loss making history since inception. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2010, 2009 and 2008, respectively. Management believes that this will not have a material adverse impact on the Company’s consolidated financial position, its results of operations and its cash flows.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

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

DISCONTINUED OPERATIONS

During the quarter ended June 30, 2008, the Company discontinued all its operations in the Far East (Indonesia). During the quarter ended December 31, 2008, the Company discontinued all of its construction technology activities that were carried out by its wholly owned subsidiary, Delta Technologies, Inc. and the trading of securities by its South American Hedge Fund subsidiary. These discontinued operations resulted in a loss of $2,310,473 for the year ended December 31, 2008.  There were no discontinued operations in 2009 or 2010.

The summarized statement of loss for discontinued operations is as follows:

2008

Net sales	$(2,077,576)

Impairment	(467,994)

Benefit (Provision) for income taxes	230,057

Loss from discontinued operations, net of taxes	$(2,310,473)

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
As of and for the Years Ended December 31, 2010, 2009 and 2008

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to non-employees under ASC 718, "Compensation-Stock Compensation" ("ASC 718").  The compensation cost of the awards is based on the grant date fair-value of these awards as calculated for recognition under ASC 718.

For the years ended December 31, 2010, 2009 and 2008, the Company issued 534,555, 358,572 and -0- shares and recorded compensation expense of $179,004, $149,500 and nil, respectively.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

2.  RESTATED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In the second quarter of 2010, the Company identified the number of common shares issued and outstanding was understated by approximately 375,000 shares, or 1.6% as of December 31, 2009. The Company also determined that approximately, 29,000 shares had been issued in lieu of payment for consulting services performed by third parties and approximately 37,000 shares were issued to third parties for cash that was used for travel expense by the Company. Accordingly, the Company recorded additional expense of $15,500 for the year ending December 31, 2009, which resulted in a reduction of net income from $850,091, as previously reported, to $834,591 as restated. An increase of approximately 309,000 shares outstanding is attributable to the net impact of the reverse merger in 2008 and, accordingly, $30 was reclassified from additional paid in capital to common stock as of December 31, 2008. The Company has reflected the impact of these adjustments and the increase in shares outstanding in its Consolidated Financial Statements for the years ending December 31, 2009 and 2008.

Additionally, during the year ending December 31, 2010, the Company determined that interest expense on its notes payable for prior years has been understated due to an error by $97,741, which resulted in a reduction of net earnings from $834,591 to $736,850, as restated.  The Company also determined that is was a development stage company as of January 1, 2009 and has reclassified the earnings (losses) accumulated during the period from inception to December 31, 2010 to a separate line in the equity statement.  Furthermore, the Company has reclassified $35,000 from the conversion of a note payable out of cash flow from operations in 2009 and into cash flow from financing activities.

The following represents the restated consolidated financial statements as of December 31, 2009 and adjustments related to the consolidated financial statements.

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

CONSOLIDATED BALANCE SHEET

	December 31,		December 31,
	2009	Adjustment	2009
	(As Reported)		(As Restated)

ASSETS

Current Assets:
Cash	$102,008	$-	$102,008
Advances and other receivables	137,776	-	137,776
Total current assets	239,784	-	239,784

Investments in unproved oil and gas properties	1,470,713	-	1,470,713
Other assets	39,508	-	39,508

TOTAL ASSETS	$1,750,005	$-	$1,750,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$134,192	$-	$134,192
Accrued expenses	267,029	97,741	364,770
Notes payable	805,605	-	805,605
Total current liabilities	1,206,826	97,741	1,304,567

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value	-	-	-
Common stock $0.0001 par value	2,384	37	2,421
Additional paid-in capital	4,121,632	15,463	4,137,095
Earnings accumulated during the development stage	-	736,850	736,850
Accumulated Deficit	(3,580,837)	(850,091)	(4,430,928)
Accumulated other comprehensive loss	-	-	-
Total stockholders' equity	543,179	(97,741)	445,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,750,005	$-	$1,750,005

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ending December 31,
	2009	Adjustments	2009
	(As Reported)		(As Restated)
Costs and expenses:
General, and administrative	$478,404	$15,500	$493,904
Loss on sale of investments	157,939	-	157,939
Total costs and expenses	636,343	15,500	651,843
Loss from operations	(636,343)	(15,500)	(651,843)

Other Income (Expense):
Interest income	37,696	-	37,696
Interest expense	(15,971)	(97,741)	(113,712)
Other income	582,441	-	582,441
Gain on deconsolidation of variable interest entity	882,268	-	882,268
Net other income (expense)	1,486,434	(97,741)	1,388,693
Income (loss) before income taxes	850,091	(113,241)	736,850

Provision for income taxes	-	-	-
Net earnings (loss)	$850,091	$(113,241)	$736,850

Net earnings (loss) per common share:
Basic and Diluted	$0.04	$(0.01)	$0.03
Weighted average common shares - basic and diluted	23,107,329	(328,066)	22,779,263

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ending December 31,
	2009	Adjustments	2009
	(As Reported)		(As Restated)
Cash flows from Operating Activities:
Net earnings (loss)	$850,091	$(113,241)	$736,850
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	804	-	804
Issuance of common stock for services	174,500	(25,000)	149,500
Loss on sale of investments	157,939	-	157,939
Changes in operating assets and liabilities	(1,501,812)	97,741	(1,404,071)
Net cash used in operating activities	(318,478)	(40,500)	(358,978)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(55,460)	-	(55,460)
Proceeds from sales of investments	206,832	-	206,832
Net cash provided by (used in) investing activities	151,372	-	151,372

Cash flows from financing activities:
Proceeds from loans	90,657	-	90,657
Proceeds from sales of common stock	164,500	40,500	205,000
Net cash provided by financing activities	255,157	40,500	295,657
Net increase in cash	$88,051		$88,051
Cash - Beginning of period	13,957		13,957
Cash - End of period	$102,008		$102,008
Changes in operating assets and liabilities consists of:
(Increase) decrease in other assets	(176,634)	-	(176,634)
Increase (decrease) in accounts payable and accrued expenses	(1,325,178)	97,741	(1,227,437)
Changes in assets and liabilities	$(1,501,812)	$97,741	$(1,404,071)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non cash financing and investing activities:
Issuance of common stock for mineral property	$55,776	$-	$-
Issuance of common stock for services	$-	$35,000	$35,000

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

3.  ACQUISITION

Effective March 4, 2008, the Company entered into a Membership Interest Purchase Agreement, pursuant to which the Company acquired from Egani, Inc. all the shares of stock of Altony SA, an Uruguayan Sociedad Anonima (“Altony”), which owns 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (sometimes referred to as “SAHF”). At the closing of the Agreement, the Company issued 13,000,000 shares of its common stock to Egani, Inc., which constituted, following such issuance, a majority of the outstanding shares of its common stock. Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer.

The acquired assets and liabilities assumed of Delta Mutual from the reverse acquisition were as follows:

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
As of and for the Years Ended December 31, 2010, 2009 and 2008

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

5. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

Prior to official admittance into the joint ventures, the Company classified its investment in unproved oil and gas properties as investments in non-consolidated affiliates.

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

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

As of December 31, 2010, the Company owns 20% of the oil and gas exploration rights to five blocks in the Salta Province of Northern Argentina.  The managing partner holds this interest in escrow until SAHF is officially admitted into the joint venture of the exploration rights concession.

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

The Company evaluated these investments for impairment and concluded that, except as described above, no loss in value occurred as of December 31, 2010. The following table summarizes the Company’s investments in these unproved oil and gas properties

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

	Concession	Exploration
	Investments	Rights	Total

At December 31, 2007	$2,300,000	$—	$2,300,000

Adjustment of purchase price	(580,000)	—	(580,000)

Disposition of investment, net	(860,000)	—	(860,000)

Additional investment in 2008	223,024	697,000	920,024

Equity in net earnings (loss)	—	—	-

At December 31, 2008 (classified as investment in non-consolidated affiliates in 2008)	1,083,024	697,000	1,780,024

Additional investments in 2009 for well overhaul costs, canons and insurance	349,000	—	349,000

Adjustment of additional investment during 2009 and 2008	(293,540)	—	(293,540)

Disposition of investment, net	(364,771)	—	(364,771)

At December 31,2009	773,713	697,000	1,470,713

Additional investments in canons	139,762	—	139,742

Drilling and development costs	—	397,172	397,172

Translation gain (loss)	(19,995)	(15,642)	(35,597)

At December 31, 2009	$893,520	$1,978,539	$1,972,050

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
As of and for the Years Ended December 31, 2010, 2009 and 2008

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2010, 2009 and 2008.

December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$209,004	$209,004	$-	$-
Unproved oil and gas properties	1,972,050			1,972,050
Investment in mineral properties	98,269			98,269
Total	$2,279,323	$209,004	$-	$2,070,319

December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$102,008	$102,008	$-	$-
Unproved oil and gas properties	1,470,713			1,470,713
Total	$1,572,712	$102,008	$-	$1,470,713

December 31, 2008	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$13,957	$13,957	$-	$-
Investments in non-consolidated affiliates	1,780,024			1,780,024
Total	$1,793,981	$13,957	$-	$1,780,024

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

At December 31, 2009, the Company reclassified convertible debt of $253,740 into notes payable based on an arrangement with respective note holders.

For the years ended December 31, 2009 and 2008, the Company included unpaid interest expense in accrued expenses on the Company's consolidated financial statements.

8. NOTES PAYABLE

December 31,	2010	2009	2008
Notes payable to three investors, interest at 8%, due August 10, 2011	150,655	150,655	150,655
Note payable to third party, interest at 6% due April 2009 (1)	-	-	30,000
Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000	-
Note payable to third party interest at 6%, due September 20, 2007	60,000	60,000	-
Notes payable to stockholders and related parties, interest at 6%, due June 20, 2012	388,970	401,201	280,553
Notes payable to third party, interest at 6%, due August 10, 2011	193,740	178,740	-
Total	$808,365	$805,605	$461,208

(1) During 2009, the Company converted this note including interest payable into equity by issuing common stock.

The Company included accrued interest payable on the aforesaid notes in accrued expenses for the years ending December 31, 2010, 2009 and 2008, respectively.  Interest expense for the years ended December 31, 2010, 2009 and 2008 was $43,466, $113,712 and $6,746, respectively.

9. ACCRUED EXPENSES

December 31,	2010	2009	2008
Accrued compensation	$141,806	$131,806	$694,804
Accrued interest	141,207	97,741	66,664
Accrued expenses	131,534	135,223	668,591

Total	$414,548	$364,770	$1,363,395

10. INCOME TAXES

The Company has not made provision for income taxes in the years ended December 31, 2010, 2009 and 2008, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

Deferred income tax assets consist of:

December 31,	2010	2009	2008
Net operating loss carry-forwards	$1,772,000	$1,440,700	$1,728,000

Less valuation allowance	(1,772,000)	(1,440,700)	(1,728,000)

Deferred income tax assets, net	$—	$—	$—

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 39%, the Company has determined it to be more likely than not that a deferred income tax asset of approximately $1,772,000, $1,440,700 and $1,728,000 attributable to the future utilization of the approximately $4,544,000, $3,694,000 and $4,431,000 in eligible net operating loss carry-forwards as of December 31, 2010, 2009 and 2008, respectively, will not be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forwards will begin to expire in varying amounts from year 2019 to 2029.

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

12.   STOCKHOLDERS' EQUITY

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

The Company had outstanding employee stock options of 350,000 that were exercisable as of December 31, 2008.  As of December 31, 2009, none of the eligible employees exercised such options and therefore the options either were cancelled or expired upon termination of employee stock option plan through a resolution of the board of directors

DELTA MUTUAL, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

13. COMMITMENTS AND CONTINGENCIES

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

OPERATING LEASES

The renewal of the Company’s lease for its principal office space in Arizona on a month-to-month basis became effective in November 2010 at a monthly rental of $1,277. Future minimum lease payments under operating leases for the year ending December 31, 2011 approximate $16,000. The Company recorded lease rental expenses in the amount of $18,157, $30,577 and $31,800 for the years ending December 31, 2010, 2009 and 2008, respectively, in the accompanying consolidated statements of operations.

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
As of and for the Years Ended December 31, 2010, 2009 and 2008

14. SUBSEQUENT EVENTS

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

10.60
Partnership Agreement on Kaia Mining Properties, dated March 12, 2010, by and among Southamerican Hedge Fund, Oscar Daniel Chedrese and Servicios Mineros SA.  Incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed with the Commission on May 16, 2011.

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

Dated: December 16, 2011

By:/s/ Daniel R. Peralta
Daniel R. Peralta
President, Chief Executive Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on December 16, 2011.

/s/ Daniel R. Peralta
Daniel R. Peralta, President, Chief Executive Officer and Director

/s/ Malcolm W. Sherman
Malcolm W. Sherman
Executive Vice President and Director