Form 10-K/A
period 2010-12-31
DELTA MUTUAL INC
filed 2012-02-28
CIK 1112985

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

ii

EXPLANATORY NOTE

Delta Mutual, Inc. (referred to in this report as "we", “Delta” or the "Company") is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed May 16, 2011 (the "2010 Annual Report") as a result of the review of the Company’s financial statements included in its 2008, 2009 and 2010 Annual Reports by the Securities and Exchange Commission (the "Commission").

The Company's consolidated audited financial statements for the fiscal year ended December 31, 2010 and the notes thereto (the "2010 Financial Statements") were modified in Amendment No. 1 to the 2010 Annual Report to reflect responses to the Commission's comments in respect of restatements of the Company’s financial statements for its December 31, 2008 and 2009 fiscal years.

This Form 10-K/A for the fiscal year ended December 31, 2010, is being amended solely to reflect certain changes in the Part II, Item 8, Financial Statements and Supplementary Data, to set forth certain modifications,in the two Reports of Independent Registered Public Accounting Firms. The other items of the 2010 Annual Report are not included in this Form 10-K/A. Any forward-looking statements included in this Form 10-K/A for the fiscal year ended December 31, 2010, represent management's view as of the original filing date of the 2010 Annual Report as explained above.

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

We also audited the adjustments described in Note 2 that were applied to restate the consolidated financial statements as of and for the year ended December 31, 2009. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the December 31, 2009 financial statements other than with respect to the adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2009 financial statements taken as a whole. The December 31, 2009 financial statements were audited by other auditors who have ceased operations whose opinion is dated April 15, 2010, except for Note 2 as to which the date is July 19, 2010. The predecessor auditor reported on such financial statements before the restatement.

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

/s/ Madsen & Associates, CPA

Murray, Utah
May 16, 2011, except for Note 2, which is as of December 9, 2011

The Report reprinted below is a copy of a previously issued report, and the predecessor auditor has not reissued the report.

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

Dated: February 28, 2012

By:/s/ Daniel R. Peralta
Daniel R. Peralta
President, Chief Executive Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on February 28, 2012.

/s/ Daniel R. Peralta
Daniel R. Peralta, President, Chief Executive Officer and Director

/s/ Malcolm W. Sherman
Malcolm W. Sherman
Executive Vice President and Director