Form 10-K
period 2011-12-31
DELTA MUTUAL INC
filed 2012-04-16
CIK 1112985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-30563

DELTA MUTUAL, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	14-1818394
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

15100 North 78th Place, Suite 200, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (480) 483-0420

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,308,381.

Number of shares of Common Stock outstanding as of April 13, 2012: 32,010,826.

ii

iii

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

Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in the parent of South American Hydrocarbon Fluids LLC, a Delaware limited liability company (formerly South American Hedge Fund LLC, sometimes herein referred to as “SAHF”). For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with the parent of SAHF as the acquirer. SAHF maintains a branch office in Argentina, where it is engaged in oil and gas exploration and development activities.

Our principal offices are located at 15100 North 78th Place, Scottsdale, AZ 85260. Our telephone number is (480) 483-0420. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTZ.OB".

General

We are a development stage independent oil and gas company engaged in oil and gas concession investments, exploitation, production and exploration activities primarily in Argentina. In addition, we have ownership interests in certain mineral rights that are located in Argentina.

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

Our investments have focused on concessions where there are shut-in, plugged and abandoned wells that have, in our assessment, a high probability of additional recovery of reserves through revitalization processes that are commonly used in the oil and gas industry. The revitalization processes are directed toward bringing wells back into production or to enhance production with newer technology.

Our Oil and Gas Investments

Our main source of revenue will derive from the sale of the crude oil and natural gas produced from the oil and gas concessions in which we have made investments. In August 2007, SAHF signed agreements to purchase partial ownership interests in four oil and gas concessions in Northern Argentina. The joint venture owning these concessions then started the process to obtain the necessary government and environmental operating permits for the commercial exploitation of these concessions. While we are not the operators of certain of these concessions, we generally have representation on the operating committees that are responsible for managing the business affairs of these concessions.

At December 2011 the SAHF participations in the Argentina concessions are as follows:

Block	Province	Status	Delta [SAHF] %	Partner(s)
Jollin	Salta	Testing	10% CO	JHP (China), Maxipetrol
Tonono	Salta	Testing	10% CO	JHP (China), Maxipetrol
Tartagal	Salta	2 Work over drilled; 20 prospects	18% CO	New Times Energy (HK), Maxipetrol
Morillo	Salta	3D seismic interpretation; 2 exploratory wells to be drilled	18% CO	New Times Energy (HK), Maxipetrol
Guemes	Salta	Drill Complete	20%	Ketsal
Valle de Lerma	Salta	Workover of La Troja well	70%	Remsa, PetroNexus, Grasta

*CO means a carryover interest in the project.

** Of these five properties, SAHF and its joint venture partner have made initial investments in Guemes.

*** In the Jollin, Tonono and Tartagal, and Morillo concessions the carry over mode relieved SAHF from the payment of canon, landlord fees of any kind or any other expense until production is realized. In the exploratory area Guemes, proportional exploratory canons were paid as explained in the financials.

Agreements with Principle Petroleum Limited

Effective March 30, 2012, we entered into an Asset Purchase and Cooperation Agreement (the “Cooperation Agreement”) with Principle Petroleum Limited (“PPL”), headquartered in the British Virgin Islands. Under the Cooperation Agreement, we have agreed to sell to PPL, for a price of $7,000,000 certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa. Pursuant to a separate Agreement dated March 31, 2012, we have agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000. PPL has also agreed in an Undertaking to provide funds to the operating entities of Valle de Lerma, Selva Maria, San Salvador and Libertador, in the aggregate amount of up to $10,000,000 (San Salvador, Libertador and Selva Maria are pending for approval from the government, which is standard procedure in Argentina). In all of the concession interests mentioned in the Cooperation Agreement and the other agreements, except for Tartagal and Morillo, SAHF will be the operator.

Jollin and Tonono Concessions

SAHF has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. SAHF originally purchased an 20% carry-over interest in the Jollin and Tonono concessions on May 15, 2007, and subsequently increased its ownership to 47%, 20% of which was carry-over and 27% which was working. Subsequently, in 2008, SAHF sold half of its stake, giving SAHF a 10% carry-over and 13.5% working interest in the concessions. SAHF in 2009 transferred 13.5% to Maxipetrol, under an arrangement where SAHF’s remaining 10% interest would be in a carry-over mode.

In December 2008, a reentry workover was made in the Jollin 2 well for 23 days until gas presence was detected in January 3, 2009 with a 170psi associated with the burning test. After several hours of test a strong presence of sand stopped the test. After 10 weeks of workover with two different rigs without a satisfactory performance of the well, a technical decision was taken to perform a 3D seismic job around the Jollin Block including the Jollin 2. After the conclusion of the 3D, estimated for second or third quarter 2012, a side track will be performed in the J2 or a bypass in the trouble stage in the vicinity of 2270 mt of the tubing. The decision will be discussed by the operating committee of the block, but will ultimately be made by the operator and majority stake-holder.

SAHF received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010.

Tartagal and Morillo Concessions

Tartagal Oriental - The Tartagal Oriental (“Tartagal”) exploration license area, extended to February 2014, covers 7,065 square kilometers in Salta Province, located in the northern part of Argentina. Exploration dates back into the mid 20th century, and 22 wells, some oil producers, have been drilled in Tartagal Oriental since the 1960s. Of the 22 wells that have been drilled in Tartagal Oriental in the past decades, several were judged to be workover candidates by New Times Energy Corporation Limited, Hong Kong, the 60% owner and operator of the these  concessions. A two well workover program was designed and carried out in late 2010 and early 2011 for the CA- x1002 and CA- x1 wells. These wells are now in a trial stage of production. Commercial production will commence once the installation of relevant production facilities, including flow lines and tank batteries, are fully completed. After new 2D interpretation done in the Tartagal Block, an exploratory well was drilled and completed in September 2011. Previously drilled wells are being looked at for potential workover drills in 2012.

Morillo - The Morillo exploration license area covers 3,518 square kilometers in Salta Province, contiguous with and south of the Tartagal Oriental license. Granted at the same time as Tartagal Oriental, the Morillo license was also extended to February 2014. In 2011, High Luck ordered a 274 square kilometer 3D seismic to be shot in the southwestern corner of the property because of a recent discovery made by Petrobras in an adjacent block. Once the data is processed and a viable prospect is found, High Luck will drill with a San Antonio rig and team to a depth of approximately 3,000 meters. SAHF had 9% ownership of the Tartagal and Morillo oil and gas concessions located in Salta Province, Argentina, at December 31, 2010. Subsequent to year end, our ownership interest was increased to 18% in March 2011.

On May 11, 2011, SAHF received the Argentinean Salta Government’s approval for its 18% ownership share for the Tartagal and Morillo concessions.

Exploration Rights

(Guemes Block)

On February 6, 2008, SAHF purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina for $697,000. During 2008, SAHF sold 50% of its rights in these concessions to a third party. Provided certain development activities are undertaken by owners, these exploration rights will remain in effect through the year 2011. The initial development costs and fees were paid by the majority owner and SAHF incurred no additional expenses related to this investment in 2008.

Exploratory drilling activities commenced in April 2010 on the Guemes Block and the first well was spud in September 2010. In July 2010, SAHF found positive traces of the presence of natural gas and hydrocarbons of low-density quality through its analysis of core samples. Well logging while drilling also confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive. Production testing to verify the commercial sustainability of the well still needs to be done.

Valle de Lerma Block

On August 10, 2011, the Company’s tender offer, made through our wholly-owned subsidiary, SAHF, for the ownership right to explore, and eventually, produce oil and natural gas in the block known as “Valle de Lerma” was declared the winning bid by the Salta provincial government. SAHF made the offer in a joint venture agreement with Remsa, PetroNexus and Grasta SA, a local mid-size gasoline refinery located in Buenos Aires, Argentina. The joint venture paid $5,000 to enter the international bid and presented a business plan, a contingency plan and economic offer to the government of Salta. In this offer, the Company committed 401 work units in the form of 2D seismic reinterpretation, 3D seismic shooting, and geochemistry for the first exploration period, which is 4 years. Each work unit has the equivalent of $5,000, so the joint venture committed $2,005,000 across a four-year span in the form of "soft" work units, or work units used to discover potential oil fields. The offer was originally approved by Resolution from the Secretary of Energy of the Salta Government, and then approved by a governor's decree in Salta published on August 11, 2011 in the daily bulletin of the province. In addition, the joint venture took out an insurance policy through Fianzas y Credito for the 10% of the committed amount for $1000/quarter, as is mandatory.

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

The Company and its partner, Grasta Petroleum will develop the block exploration starting with 2D Seismic interpretation with PetroNexus SA; geological model application and a hydrocarbon micro seepage survey with Geo Microbial Technologies Argentina (Guemes Method), and La Troja well workover with a local rig company; the target will be the Cretaceous zone, both in old and new wells.  The exploration terms are four years for the first period, three years for the second and two years for the last period.

SAHF currently owns 70% of the rights to explore Valle de Lerma; Grasta owns 5%; PetroNexus owns 20%; and Remsa owns 5%.

In March, 2012, SAHF performed a mandated Environmental Impact Study report for Valle de Lerma through GeoAm. It was shortly after officially filed with the Secretary of Energy of the Province of Salta. The company is expecting its approval in April 2012. Upon the document's approval, the company will commence the La Troja well work over in Valle de Lerma.

In addition, in March 2012, the Company also filed a report related to the work done by OilGraphic for the recently finished reinterpretation of 2D seismic lines that were performed in Valle de Lerma in the 1990's. The net effect of this is that the work commitment will be reduced to half its total value with about three years left for the completion of the first exploration period. The Company is expecting the approval of this request by May 2012.

Caimancito Refinery

On January 13, 2012, we, through our wholly-owned subsidiary, SAHF, signed a purchase option agreement with Cruz Norte, SA to purchase 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. In March, 2012, the purchase option agreement was finalized and signed and Cruz Norte transferred 1/3 of its stake in the refinery to SAHF. The purchase price of the refinery was US$150,000 for the 33.33% of the outstanding shares of Caimancito Refinery; the purchase price is split into two payments of $75,000: one in March 2012, and one in June 2012. So far, the Company has wired to Cruz Norte SA $55,000 in two payments in March 2012.

The Caimancito Refinery was built in the 1980's, in the Province of Jujuy, by Gas del Estado, a formerly State-owned natural gas company in order to produce propane, butane and natural gasoline. In 1997, management converted some of its equipment into equipment used for petroleum distillation and for solvent, gasoline, diesel oil and thinner production. During 2000, a biodiesel plant with the capacity of 10m3/day was built and operated until 2001 when the plant was revamped to 15m3/day. The Caimancito plant is the only refining plant in Jujuy. Currently, the plant is being refurbished and is expected to start refining in mid-2012.

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

The 2010 concessions payable for The Salta Province Exploration Rights Concession are past due and are being contested by the managing partner of the Joint Venture due to the changes in economic conditions since the concession interest was originally purchased by Ketsal, S.A. in 2005. The 2010 concessions total approximately $1.1 million of which SAHF’s share is $220,000. Prior to the drilling of the Guemes well, the managing partner began negotiating with the government of Argentina to have the concessions' penalties waived and it was agreedthat the Government will not draw on the Performance Bond posted by Ketsal, in exchange for opening a well on Guemes and continued development activities in the province. SAHF opened up well in Guemes known as "Dos Morros" and the overdue charges have been waived.

Separately, the managing partner of the Joint Venture is negotiating a carryover arrangement with YPF (which is owned by Repsol) for Cobres and La Union, while Valles Calchaquies and Rosario de la Frontera are under negotiations to be reversed to the province.. Under this agreement, the Joint Venture will sell 70% of its interest in the properties and will retain a 30% carried interest and therefore, does not have to provide the liquidity to drill and develop these blocks. Meanwhile, the joint venture will retain its current percentages in Guemes.

Because of the involvement of different pieces in the mentioned agreements and the normal turn-around time in this type of operations in Argentina, the agreements are expected to be finalized by fourth quarter of 2012. When the transactions are finalized, SAHF will register to become an official member of the new remaining joint venture.

Development Schedule for Our Oil and Gas Investments

The focus of operations for the company's immediate development is Valle de Lerma. The "La Troja" well is expected to be worked over in the second quarter of 2012 and cleared for commercial production shortly after. Once the results from the "La Troja" well are received, the joint venture will proceed to examining potential exploratory drills in the concession.

In addition the operators of Tartagal and Morillo have stated that they expect to be delivering crude to the local refineries as soon as their wells are approved for commercial production and the battery and required lines and infrastructure are installed. The main costs associated with our oil and gas investments are related to oil and gas property acquisition, drilling costs, initial well revitalization, gas pipeline construction and ongoing operating expenses. The revitalization of wells allows short-term cash increases while holding the lease for additional future development.

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

Lithium Project

On March 1, 2010, we purchased control of 51% of approximately 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. This property is held under a concession for a period of 20 years that provides for the following rights: to explore, evaluate, develop, produce and arrange mineral resources on the property. Subject to the terms and conditions of this agreement, SAHF is appointed as Chief Operating Officer (COO) of the project and will be exclusively in charge and will direct all joint operations. The project involves the exploration and eventual exploitation of 29 mines in one block of a salt plateau located in Jujuy Province, Argentina. None of the 29 mines is being actively mined. We have performed sampling and geological analyses with a local geological company to determine value to the property. The condition to retain the claims is payment of the annual fee renewal and the approval of the Operation Plan and Environmental Impact Report by government authorities before any major drilling.

Each of the black dots represents a mine location.

Cachi

In the fourth quarter of 2010, SAHF exercised a purchase option agreement with Minera Ansotana, SA to explore and develop columbite-tantalite (coltan) from a set of mines in Cachi, Salta. Some of the key mines in Cachi are El Quemado, Penas Blancas and Tres Tetas, which were used for mining in the 1950's by German immigrants. After reviewing various reports detailing the potential of these mines, the company purchased 51% of the mine and immediately began sampling the property. In the fourth quarter of 2011, the company received very promising results from the Tres Tetas mines from samples that were taken throughout 2011 by a team of local geologists and engineers. The samples were originally analyzed in labs at a local Salta University, and then exported to Chile and Australia for further analysis. Once more samples are taken and analyzed in some of the other mines, the company will proceed to setting up the infrastructure of the area and mining the available minerals. The exploitation of resources in these mines is expected to commence in 2013.

Development Activities

Development projects on the concessions in which we have investments include accessing additional productive formations in existing well bores, formation stimulation, infill drilling on closer well spacing, and retrofitting or reworking existing wells.

Cooperation Agreement with PPL

In the first quarter of 2012, Delta received a deposit of $2,000,000 for a potential agreement between SAHF, LLC and PPL for the sale of some of SAHF's current properties and possible future rights in other certain properties. Currently, under the Cooperation Agreement, PPL and SAHF have agreed to a purchase price of $7,000,000 for 49-50% of SAHF's current ownership of Tartagal Oriental, Morillo, Valle de Lerma, and 50% of SAHF's rights in the bidding for San Salvador de Jujuy, Libertador General San Martin and Selva Maria.

Additionally, PPL has agreed to directly fund the joint ventures or potential joint ventures of Valle de Lerma, San Salvador, Libertador and Selva Maria for up to $10,000,000 (collectively) for the development of the areas. The cooperation agreement is expected to be signed in the end of March 2012, or beginning of April.

Reserve Reports for the Properties

As of March 2012, Delta Mutual, Inc. is working with some of its partners in certain joint ventures and with NSAI to develop reserve reports and prospective resources reports for Tartagal, Morillo and Valle de Lerma.

Customers

Petroleum and natural gas in the Northwest Basin of Argentina for new production blocks are traded freely and on a case by case basis. There are no long term contracts due to the supply deficit in this area. The buyers are the local refineries, and deliveries are made by pipelines or by truck in remote sites. Refineries pay for the transportation cost. At present, SAHF does not have a contract with any customer and, if current circumstances continue to prevail, SAHF will entertain the daily spot offers to maximize profit. Beginning in May 2012, the preferred destination of SAHF's oil and gas production will be the Caimancito Refinery in order to further vertically integrate the process and increase both efficiency and profitability.

Title to Properties

We believe we have satisfactory title in all of our producing properties; and we investigate title and title opinions from counsel only when we acquire producing properties or before commencement of drilling operations. All of our current properties have been acquired directly from the government, except in the case of the Caimancito refinery. As all of our current property titles are issued by the Argentine government (Department of Energy), we believe that we are in full compliance with the clear title requirements of each of our properties.

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

The key points of the statutory and regulatory regime in respect of oil and gas operations in Argentina are as follows:

The Company’s operations in Argentina are subject to various laws, taxes and regulations governing the oil and gas industry. Information concerning SAHF is registered in the Public Registry of Commerce, and the conduct and dealing of SAHF are governed by the commercial code and supplementary laws and regulations. Taxes generally include income taxes, value added taxes, export taxes, and other production taxes such as provincial production taxes and turnover taxes. Labor laws and provincial environmental regulations are also in place.

According to the Argentinean Hydrocarbons Law, number 6747 and Decrees 3560/95 and 2219/96, an Oil Operator License is needed to work in exploration and Exploitation of Hydrocarbons in the country. The Company has a Federal Operator License issued by the Federal Secretary of Energy and a Salta Province Producer License issued by the Salta Secretary of Energy. The company's partner, Grasta Petroleo has the refinery license to operate the Caimancito Plant.

Oil Concessions

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

Provincial governments in Argentina recently have established production floors and conditions for producing concessions, designed to force companies to increase production or else face a revocation in their concessions. We expect that our concession terms in the future will be affected by these changes in producing concession terms.

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

Exchange Controls

As a result of the devaluation of the Argentine peso at the beginning of 2002, several foreign exchange regulations were issued to limit the transfer of money abroad. On 13 October, 2011, the Argentine government launched a series of regulations in order to control the sale of foreign currency. The measures aim to slow the rise in value of the North American dollar, of which the Argentine Central Bank has had to reduce its reserves in order to avoid the continuing devaluation of the Argentine peso against the dollar. The measures, agreed on by the Banco Central de la Rep. Argentina and the Ministry of Economy are the first to be put in place since the elections in which incumbent President, Cristina Fernandez de Kirchner, was re-elected with 54% of the vote.

There are no restrictions for the payment abroad of interest, dividends or profits, royalties and other commercial payments duly supported by the corresponding documentation. There are presently no restrictions on foreign investment in the capital of local corporations. However, pursuant to a 2005 rule issued by the central bank, any transfer of funds into Argentina as a result of a financial debt is subject to a compulsory one-year temporary and non-interest bearing deposit equivalent to 30% of the funds transferred into Argentina. Investments in mining projects or to increase the capital requirement of a company's branch(es) in Argentina are exempt from this deposit rule.

Research and Development

We do not anticipate performing any significant product research and development under our plan of operation.

Employees

Currently, we have four management employees: Dr. Daniel R. Peralta, President and CEO, and Malcolm W. Sherman, Executive Vice President, and two SAHF employees, a field operations manager and a general manager. In our operations in Argentina, we utilize temporary employees and consultants under contract. While in operations, the number of independent contractors hired temporarily by the Company for specific projects exceeds 70.

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

Item 1A. Risk Factors.

Our oil and gas investments made by our subsidiary SAHF may not be profitable.

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

Our oil and gas operations are subject to stringent federal and state laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection.  These laws and regulations require an environmental impact study before drilling commences; and impose substantial liabilities for pollution resulting from our operations.  Failure to comply with these laws and regulations may result in the assessment of penalties or the incurrence of investigatory or remedial obligations.

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

We are subject to changing governmental regulations concerning our oil and gas properties and with respect to investments.

Provincial governments in Argentina have established production floors and conditions for producing concessions that are required to be met by the companies holding the concessions. Our operations in Argentina may in the future be adversely impacted by these measures currently being taken by provincial governments.

Although, there are no restrictions for the payment abroad of interest, dividends or profits, royalties and other commercial payments duly supported by the corresponding documentation, exchange control regulations could be implemented to restrict transfers of funds from SAHF to the Company, which would limit our ability to pay dividends.

Historically we have not paid dividends.

We have never paid dividends on our common stock, and management does not anticipate payment of dividends until such time as our Board of Directors determines that our profitability warrants payment of dividends.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2011, our principal assets included Partial Rights Ownership in five oil and gas properties.

Developed and Undeveloped Acreage

The following table summarizes our estimated gross and net developed and undeveloped acreage by concession at December 31, 2010.   Net acreage represents our percentage ownership of gross acreage.  The following table does not include acreage in which our interest is limited to royalty and overriding royalty interests.

Block	Province	Status	Delta %	Partner(s)
Jollin	Salta	Testing	10% CO	JHP (China), Maxipetrol
Tonono	Salta	testing	10% CO	JHP (China), Maxipetrol
Tartagal	Salta	Seismic	18% CO	New Times Energy (HK), Maxipetrol
Morillo	Salta	Seismic	18% CO	New Times Energy (HK), Maxipetrol
Guemes	Salta	Drill Complete	20%	Ketsal
Valle de Lerma	Salta	Workover of La Troja well	70%	Remsa, PetroNexus, Grasta

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

****The Company, through joint ventures, currently has partial rights to 4 bids for concessions (San Salvador de Jujuy, Libertador General San Martin (Jujuy), Selva Maria ( Formosa), and Rivadavia (Salta)) awaiting for government approval

Executive Offices

Effective April 1, 2012, we entered into a one-year lease for our executive offices, at a net monthly rental of $5,200. The lease contains renewal options for two years, with an increase in the monthly rental of $500 in each succeeding year. We anticipate that this office space will accommodate our operations for the foreseeable future.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, since approximately February 1, 2001.

Our shares are listed under the symbol “DLTZ”. The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

		High	Low
2010:	1st Quarter	0.49	0.15
	2nd Quarter	0.49	0.23
	3rd Quarter	0.43	0.23
	4th Quarter	0.70	0.43

2011	1st Quarter	0.58	0.49
	2nd Quarter	0.50	0.11
	3rd Quarter	0.44	0.23
	4th Quarter	0.42	0.20
2012	1st Quarter	0.51	0.38

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

As of February 23, 2012, there were approximately 100 record holders of our common stock.

Unregistered Sales of Equity Securities

The following table sets forth the unreported sales of unregistered securities by the Company in the year ended December 31, 2011.

Date	Title and Amount(1)	Purchaser	Principal Underwriting	Total Offering Price/ Underwriting Discounts
December 20, 2011	Warrant, expiring December 19, 2018, to purchase 100,000 shares of common stock at an exercise price of $0.32 per share, issued as compensation for consulting services performed.	Consultant	NA	$0.32 per share/NA
December 14, 2011	500,000 shares of common stock, together with warrants expiring December 14, 2018 to purchase 200,000 shares of common stock, at an exercise price of $.35 per share.	Private Investor.	NA	$.20 per share/NA
December 21, 2011	10,267 shares of common stock.	Consultant.	NA	$0.30 per share/NA

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

GENERAL

The Company was incorporated under the name Delta Mutual, Inc. in Delaware on November 17, 1999. In 2003, we established business operations focused on providing environmental and construction technologies and services. Our operations in the Far East (Indonesia) and our construction operations in Puerto Rico were discontinued in 2008.

Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in the parent of South American Hydrocarbon Fluids LLC, a Delaware limited liability company (formerly South American Hedge Fund LLC, sometimes herein referred to as “SAHF”). For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with the parent of SAHF as the acquirer. SAHF maintains a branch office in Argentina, where it is engaged in oil and gas exploration and development activities.

Overview

We are a development stage independent oil and gas company engaged in oil and gas acquisition, exploitation, production and exploration activities primarily in Argentina. In addition, we have ownership interests in certain mineral rights that are located in Argentina. In August 2007, SAHF signed agreements to purchase partial ownership interests in four oil and gas concessions in Northern Argentina. The joint venture owning these concessions then started the process to obtain the necessary government and environmental operating permits for the commercial exploitation of these concessions. These oil and gas investments were contributed to the Company as part of the reverse merger transaction in March 2008.

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

Valle de Lerma

On August 10, 2011, the Company’s tender offer, made through our wholly-owned subsidiary, SAHF, for the ownership right to explore, and eventually, produce oil and natural gas in the block known as “Valle de Lerma” was declared the winning bid by the Salta provincial government. SAHF made the offer in a joint venture agreement with Remsa, PetroNexus and Grasta SA, a local mid-size gasoline refinery located in Buenos Aires, Argentina. The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2. On October 25, 2011 SAHF was awarded an Exploration and Exploitation Oil & Gas Block License by the Government of Salta, Argentina, and will file an environmental impact study and proceed to reentry and work-over of the wells. SAHF holds a majority of the license interest and is the responsible operator. The license allows SAHF 20 years to explore and produce hydrocarbons with a renewal option of ten more years.

The Company and its partners, Remsa, PetroNexus and Grasta Petroleum will develop the block exploration starting with 2D Seismic interpretation with PetroNexus LLC; geological model application and Hydrocarbon Micro seepage Survey with Geo Microbial Technologies Argentina (Guemes Method), and La Troja well work over with a local rig company.  The exploration terms are four years for the first period, three years for the second and two years for the last period.

SAHF currently owns 70% of the rights to explore Valle de Lerma; GRASTA owns 5%; NEXUS owns 20%; and REMSA owns 5%.

PPL Agreement

Effective March 30, 2012, we entered into the Cooperation Agreement with PPL Under the Cooperation Agreement, we have agreed to sell to PPL, for a price of $7,000,000 certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa. Pursuant to a separate Agreement dated March 31, 2012, we have agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000. PPL has also agreed in an Undertaking to provide funds to the operating entities of Valle de Lerma, Selva Maria, San Salvador and Libertador, in the aggregate amount of up to $10,000,000 (San Salvador, Libertador and Selva Maria are pending for approval from the government, which is standard procedure in Argentina).

Caimancito Refinery

On January 13, 2012, we, through our wholly-owned subsidiary, SAHF, signed a purchase option agreement with Cruz Norte, SA to purchase 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. In March, 2012, the purchase option agreement was finalized and signed and Cruz Norte transferred 1/3 of its stake in the refinery to SAHF. The purchase price of the refinery was $150,000 for the 33.33% of the outstanding shares of Caimancito Refinery; the purchase price is split into two payments of $75,000: one in March 2012, and one in June 2012. As of the date of this report, the Company has wired to Cruz Norte SA $55,000 in two payments in March 2012.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

During the year ended December 31, 2011, we incurred a net loss of $786,826 compared to a net income of $873,481 for the year ended December 31, 2010. The decrease in our net loss for the year ended December 31, 2011 over the prior year is primarily due to a $37,003 decrease in general and administrative expenses and a $14,153 increase in foreign exchange losses on the Company’s US dollar denominated advances to SAHF. These losses were partially offset by the reversal of certain contested severance and other liabilities in 2010.

LIQUIDITY

At December 31, 2011, we had a working capital deficit of approximately $1.3 million, compared with a working capital deficit of approximately $1.1 million at December 31, 2010.

At December 31, 2011, we had total assets of approximately $2,560,000 compared to total assets of approximately $2,293,000 at December 31, 2010. Net cash used in operating activities in 2011 was approximately $652,000, as compared with approximately $503,000 in 2010; net cash used in investing activities was approximately $374,000 in 2011, as compared with cash generated of approximately $579,000 in 2010. Cash used in operations and investing activities was offset by net cash provided from financing activities of approximately $972,000 in 2011 compared to approximately $1.2 million in 2010.

Estimated 2012 Capital Requirements

In the case of the Jollin and Tonono and Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part. For the exploration rights in Salta Province, we have completed the drilling and development of one well in Guemes that is expected to begin producing once the rainy season in Argentina is over. We have sufficient funds for our portion (20%) of the costs of installation of the battery storage facility to complete the Guemes production and storage facilities. In the event our revenue expectations for 2012 are not met, we are not required to make any additional capital investment to protect our assets.

We estimate that our capital requirements in 2012 to develop the Valle de Lerma, San Salvador, Libertador and Selva Maria properties (San Salvador, Libertador and Selva Maria are pending for approval from the government) will approximate $7,000,000, funds for which investments would be provided by PPL, pursuant to its commitment to invest developmental funds of $10,000,000 for these properties.

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

Item 8. Financial Statements and Supplementary Data.

DELTA MUTUAL, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	F-2

Consolidated balance sheets as of December 31, 2011 and 2010	F-3

Consolidated statements of operations for the years ended December 31, 2011 and 2010 and for the period from inception of development stage (January 1, 2009) to December 31, 2011	F-4

Consolidated statement of stockholders’ equity from inception of development stage (January 1, 2009) to December 31, 2011	F-5

Consolidated statements of cash flows for the years ended December 31, 2011 and 2010, and for the period from inception of development stage (January 1, 2009) to December 31, 2011	F-6

Notes to consolidated financial statements	F-8

Madsen & Associates, CPA

684 East Vine Street

Murray, UT 84107

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Delta Mutual, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Delta Mutual, Inc. and Subdiaries (collectively, the “Company”) (a development stage company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, equity, comprehensive income (loss) and cash flows for the years then ended and for the period January 1, 2009 (inception of the development stage) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements as of and for the years ended December 31, 2011 and 2010, referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended and for the period January 1, 2009 (inception of the development stage) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates, CPA

Madsen & Associates, CPA

Murray, Utah

April 16, 2012

DELTA MUTUAL, INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

Current Assets:
Cash	$211,303	$209,004
Advances and other receivables	7,155	7,753
Total current assets	218,458	216,757

Investment in mineral properties	171,871	98,269
Investments in unproved oil and gas properties	2,115,280	1,972,050
Oil field equipment	47,151	-
Other assets	7,060	6,368

TOTAL ASSETS	$2,559,820	$2,293,444

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$107,372	$109,960
Accrued expenses	364,109	414,548
Notes payable	1,043,365	808,365
Total current liabilities	1,514,846	1,332,873

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2011 and 2010, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 31,507,026 and 28,647,687 shares issued and outstanding at December 31, 2011 and 2010, respectively	3,151	2,864
Additional paid-in capital	6,550,576	5,560,099
Deficit accumulated during the development stage	(923,458)	(136,631)
Accumulated deficit	(4,430,928)	(4,430,928)
Accumulated other comprehensive loss	(154,367)	(34,833)
Total stockholders' equity	1,044,974	960,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,559,820	$2,293,444

The accompanying notes are an integral part of the consolidated financial statements

  DELTA MUTUAL INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANY)

  CONSOLIDATED STATEMENT OF OPERATIONS

	Years ending December 31,		For the period from January 1, 2009 (inception of the development stage) to
	2011	2010	December 31, 2011

COSTS AND EXPENSES:
General, and administrative	$787,566	$824,570	$2,106,040
Loss on sale of investments	-	-	157,939
	787,566	824,570	2,263,979
Loss from operations	(787,566)	(824,570)	(2,263,979)

OTHER INCOME (EXPENSE):
Foreign exchange loss	(19,598)	(5,445)	(25,043)
Interest income	-	-	37,696
Interest expense	(45,348)	(43,466)	(202,526)
Reversal of contested severance and other liabilities	65,786	-	65,786
Other income (expense)	(100)	-	582,341
Gain on deconsolidation of variable interest entity	-	-	882,268
Net other income (expense)	740	(48,911)	1,340,522
Loss before income taxes	(786,826)	(873,481)	(923,457)

Provision for income taxes	-	-	-

Net loss	(786,826)	$(873,481)	$(923,457)

Net loss per common share:
Basic and Diluted	$(0.03)	$(0.03)

Weighted average common shares - basic and diluted	30,273,185	27,124,031

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

From Inception of Development Stage (January 1, 2009) to December 31, 2011

				Accumulated		Accumulated
	Number of			Earnings (Deficit)		Other
	Common	Common	Paid in	During the	Accumulated	Comprehensive
	Shares	Stock	Capital	Development Stage	Deficit	Income	Total
Balance as of inception date of development stage, January 1, 2009, as restated (See Note 2)	22,493,955	$2,249	$3,782,767	$-	$(4,430,928)	$-	$(645,912)

Issuance of common stock for services (valued at $0.60 per share)	200,000	20	119,980				120,000

Issuance of common stock toward debt conversion (valued at $0.58 per share)	60,000	6	34,994				35,000

Issuance of common stock for services (valued at $0.40 per share)	28,572	3	9,997				10,000

Issuance of common stock for services (valued at $0.15 per share)	130,000	13	19,487				19,500

Sales of common stock (valued at $0.06 to $0.23 per share)	1,298,748	130	169,870				170,000

Net income				736,850			736,850

Balance December 31, 2009, as restated	24,211,275	2,421	4,137,095	736,850	(4,430,928)	-	445,438

Issuance of common stock for services and mineral property (valued at $0.28 to $0.42 per share)	667,355	67	234,713				234,780

Sales of common stock( valued at $0.15 to $0.50 per share)	3,769,057	376	1,188,291				1,188,667

Net loss				(873,481)			(873,481)

Foreign currency adjustment						(34,833)	(34,833)

Balance December 31, 2010	28,647,687	2,864	5,560,099	(136,631)	(4,430,928)	(34,833)	960,571

Issuance of common stock for mineral property (valued at $0.40 per share)	40,000	4	15,996				16,000

Issuance of common stock for unproved oil and gas properties (valued at $0.25 per share)	200,000	20	49,980				50,000

Issuance of common stock for services (valued at $0.30 per share)	10,267	1	3,079				3,080

Sales of common stock and warrants ( valued at $0.20 to $0.50 per share)	2,609,072	261	704,026				704,287

Allocation of proceeds from sale of common stock to warrants issued			32,700				32,700

Warrants issued for compensation and legal expense			184,696				184,696

Net loss				(786,826)			(786,826)

Foreign currency adjustment						(119,534)	(119,534)

Balance December 31, 2011	31,507,026	$3,151	$6,550,576	$(923,458)	$(4,430,928)	$(154,367)	$1,044,974

The accompanying notes are an integral part of the consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ending December 31,		For the period from January 1, 2009 (inception of the development stage) to
	2011	2010	December 31, 2011

Cash flows from Operating Activities:
Net loss	$(786,826)	$(873,481)	$(923,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	-	-	804
Stock based compensation expense	184,696	-	184,696
Issuance of common stock for services	3,080	179,004	331,584
Loss on sale of investments	-	-	157,939
Changes in operating assets and liabilities	(52,925)	190,978	(1,266,017)
Net cash used in operating activities	(651,975)	(503,499)	(1,514,451)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(229,730)	(536,934)	(822,124)
Oil field equipment purchases	(51,197)	-	(51,197)
Proceeds from sales of investments	-	-	206,832
Investment in mineral properties	(79,491)	(42,050)	(121,541)
Net cash provided by (used in) investing activities	(360,418)	(578,984)	(788,030)

Cash flows from financing activities:
Proceeds from loans	235,000	-	325,657
Proceeds from sales of common stock	736,987	1,188,667	2,130,655
Net cash provided by financing activities	971,987	1,188,667	2,456,312
Effect of Exchange Rates on Cash	42,705	811	43,516
Net increase in cash	2,299	106,996	197,347
Cash - Beginning of period	209,004	102,008	13,957
Cash - End of period	$211,303	$209,004	$211,304

Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$-	$129,850	$129,850
(Increase) decrease in other assets	(692)	33,140	(144,186)
Increase (decrease) in accounts payable and accrued expenses	(52,233)	25,228	(1,254,441)
Increase (decrease) in notes payable	-	2,760	2,760
Changes in assets and liabilities	$(52,925)	$190,978	$(1,266,017)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non cash financing and investing activities:
Issuance of common stock for mineral property	$16,000	$55,776	$71,776
Issuance of common stock for unproved oil and gas properties	$50,000	$-	$50,000
Issuance of common stock for services	$3,080	$179,004	$331,584
Issuance of common stock for debt	$-	$-	$35,000

The accompanying notes are an integral part of the consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ending December 31,		For the period from January 1, 2009 (inception of the development stage) to
	2011	2010	December 31, 2011

Net loss	$(786,826)	$(873,481)	$(923,457)
Other comprehensive income (loss):
Foreign currency translation adjustment	$(119,534)	(34,833)	(154,368)
Net change in other comprehensive loss	(119,534)	(34,833)	(154,368)
Comprehensive loss	$(906,360)	$(908,314)	$(1,077,825)

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2011 and 2010

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Delta Mutual, Inc. ("Delta" or "the Company") was incorporated in Delaware on November 17, 1999. Effective March 4, 2008, Delta entered into a Membership Interest Purchase Agreement, pursuant to which Delta acquired, from Egani, Inc. shares of Altony SA, an Uruguayan Sociedad Anonima (“Altony”), which owned 100% of the issued and outstanding membership interests in South American Hedge Fund LLC, a Delaware limited liability company (“SAHF”).  At the closing of the Agreement, Delta issued 130,000,000 shares of common stock to Egani, Inc., which constituted, following such issuance, a majority of the outstanding shares of the common stock. Immediately following the closing of the Agreement, Altony became a wholly owned subsidiary of the Company. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with Altony as the acquirer. Altony SA closed its business operations and was subsequently dissolved.

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

PRINCIPLES OF CONSOLIDATION

The Company's financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of the common stock. All material intercompany transactions and balances have been eliminated.

ECONOMIC AND POLITICAL RISKS

The Company is exposed in the inherent risks for the foreseeable future of conducting business internationally. Language barriers, foreign laws and tariffs, currency fluctuation and taxation issues all have a potential effect on the Company's ability to transact business. Political instability may increase the difficulties and costs of doing business. The Company may be subject to the jurisdiction of the government and/or private litigants in foreign countries where the Company contracts business, and may be forced to expend funds to contest legal matters in those countries in disputes with those governments or with customers or suppliers. Accordingly, events resulting from changes in the economic and political climate could have a material effect on the Company.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accepted accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates including, but not limited to, those related to such items as impairments of oil and gas properties, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts, and valuation allowances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

DELTA MUTUAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2011 and 2010

EVALUATION OF LONG-LIVED ASSETS

Oil and gas and mineral properties represent an important component of the Company’s total assets. Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

INVESTMENTS

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

OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful, as well as, unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated future net revenues as discussed above are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties, except in unusual circumstances. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

The Company accounts for its investments in oil and gas properties using the equity method of accounting.

As of December 31, 2011, the Company has not recorded any depletion or impairment. Although production has not yet begun at any of the properties, based upon our review of the current status of activities performed at the properties and the current prices of oil and gas, the Company does not believe any impairment exists.

DELTA MUTUAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2011 and 2010

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets. The Company purchased oil field equipment during the fourth quarter of 2011. The equipment will be placed in service during 2012. The Company did not provide any depreciation this equipment for the year ending December 31, 2011.

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

Under ASC Topic 740-10-25, only the portion of the liability which, is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company has recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

Management believes that the Company does not have any significant uncertain tax positions for the years ended December 31, 2011 and 2010, respectively, and considering its loss making history since inception. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2011 and 2010, respectively. Management believes that this will not have a material adverse impact on the Company’s consolidated financial position, its results of operations and its cash flows.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

DELTA MUTUAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2011 and 2010

EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings (loss) per common share are presented in accordance with ASC Topic 260, “Earning per Share”, for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted earnings (loss) per share for the periods presented in the statements of operations, because all such securities were anti-dilutive. The net earnings (loss) per share is calculated by dividing the net earnings (loss) by the weighted average number of shares outstanding during the periods.

FOREIGN CURRENCY TRANSLATION

In 2011, the functional currency for the Company’s primary foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in South America is the Argentine Peso. Translation adjustments are recorded in Accumulated Other Comprehensive Loss.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to non-employees under ASC 718, "Compensation-Stock Compensation" ("ASC 718"). The compensation cost of the awards is based on the grant date fair-value of these awards as calculated for recognition under ASC 718. For the years ended December 31, 2011 and 2010, the Company issued 10,267 and 534,555 shares and recorded compensation expense of $3,080 and $179,004, respectively. For the period from January 1, 2009 (Inception of the development stage) to December 31, 2011, the Company issued 903,394 shares and recorded compensation expense of $331,584.

The Company accounts for the measurement and recognition of compensation expense for share-based payment awards made to employees and directors, including employee stock options and warrants, based on estimated fair values.  Under authoritative guidance issued by the FASB, companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of income.  The Company uses the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.

DELTA MUTUAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2011 and 2010

New Financial Accounting Standards

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will implement the provisions of ASU 2011-05 by presenting the components of net income and other comprehensive income in two separate but consecutive financial statements beginning in the first quarter of 2012.

Accounting Standards Update No. 2011-08 – Testing Goodwill for Impairment (Topic 350): Intangibles—Goodwill and Other (“ASU No. 2011-08”)

ASU No. 2011-08 updates existing guidance regarding testing of goodwill for impairment. This ASU gives entities the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective during the first quarter of 2012, with early adoption permitted. The adoption of this standard during the first quarter of 2012 is not expected to have a material impact on the Company’s results of operations or financial condition.

2. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

a) As of December 31, 2011, the Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. SAHF originally purchased an 18% carry-over interest in the Jollin and Tonono concessions on May 15, 2007, and subsequently increased its ownership to 23.5%, 9% of which was carry-over and 14.5% of which was working. SAHF in 2009 transferred 13.5% to Maxipetrol, under an arrangement where SAHF’s remaining 10% interest would be in a carry-over mode.

SAHF received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010. The Company will begin receiving revenue from the Jollin and Tonono blocks when the first well is approved for commercial production.

During the years ending December 31, 2011 and 2010, the Company paid $-0- and $139,762, respectively, in additional canons (concession maintenance payments) to maintain its ownership interest in the concession.

b) At December 31, 2011, the Company had a 18% ownership interest in the Tartagal and Morillo oil and gas concessions located in Salta Province, During 2007, SAHF had originally purchased an 18% ownership of these concessions During 2008, SAHF exchanged 50% of its ownership in this investment with a third party, where the acquirer agreed to assume 50% of SAHF’s obligations with respect to future development expenses.

On March 28, 2011, the third party agreed to the transfer its 9% carried interest in the Tartagal and Morillo concession back to the Company, in exchange for 200,000 shares of the Company’s common stock, with a fair value of $50,000, and a percentage of proceeds in the event of an unexpected sale of the concession in excess of over $6 million, which brought the Company’s total interest in the Tartagal and Morillo concession to 18%. The Company was admitted to the joint venture for these blocks on May 11, 2011. The Company will reclassify the concession costs associated with this property to proved oil and gas properties as appropriate when and if the reserve report is received from the third party working interest owner of the joint venture.

The Company’s share of the development costs for the Tartagal and Morillo concessions will be repaid from 50% of the Company's share of the future production profits from the concessions.

c) As of December 31, 2011, the Company owns 20% of the oil and gas exploration rights to five blocks in the Salta Province of Northern Argentina.  The managing partner holds this interest in escrow until SAHF is officially admitted into the joint venture of the exploration rights concession.

DELTA MUTUAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2011 and 2010

The ownership interests in The Salta Province Exploration Rights Concession ("Salta Joint Venture") are:

•	Consortium Ketsal Kilwa – 60% (managing partner)

•	Ambika S.A. – 20%

•	SAHF – 20%

During the second quarter 2010, the Salta Joint Venture began drilling the first well on the Guemes block of The Salta Province Exploration Rights Concession. SAHF acted as the project manager for this drilling project, but did not charge the Salta Joint Venture a management fee. Production testing to verify the commercial sustainability of the well still needs to be performed.

The 2010 concessions, totaling approximately $1.1 million, of which SAHF’s share is approximately $220,000, payable for The Salta Province Exploration Rights Concession are past due and are being contested with the Government by the Salta Joint Venture. Prior to the drilling of the Guemes well, the managing partner began negotiating with the government of Argentina to have the concessions' penalties waived and it was agreed that the Government will not draw on the Performance Bond posted by Ketsal, in exchange for opening a well on Guemes and continued development activities in the province. SAHF opened up well in Guemes known as "Dos Morros" and the overdue charges have been waived.

d) On August 10, 2011, the Company’s tender offer, made through its wholly-owned subsidiary, SAHF, for the ownership right to explore, and eventually, produce oil and natural gas in the block known as “Valle de Lerma” was declared the winning bid by the Salta provincial government. SAHF made the offer in a joint venture agreement with Remsa, PetroNexus, Grasta SA, a local mid-size gasoline refinery located in Buenos Aires, Argentina. The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2. On October 25, 2011 SAHF was awarded an Exploration and Exploitation Oil & Gas Block License by the Government of Salta, Argentina, and will file an environmental impact study and proceed to reentry and work-over of the wells. SAHF holds a majority of the license interest and is the responsible operator. The license allows SAHF 20 years to explore and produce hydrocarbons with a renewal option of ten more years in exchange for a commitment to spend $2 million on the property in exploration and development costs.

The Company and its partners, Resta, PetroNexus and Grasta Petroleum will develop the block exploration starting with 2D Seismic interpretation with PetroNexus LLC; geological model application and Hydrocarbon Micro seepage Survey with Geo Microbial Technologies Argentina (Guemes Method), and La Troja well work over with a local rig company.  The exploration terms are four years for the first period, three years for the second and two years for the last period. SAHF currently owns 70% of the rights to explore Valle de Lerma; GRASTA owns 5%; PetroNexus owns 20%; and Remsa owns 5%.

The Company evaluated these investments for impairment and concluded that, except as described above, no loss in value occurred as of December 31, 2011. The following table summarizes the Company’s investments in these unproved oil and gas properties

	Concession	Exploration
	Investments	Rights	Total

At December 31,2009	$773,713	$697,000	$1,470,713

Additional investments in canons	139,762	—	139,742

Drilling and development costs	—	397,172	397,172

Translation gain (loss)	(19,995)	(15,642)	(35,597)

At December 31, 2010	893,520	1,078,530	1,972,050

Drilling and development costs	—	243, 047	243,047

Issuance of stock for increased ownership	50,000	—	50,000

Translation gain (loss)	(73,148)	(76,669)	(149,817)

At December 31, 2011	$870,372	$1,244,908	$2,115,280

DELTA MUTUAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2011 and 2010

3.  FAIR VALUE OF FINANCIAL MEASUREMENTS

The Company utilizes the accounting guidance for fair value measurements and discloses for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis during the reporting period.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820, "Fair Value Measurements and Disclosures", establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 - Observable inputs such as quoted market prices in active markets.

Level 2 - Inputs other then quoted prices in active markets that are either directly or indirectly observable.

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and unproved oil and gas properties.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in unproved oil and gas companies is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the year ended December 31, 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2011 and 2010.

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$211,303	$211,303	$-	$-
Unproved oil and gas properties	2,115,280			2,115,280
Investment in mineral properties	171,871			171,871
Total	$2,498,454	$211,303	$-	$2,287,151

DELTA MUTUAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2011 and 2010

December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$209,004	$209,004	$-	$-
Unproved oil and gas properties	1,972,050			1,972,050
Investment in mineral properties	98,269			98,269
Total	$2,279,323	$209,004	$-	$2,070,319

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year December 31, 2011 and the Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2011. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

4. NOTES PAYABLE

	December 31,
	2011	2010
Notes payable to three investors, interest at 8%, due July 2014	$150,655	$150,655
Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Note payable to third party interest at 6%, due September 20, 2007	60,000	60,000
Notes payable to stockholders and related parties, interest at 6%, due June 20, 2012	623,970	388,970
Notes payable to third party, interest at 6%, due August 10, 2011. The note was settled in April 2012.	193,740	193,740
Total	$1,043,365	$808,365

The Company included accrued interest payable on the aforesaid notes in accrued expenses as of December 31, 2011,and 2010, respectively. Interest expense for the years ended December 31, 2011 and 2010 was $45,348 and $43,466, respectively. Subsequent to December 31, 2011, the $193,740 past due note payable and related accrued interest was settled by the payment of $50,000 cash and the issuance of 475,000 shares of common stock. Also subsequent to December 31, 2011, the maturity dates of the past due notes to three investors in the amount of $150,655 were extended to July 2014.

5. ACCRUED EXPENSES

	December 31,
	2011	2010
Accrued compensation	$46,020	$141,806
Accrued interest	186,555	141,207
Accrued expenses	131,534	131,534

Total	$364,109	$414,548

DELTA MUTUAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2011 and 2010

6. INCOME TAXES

The Company has not made provision for income taxes in the years ended December 31, 2011 and 2010, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

Due to the operating loss of the Company's Argentina subsidiary, the Company is not required to pay any income tax in Argentina. However, the Company has been subject to the personal assets tax or Minimum Presumptive Tax (MPIT) on the assets owned by SAHF that has a branch office in Argentina.

Personal assets tax or MPIT applies to individuals with assets owned as of December 31st each year. Taxpayers are required to pay the equivalent of 0.5% to 1.25% of the assets owned as of that date, depending on their global tax value if it exceeds a certain amount. For resident individuals, the tax applies on assets owned in Argentina and abroad. For non-resident individuals, the tax applies only on assets owned in Argentina.

The law presumes (without admitting evidence to rebut the presumption) that shares, quotas and other participation interests held in the capital of Argentine companies (including branches) that are held by non-resident entities are indirectly owned by foreign individuals. The tax amounts to 0.5% annually (based on the equity value according to the financial statements), which must be paid by the Argentine companies.

The Company has been current in paying the MPIT. This is not an income tax, which, is why it is not included in our tax provision.

Deferred income tax assets consist of:

	December 31,
	2011	2010
Net operating loss carry-forwards	$2,071,000	$1,772,000

Less valuation allowance	(2,071,000)	(1,772,000)

Deferred income tax assets, net	$--	$--

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 39%, the Company has determined it to be more likely than not that a deferred income tax asset of approximately $2,071,000 and $1,772,000 attributable to the future utilization of the approximately $5,310,000 and $4,544,000 in eligible net operating loss carry-forwards as of December 31, 2011 and 2010, respectively, will not be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forwards will begin to expire in varying amounts from year 2019 to 2029.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2008 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

7. OTHER INCOME

During the years ended December 31, 2011 and 2010, the Company incurred foreign exchange losses of approximately $20,000 and $5,000, respectively, on its US dollar denominated payments to its SAHF subsidiaries for operating expenses. During the year ended December 31, 2011, approximately $66,000 of contested severance liabilities were resolved through legal proceedings and the Company reversed the related accrued liability.

DELTA MUTUAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2011 and 2010

8.   STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2011, the board of directors had not authorized the issuance of any series of preferred stock.

Common Stock

The Company issues shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

For the years ended December 31, 2011 and 2010, the Company sold 2,609,072 and 3,769,057 shares if its common stock and 200,000 and -0- warrants and received proceeds of $736,987 and $1,188,667, respectively. The warrants sold in 2011 are exercisable at $.35 per share and expire in 2018. The fair value of the warrants issued in connection with the sale of the Company's common stock during the year ended December 31, 2011 was $32,700. The fair value of the warrants was estimated using the Black Scholes pricing method.

Warrants

During the quarter ended December 31, 2011, the Company issued warrants to purchase 7,900,649 shares of its common stock for prices ranging from $0.20 to $0.32 per share. The warrants expire in 2018. The Company recorded compensation expense to certain officers of the Company in the amount of approximately $176,000 and legal expense of approximately $9,000 in conjunction with these issuances.

A summary of the warrant activity as of December 31, 2011 is presented below:

		Weighted Average	Weighted Average	Aggregated Intrinsic
	Warrants	Exercise Price	Contractual Term	Value
Outstanding, January 1, 2011	-	$-

Granted	7,900,649	0.21

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, December 31, 2011	7,900,649	$0.21	6.0 years	$1,538,130

Exercisable, December 31, 2011	7,900,649	$0.21	6.0 years	$1,538,130

9. COMMITMENTS AND CONTINGENCIES

ECONOMIC AND POLITICAL RISK

The Company is exposed in the inherent risks for the foreseeable future of conducting business internationally. Language barriers, foreign laws and tariffs and taxation issues all have a potential effect on the Company’s ability to transact business. Political instability may increase the difficulties and costs of doing business. Accordingly, events resulting from changes in the economic and political climate could have a material effect on the Company.

DELTA MUTUAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2011 and 2010

OPERATING LEASES

The Company entered into a lease agreement in February 2012 for 3,551 square feet of office space for its principal office in Arizona. The lease expires in February 2013 and the Company has an option to extend the lease for an additional two years. The Company is required to pay various executor costs in connection with the lease.

Future minimum lease payments for operating leases is as follows:

Year Ending
December 31,
2012	$77,000
2013	7,000
$84,000

The Company has sublet a portion of the premises on a month-to-month basis for $1,800 per month.

Rent expense was $18,497 and $18,157 for the years ended December 31, 2011 and 2010, respectively.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2011 and 2010

10. SUBSEQUENT EVENTS

Cooperation Agreement with PPL

Effective March 30, 2012, the Company entered into an Asset Purchase and Cooperation Agreement (the “PPL Agreement”) with Principle Petroleum Limited (“PPL”), headquartered in the British Virgin Islands. Under the PPL Agreement, PPL and SAHF have agreed to a purchase price of $7,500,000 for: 50% of SAHF's current ownership of the Tartagal and Morillo, 49% of SAHF's current ownership of Valle de Lerma; 50% of SAHF's rights in the bidding for San Salvador de Jujuy; 50% of SAHF's rights in the bidding for Libertador General San Martin; and 50% of SAHF's rights in the bidding for Selva Maria. PPL has further committed to invest developmental funds of $10,000,000 for the Valle de Lerma, San Salvador, Libertador and Selva Maria properties (proposals to develop San Salvador, Libertador and Selva Maria are pending for approval from the government, which is standard procedure in Argentina). In all of the concession interests mentioned in the Cooperation Agreement, except for Tartagal and Morillo, SAHF will be the operator.

Caimancito Refinery

On January 13, 2012, the Company, through its wholly owned subsidiary, SAHF, signed a purchase option agreement with Cruz Norte, SA to purchase 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. In March 2012, the purchase option agreement was finalized and signed and Cruz Norte transferred 1/3 of its stake in the refinery to SAHF. The purchase price of the refinery was $150,000 for the 33.33% of the outstanding shares of Caimancito Refinery; the purchase price is split into two payments of $75,000: one in March 2012, and one in June 2012. As of the date of this report, the Company had wired to Cruz Norte SA $55,000 in two payments in March 2012.

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

Engagement of Madsen & Associates CPA’s, Inc.

On May 6, 2011, Delta Mutual, Inc. (the “Company”) terminated the engagement of RBSM LLP as its independent registered public accounting firm, and the Company’s Board of Directors on May 9, 2011, approved the engagement of Madsen & Associates CPA’s, Inc. as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2010.

From February 23, 2011, the date of the engagement of RBSM LLP to May 6, 2011, the date of termination of that firm’s engagement on May 6, 2011, there were no disagreements with RBSM LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RBSM LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the period of the Company’s engagement of RBSM LLP as its independent registered public accounting firm.

During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted Madsen & Associates CPA’s, Inc. regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our chief executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our chief executive and financial officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2011, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2011, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We believe that during 2011, all of our officers and directors complied with the reporting requirements of Section 16(a).

Item 11. Executive Compensation.

Compensation paid by the Company and its subsidiaries to the Company’s Executive Officers (the “Named Executives”)for the last three fiscal years is shown in the following table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- sation	Total ($)
Daniel R. Peralta, Chief Executive Officer (1)	2009	$-0-							$-0-
	2010	$138,461							$138,461
	2011

Malcolm W. Sherman, Executive Vice President (2)	2009	$-0-							$-0-
	2010	$103,845							$103,845
	2011

(1)	Mr. Peralta was appointed Chief Executive Officer on January 20, 2009.

(2)	Mr. Sherman served without compensation as an executive officer and director of the Company in 2008.

(3)	Pursuant to the Agreement between the Company and Valucorp, Mr. Gilburd was appointed Interim Chief Financial Officer, effective November 1, 2009, in which position he served until April 30, 2010.

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

On December 15, 2011, the Board of Directors approved the issuance of a common stock purchase warrant to Dr. Peralta to purchase 6,367,687 shares of common stock, at an exercise price of $0.20 per share, expiring December 14, 2018, and approved a warrant to purchase 632,962 shares of common stock to Mr. Sherman, with the same exercise price and expiration date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Daniel R.
Peralta	6,367,687			$0.20	12/14/2018

Malcolm
Sherman	632,962			$0.20	12/14/2018

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of February 23, 2012, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage**
Daniel R. Peralta (1)	19,367,688	51.12%
Malcolm W. Sherman (2)	1,632,962	5.08%
All Officers and Directors as a	21,000,650	54.52%
Group (2 persons)

** Based on 31,517,026 shares outstanding on February 23, 2012.

(1) Dr. Peralta is the beneficial owner of 13,000,001 shares owned directly by Egani, Inc., which is owned by Daniel R. Peralta and Laura Monica Gallo, husband and wife, each of whom owns 50% of the outstanding equity interests of Egani, Inc. Dr. Peralta is the President and controls the operations of Egani, Inc. The address of Egani, Inc. is 8260 East Raintree Drive, Scottsdale, AZ 85206. Dr. Peralta disclaims beneficial ownership of the shares held by his son. Dr. Peralta also holds a common stock purchase warrant to purchase 6,367,687 shares of common stock, at an exercise price of $0.20 per share, expiring December 14, 2018. Dr. Peralta’s address is c/o Delta Mutual, Inc., 14362 N. Frank Lloyd Wright Blvd., Suite 1103, Scottsdale, AZ 85260.

(2) Mr. Sherman owns beneficially 1,000,000 shares owned by Security Systems International, Inc. of which Mr. Sherman is the president and a director and the majority stockholder. Mr. Sherman also holds a common stock purchase warrant to purchase 632,962 shares of common stock, at an exercise price of $0.20 per share, expiring December 14, 2018. The address of Security Systems International, Inc. is 9034 East Caribbean Lane, Scottsdale, AZ 85260. Mr. Sherman’s address is c/o Delta Mutual, Inc. 14362 N. Frank Lloyd Wright Blvd., Suite 1103, Scottsdale, AZ 85260.

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

During 2008 and 2009, Egani made loans to the Company as set forth below:

Date of Note	Principal Amount	Interest Rate	Maturity Date
March 6, 2008	$21,000	6%	June 20, 2012
April 28, 2008	9,550	6%	June 20, 2012
September 18, 2008	13,350	6%	June 20, 2012
October 9 , 2009	30,950	6%	June 20, 2012
Total	$74,850

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

Item 14.  Principal Accountant Fees and Services

(1) Aggregate fees for the last two years:

2010	2011
$20,000	$40,000

(2) Audit related fees:	2010	2011
$40,000

(3) Tax fees:
	2010	2011
	$-0-	$-0-

(4) All other fees: NA

(5) Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant's full time employees: NA

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No	Description of Exhibits

3.1	Articles of Incorporation of the Company, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.1a	Amendment to Certificate of Incorporation, filed September 1, 2004. Incorporated herein by reference to Exhibit 3.1a to the Company's Current Report on Form 8-K, filed with the Commission on September 3, 2004.

3.1b	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended. Incorporated herein by reference to Exhibit 3.1b to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

3.2	By-Laws of the Company. Incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.2a	Amendment to Article III, Section I of the By-Laws. Incorporated herein by reference to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 21, 2000.

3.1c	Certificate of Amendment to Certificate of Incorporation, filed June 26,2007. Incorporated herein by reference to, Exhibit 3.1c to the Company's quarterly report on Form 10- QSB, filed with the Commission on August 10, 2007.

3.1d	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended. Incorporated herein by reference to Exhibit 3.1d to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

3.1e	Certificate of Amendment to Certificate of Incorporation, filed May 13, 2009. Incorporated herein by reference to Exhibit 3.1e to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

3.1f	Form of Restatement of Certificate of Incorporation of the Company, as amended. Incorporated herein by reference to Exhibit 3.1f to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

4.2a	Delta Mutual, Inc. 2004 Stock Option Plan. Incorporated herein by reference to Exhibit B to the Company's Definitive Proxy Statement, filed with the Commission on June 16, 2004.

4.6	4% Convertible Promissory Note of the Company due May 2006 issued in the principal amount of $193,740 on May 12, 2004. Incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

4.6a	Amendment, dated as of May 2, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6a to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6b	Amendment, dated as of July 6, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6b to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6c	Amendment, dated as of September 8, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6c to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6d	Amendment, dated as of November 21, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6d to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6e	Amendment, dated April 4, 2007, to 4% Convertible Promissory Note in the Principal Amount of $193,740. Incorporated herein by reference to Exhibit 4.6e to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

4.6f	Amendment, dated September 7, 2007 to Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6f to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 9, 2007.

10.15	Strategic Alliance Agreement, dated September 10, 2003, between Delta-Envirotech, Inc. and ZAFF International Ltd. Incorporated herein by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed with the Commission on January 22, 2004.

10.16	Agreement, dated January 14, 2004, by and between Delta Mutual, Inc. and Hi-Tech Consulting and Construction, Inc. Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 6, 2004.

10.26	Executive Employment Agreement, dated May 23, 2005, between Delta Mutual, Inc. and Martin G. Chilek. Incorporated herein by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K, filed with the Commission on May 25, 2005.

10.33e	Form of Amended and Restated 8% Term Notes issued March 6, 2008 by Delta Mutual, Inc. in the aggregate principal amount of $150,655. Incorporated herein by reference to Exhibit 10.33e to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 15, 2008.

10.35	Membership Interest Purchase Agreement, dated March 4, 2008, between Delta Mutual, Inc. and Egani, Inc. Incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.36	Consulting Services Agreement, dated September 10, 2007, between Delta Mutual, Inc. and Security Systems International, Inc. Incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.37	Form of 6% promissory notes issued March 6, 2008 by the Company in the aggregate principal amount of $121,000. Incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.37a	Amendment, dated September 2, 2008,to 6% Promissory Note in the principal amount of $21,000. Incorporated herein by reference to Exhibit 10.37a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.37b	Amendment, dated as of September 18, 2008, to 6% Promissory Note in the principal amount of $100,000. Incorporated herein by reference to Exhibit 10.37b to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.38	6% Promissory Note of the Company issued in the principal amount of $20,000 on April 15, 2008. Incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.38a	Amendment, dated as of October 8, 2008, to 6% Promissory Note in the principal amount of $20,000. Incorporated herein by reference to Exhibit 10.38a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.39	6% Promissory Note of the Company issued in the principal amount of $9,550 on April 28, 2008. Incorporated herein by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.39a	Amendment, dated as of October 10, 2008, to 6% Promissory Note in the principal amount of $9,550. Incorporated herein by reference to Exhibit 10.39a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.40	6 % Promissory Note of the Company issued in the principal amount of $16,900 on May 14, 2008. Incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.40a	Amendment, dated as of November 4, 2008, to 6% Promissory Note in the principal amount of $16,900. Incorporated herein by reference to Exhibit 10.40a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.42	6% Promissory Note of the Company issued in the principal amount of $22,413 on July 7, 2008. Incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.43	6% Promissory Note of the Company issued in the principal amount of $13,350 on September 18,2008. Incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.44	6% Promissory Note of the Company issued in the principal amount of $16,650 on September 19,2008. Incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.45	6% Promissory Note of the Company issued in the principal amount of $10,000 on October 3, 2008. Incorporated herein by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.46	6% Promissory Note of the Company issued in the principal amount of $28,500 on October 22, 2008. Incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.47	6% Promissory Note dated as of November 20, 2008 by Delta Mutual, Inc. to Santiago Peralta in the principal amount of $14,000. Incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.48	Amendment dated as of November 24, 2008 to 6% promissory notes issued to Egani, Inc. in the aggregate principal amount of $43,900. Incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.48a	Second Amendment, dated as of April 16, 2009, to 6% promissory notes issued to Egani, Inc. Incorporated herein by reference to Exhibit 10.48a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2009.

10.49	Amendment dated as of December 14, 2008 to 6% promissory notes issued to Security Systems International, Inc. in the aggregate principal amount of $136,900. Incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.49a	Second Amendment, dated as of April 16, 2009, to 6% promissory notes issued to Security Systems International, Inc. Incorporated herein by reference to Exhibit 10.49a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2009.

10.50	6% Promissory Note dated as of December 15, 2008 to Security Systems International, Inc. in the principal amount of $8,190. Incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.51	6% Promissory Note dated as of January 22, 2009 to Security Systems International, Inc. in the principal amount of $7,686. Incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.52	6% Promissory Note dated as of February 10, 2009 to Security Systems International, Inc. in the principal amount of $15,950. Incorporated herein by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.53	6% Promissory Note dated as of February 18, 2009 to Security Systems International, Inc. in the principal amount of $5,000. Incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.54	6% Promissory Note dated as of February 19, 2009 to Malcolm W. Sherman in the principal amount of $5,000. Incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009. 10.55 6% Promissory Note dated as of March 20, 2009 to Security Systems International, Inc. in the principal amount of $19,767. Incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.56	6% Promissory Note dated as of March 25, 2009 to Security Systems International, LLC in the principal amount of $8,577. Incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.57	6% Promissory Note dated as of April 2, 2009 to Security Systems International, LLC in the principal amount of $14,987. Incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.57a	Amended and Restated 6% Promissory Noted dated as of April 15, 2009 to Security Systems International LLC. Incorporated herein by reference to Exhibit 10.57a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

10.58	Agreement, dated as of November 1, 2009, between the Company and Valucorp. Incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

10.59	Note Extension Agreement, dated December 31, 2009, between the Company and Neil Berman, the Anthony Panariello Trust, the Danielle Panariello Trust and the Michaela Panariello Trust. Incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

10.60	Partnership Agreement on Kaia Mining Properties, dated March 12, 2010, by and among Southamerican Hedge Fund, Oscar Daniel Chedrese and Servicios Mineros SA. Incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed with the Commission on May 16, 2011.

10.61	Form of Common Stock Purchase Warrant issued December 15, 2011. Incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, filed with the Commission on December 28, 2011.

14.	Delta Mutual, Inc. Code of Conduct and Business Ethics. Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2005.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith

** Furnished herewith

 Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA MUTUAL, INC.

Dated: April 16, 2012

By:/s/ Daniel R. Peralta
Daniel R. Peralta
President, Chief Executive Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on April 16, 2012.

/s/ Daniel R. Peralta

Daniel R. Peralta, President, Chief Executive Officer and Director

/s/ Malcolm W. Sherman

Malcolm W. Sherman

Executive Vice President and Director

