Form 10-Q
period 2012-03-31
DELTA MUTUAL INC
filed 2012-05-21
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(480) 483-0420
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
☐ Yes       ☒ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 32,010,826 as of May 11, 2012.

DELTA MUTUAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash	$1,616,806	$211,303
Receivable from sale of bidding rights and oil and gas properties	5,500,000	-
Advances and other receivables	2,781	7,155
Total current assets	7,119,587	218,458

Investment in mineral properties	173,932	171,871
Investments in unproved oil and gas properties	1,180,822	2,115,280
Investment in oil refinery	79,234	-
Property and equipment	63,786	47,151
Other assets	6,368	7,060

TOTAL ASSETS	$8,623,729	$2,559,820

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$171,964	$107,372
Accrued expenses	315,550	364,109
Notes payable	849,625	1,043,365
Income taxes payable	354,981	-
Total current liabilities	1,692,120	1,514,846

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 31,992,026 and 31,507,026 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3,199	3,151
Additional paid-in capital	6,767,778	6,550,576
Retained earnings (deficit)	361,795	(5,354,385)
Accumulated other comprehensive loss	(201,163)	(154,367)
Total stockholders' equity	6,931,609	1,044,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,623,729	$2,559,820

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Three months ending March 31,
	2012	2011

Sales	$1,789	$-
Costs and Expenses:
General, and administrative	434,215	135,137
	434,215	135,137
Loss from operations	(432,427)	(135,137)

Other Income (Expense):
Foreign exchange gain (loss)	15,906	4,888
Interest expense	(12,318)	(11,010)
Gain on sale of bidding rights	6,500,000	-
Net other income (expense)	6,503,588	(6,122)
Income (loss) before income taxes	6,071,162	(141,259)

Provision for income taxes	354,981	-

Net earnings (loss)	$5,716,181	$(141,259)

Net earnings (loss) per common share:
Basic	$0.18	$(0.00)
Diluted	$0.16	$(0.00)

Weighted average common shares - Basic	31,605,323	29,065,381
Weighted average common shares - Diluted	35,979,603	29,065,381

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ending March 31,
	2012	2011

Cash flows from Operating Activities:
Net earnings (loss)	$5,716,181	$(141,259)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Gain on sale of bidding rights	(6,500,000)	-
Loss on settlement of note payable	9,133	-
Issuance of common stock for services	3,500	-
Changes in operating assets and liabilities	380,054	(10,265)
Net cash used in operating activities	(391,132)	(151,524)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(94,606)	(36,683)
Investment in oil refinery	(79,653)	-
Purchases of furniture and equipment	(17,533)	-
Proceeds from sales of oil and gas properties and bidding rights	2,000,000	-
Investment in mineral properties	(4,922)	(58,956)
Net cash provided by (used in) investing activities	1,803,286	(95,639)

Cash flows from financing activities:
Proceeds from sales of common stock	-	347,000
Net cash provided by financing activities	-	347,000
Effect of Exchange Rates on Cash	(6,651)	13,543
Net increase in cash	1,405,503	113,381
Cash - Beginning of period	211,303	209,004
Cash - End of period	$1,616,806	$322,385

Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$(1,789)	$-
Increase (decrease) in accounts payable and accrued expenses	26,862	(10,265)
Increase (decrease) in income taxes payable	354,981	-
Changes in assets and liabilities	$380,054	$(10,265)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplementary information:
Non cash financing and investing activities:
Issuance of common stock for mineral property	$-	$16,000
Issuance of common stock for services	$3,500	$-
Issuance of common stock for debt	$213,750	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
	Three months ending March 31,
	2012	2011

Net earnings (loss)	$5,716,181	$(141,259)
Other comprehensive income (loss):
Foreign currency translation adjustment	$(46,796)	(19,530)
Net change in other comprehensive income (loss)	(46,796)	(19,530)
Comprehensive income (loss)	$5,669,385	$(160,789)

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Three Months Ended March 31, 2012 and 2011

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

Effective January 1, 2009, the Company had ceased all operations other than the investments of its SAHF subsidiary and became a development stage corporation, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.  During the quarter ending March 31, 2012, one of the Company’s properties began producing oil and the Company began recognizing revenue.  Accordingly, the Company is no longer in the development stage.

SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the other recent accounting pronouncements will have a material impact on its financial statements.

2. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

a) As of March 31, 2012, the Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. SAHF originally purchased an 18% carry-over interest in the Jollin and Tonono concessions on May 15, 2007, and subsequently increased its ownership to 23.5%, 9% of which was carry-over and 14.5% of which was working.  SAHF in 2009 transferred 13.5% to Maxipetrol, under an arrangement where SAHF’s remaining 10% interest would be in a carry-over mode.
SAHF received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010. The Company will begin receiving revenue from the Jollin and Tonono blocks when the first well is approved for commercial production.

b) At March 31, 2012, the Company retains an 18% ownership interest in the Tartagal and Morillo oil and gas concessions located in Salta Province.  During 2007, SAHF had originally purchased an 18% ownership of these concessions During 2008, SAHF exchanged 50% of its ownership in this investment with a third party, where the acquirer agreed to assume 50% of SAHF’s obligations with respect to future development expenses.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Three Months Ended March 31, 2012 and 2011

As of March 30, 2012, the Company agreed to sell 50% of its ownership interest in this property to PPL for $500,000.  The Company follows the full cost method of accounting, and thus, no gain was recognized, in accordance with ASC 932-10-599 ©)(3)(i)..

The Company’s share of the development costs for the Tartagal and Morillo concessions will be repaid from 50% of the Company's share of the future production profits from the concessions.

On January 26, 2011 our joint venture partner announced that well No.  CAX-1002 was indicating 15 cubic meters per day which translated to 94 barrels of oil daily.  On February 21, 2011 they also announced that the other work over well No. CAX-1 was demonstrating production of 5 cubic meters per day or equal to 10 to 15 Barrels per day. The Company began recognizing its share of the production from these two wells in the three months ending March 31, 2012.

c) As of March 31, 2012, the Company owns 20% of the oil and gas exploration rights to five blocks in the Salta Province of Northern Argentina.  The managing partner holds this interest in escrow until SAHF is officially admitted into the joint venture of the exploration rights concession.

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

The Company and its partners, Resta, PetroNexus and Grasta Petroleum will develop the block exploration starting with 2D Seismic interpretation with PetroNexus LLC; geological model application and Hydrocarbon Micro seepage Survey with Geo Microbial Technologies Argentina (Guemes Method), and La Troja well work over with a local rig company.  The exploration terms are four years for the first period, three years for the second and two years for the last period.  At March 31, 2012, SAHF owned 60% of the rights to explore Valle de Lerma; GRASTA owns 5%; PetroNexus owns 30%; and Remsa owns 5%.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Three Months Ended March 31, 2012 and 2011

As of March 30, 2012, the Company agreed to sell 50% of its ownership interest in this property to PPL for $500,000.  The Company follows the full cost method of accounting, and thus, no gain was recognized, in accordance with ASC 932-10-599 ©)(3)(i).

The Company evaluated these investments for impairment and concluded that, except as described above, no loss in value occurred as of March 31, 2012. The following table summarizes the Company’s investments in these unproved oil and gas properties.  One of the Company’s oil and gas producing properties began producing during the quarter ending March 31, 2012.  No depletion was recorded for the quarter as the amount was not material.

	Concession Investments	Exploration Rights	Total

At December 31,2011	$870,372	$1,244,908	$2,115,280

Drilling and development costs	—	94,606	94,606

Sale of 50% interest in Tartagal & Morillo and Valle de Lerma	(500,000)	(500,000)	(1,000,000)

Translation gain (loss)	(9,444)	(25,652)	(35,096)

At March 31, 2012	$360,928	$813,862	$1,180,822

3.  INVESTMENT IN OIL REFINERY

On January 13, 2012, the Company, through its wholly owned subsidiary, SAHF, signed a purchase option agreement with Cruz Norte, SA to purchase 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. In March 2012, the purchase option agreement was finalized and signed and Cruz Norte transferred 1/3 of its stake in the refinery to SAHF. The purchase price of the refinery was $150,000 for the 33.33% of the outstanding shares of Caimancito Refinery; the purchase price is split into two payments of $75,000: one in March 2012, and one in June 2012.  As of the date of this report, the Company had wired to Cruz Norte SA $75,000 in three payments in March 2012.   There were no operations in the refinery during the three months ending March 31, 2012.  When operations begin, the Company will account for the investment under the equity method.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Three Months Ended March 31, 2012 and 2011

4.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets. The Company purchased oil field equipment during the fourth quarter of 2011.  The equipment will be placed in service during 2012.  The Company did not provide any depreciation this equipment for the quarter ending March 31, 2012 as the equipment was not yet in service.

Property and equipment consists of:

	March 31, 2012	December 31, 2011
Oilfield equipment	$62,626	$47,151

Furniture and equipment	1,160	---
Less accumulated depreciation	---	---
Total property and equipment	$63,786	$47,151

5.  FAIR VALUE MEASUREMENT

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

As of March 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and unproved oil and gas properties.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in unproved oil and gas companies is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the three months ended March 31, 2012.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Three Months Ended March 31, 2012 and 2011

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

March 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1,610,330	$1,610,330	$-	$-
Unproved oil and gas properties	1,184,377			1,184,377
Receivable from sale of bidding rights	5,500,000			5,500,000
Investment in oil refinery	79,234			79,234
Investment in mineral properties	173,932			173,932
Total	$8,547,873	$1,610,330	$-	$6,937,543
December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$211,303	$211,303	$-	$-
Unproved oil and gas properties	2,115,280			2,115,280
Investment in mineral properties	171,871			171,871
Total	$2,498,454	$211,303	$-	$2,287,151

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

6.  RECEIVABLE FROM SALE OF BIDDING RIGHTS AND OIL AND GAS PROPERTIES

Effective March 30, 2012, the Company entered into the Cooperation Agreement with Principle Petroleum Ltd. (“PPL”). Under the Cooperation Agreement, the Company has agreed to sell to PPL, for a price of $7 million certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  Pursuant to a separate Agreement dated March 31, 2012, the Company has agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000. PPL has also agreed in an Undertaking to provide funds to the operating entities of Valle de Lerma, Selva Maria, San Salvador and Libertador, in the aggregate amount of up to $10,000,000 (San Salvador, Libertador and Selva Maria are pending for approval from the government, which is standard procedure in Argentina).

In the March 31, 2012 quarter, the Company received a $2,000,000 deposit from PPL on account of its obligations under the above agreements to purchase exploration and exploitation rights in certain properties.   The remainder of the proceeds was recorded as a $5.5 million receivable from the sale of bidding rights and oil and gas properties.  The Company expects this receivable to be fully settled by August 2012.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Three Months Ended March 31, 2012 and 2011

7.  NOTES PAYABLE

	March 31, 2012	December 31, 2011
Notes payable to three investors, interest at 8%, due July 2014	$150,655	$150,655
Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Note payable to third party interest at 6%, due September 20, 2007	60,000	60,000
Notes payable to stockholders and related parties, interest at 6%, due June 20, 2012	623,970	623,970
Notes payable to third party, interest at 6%, due August 10, 2011.	_--_	193,740
Total	$849,625	$1,043,365

The Company included accrued interest payable on the aforesaid notes in accrued expenses as of March 31, 2012 and December 31, 2011, respectively.  Interest expense for the three months ended March 31, 2012 and 2011 was $12,318 and $11,010, respectively.  On March 15, 2012, the $193,740 past due note payable and related accrued interest was settled by the agreement to pay $50,000 cash and the issuance of 475,000 shares of common stock.  Also subsequent to March 31, 2012, the maturity dates of the past due notes to three investors in the amount of $150,655 were extended to July 2014.

8.  ACCRUED EXPENSES

	March 31, 2012	December 31, 2011
Accrued compensation	$46,020	$46,020
Accrued interest	137,996	186,555
Accrued expenses	131,534	131,534

Total	$315.550	$364,109

9.  INCOME TAXES

The Company had not made provision for income taxes prior to the three months ended March 31, 2012, since the Company has the benefit of net operating losses carried forward in these periods.  Domestic NOL carryforwards were utilized in the computation of the provision for income taxes for the three months ending March 31, 2012.

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

The Company has been current in paying the MPIT.  This is not an income tax, which is why it is not included in our tax provision.

Deferred income tax assets consist of:

	Tax Effect
	March 31, 2012	December 31, 2011
Net operating loss carry-forwards	$578,000	$2,071,000

Less valuation allowance	(578,000)	(2,071,000)

Deferred income tax assets, net	$--	$--

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2008 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

10.  OTHER INCOME

During the three months ended March 31, 2012 and 2011, the Company incurred foreign exchange gains of $15,520 and $4,888, respectively, on its US dollar denominated payments to its SAHF subsidiaries for operating expenses that were offset by the gain of the sale of bidding rights.

Effective March 30, 2012, the Company entered into the Cooperation Agreement with Principle Petroleum Ltd. (“PPL”). Under the Cooperation Agreement, we have agreed to sell to PPL, for a price of $7.5 million certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Tartagal & Morillo, Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  $6,500,000 of these proceeds are attributable to bidding rights for which the Company has no cost basis. The proceeds are non refundable in the event the Company is unsuccessful in the bids.  Therefore, the Company recognized a gain of $6.5 million for the sale of these bidding rights during the three months ending March 31, 2012.

11.  STOCKHOLDERS' EQUITY

For the three months ended March 31, 2012 and 2011, the Company issued 10,000 and 0 shares, respectively of its common stock to a related party for services performed.  For the three months ended March 31, 2012 and 2011, the Company also issued 475,000 and 0 shares, respectively, for the settlement of a note payable.

A summary of the warrant activity for the three months ending March 31, 2012 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregated Intrinsic Value
Outstanding, January 1, 2012	7,900,640	$0.21	6.0 years	$1,538,130

Granted	-	-

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, March 31, 2012	7,900,640	$0.21	6.0 years	$1,538,130

Exercisable, March 31, 2012	7,900,640	$0.21	6.0 years	$1,538,130

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Three Months Ended March 31, 2012 and 2011

12. EARNINGS (LOSS) PER SHARE

Basie and diluted earnings (loss ) per common share are presented in accordance with ASC Topic 260 “Earnings pershare”.  Common stock warrants have been excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2011 in the statemnets of operations, because all suc securities were anti dilutive and were not issued until the fourth quarter of 2011.  Basic net earnings (loss) per share is calculated by dividing the net earnings (loss) per share by the weighted average number of share outstanding during the periods.  Diluted net earnging per share is calculated by dividing the net earnings by the weighted average number of shares and potential shares outstanding during the period.

The weighted average shares outstanding used in the computations of basic and diluted earnings (loss) per share are as follows:

	Three Months Ending March 31,
Basic weighted average shares outstanding	2012	2011
	31,605,323	29,605,381
Potential common shares
	4,374,280	-
Diluted weighted average shares outstanding
	35,979,603	29,605,381

13.  COMMITMENTS AND CONTINGENCIES

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

Rent expense was $8,602 and $4,526 for the three months ended March 31, 2012 and 2011, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto and the other financial information included elsewhere in this report.

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

Overview

We are an independent oil and gas company engaged in oil and gas acquisition, exploitation, production and exploration activities primarily in Argentina.  In addition, we have ownership interests in certain mineral rights that are located in Argentina.  In August 2007, SAHF signed agreements to purchase partial ownership interests in four oil and gas concessions in Northern Argentina. The joint venture owning these concessions then started the process to obtain the necessary government and environmental operating permits for the commercial exploitation of these concessions.  These oil and gas investments were contributed to the Company as part of the reverse merger transaction in March 2008.

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

Recent Developments—PPL Agreement

Effective March 30, 2012, we entered into the Cooperation Agreement with Principle Petroleum Ltd. (“PPL”). Under the Cooperation Agreement, we have agreed to sell to PPL, for a price of $7,000,000 certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  Pursuant to a separate Agreement dated March 31, 2012, we have agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000, payable in the second quarter of 2012. PPL has also agreed in an Undertaking to provide funds to the operating entities of Valle de Lerma, Selva Maria, San Salvador and Libertador, in the aggregate amount of up to $10,000,000 (San Salvador, Libertador and Selva Maria are pending for approval from the government, which is standard procedure in Argentina).

In the March 31, 2012 quarter, we received a $2,000,000 deposit from PPL on account of its obligations under the above agreements to purchase exploration and exploitation rights in certain properties.

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

Salta Province Exploration Rights

During 2008, SAHF purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina from Ketsal, SA (“Ketsal”) for $697,000 cash. In 2009, SAHF assigned 50% of its rights to a third party. As of March 31, 2012, SAHF owns 20% of the rights to this oil and gas concession.

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

Tartagal and Morillo

As of March 31, 2012, the Company, through SAHF, retained 18% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, and has invested approximately $60 million to date on geological studies, 2D and 3D seismic surveys on both blocks and two work-over drills and an exploratory well drill in Tartagal. SAHF’s participation was increased from 9% to 18% in March 2011, through the purchase of an additional 9% interest in the concession from Ambika S.A. On May 11, 2011, SAHF received the Argentinian Salta Government’s approval for its 18% ownership share for the Tartagal and Morillo concessions. Effective March 31, 2012, we agreed to sell 50% of our interest to PPL.

Valle de Lerma

On August 10, 2011, the Company’s tender offer, made through our wholly-owned subsidiary, SAHF, for the ownership right to explore, and eventually, produce oil and natural gas in the block known as “Valle de Lerma” was declared the winning bid by the Salta provincial government. SAHF made the offer in a joint venture agreement with Grasta SA, a local mid-size gasoline refinery located in Buenos Aires, Argentina. Other partners in the block include PetroNEXUS and REMSA. On October 25, 2011 SAHF was awarded an Exploration and Exploitation Oil & Gas Block License by the Government of Salta, Argentina.

The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2, SAHF has filed an environmental impact study and, upon its approval, will proceed to the reentry and work-over of the wells. SAHF holds a majority of the license interest and is the responsible operator. The license allows SAHF 20 years to explore and produce hydrocarbons with a renewal option of ten more years.

The Company and its partners have started  the block exploration with 2D Seismic reinterpretation and will follow it with: geological model application and Hydrocarbon Micro seepage Survey with Geo Microbial Technologies Argentina (Guemes Method), and La Troja well work over with a local rig company.  The exploration terms are four years for the first period, three years for the second and two years for the last period.

SAHF currently owns 60% of the rights to explore Valle de Lerma; GRASTA owns 5%; PetroNEXUS owns 30%; and REMSA owns 5%.  Pursuant to the agreements with PPL, we have agreed to sell 50% of our interest in Valle de Lerma, as well as our interest in bidding rights on three other properties.

Caimancito Refinery

On January 13, 2012, we, through our wholly-owned subsidiary, SAHF, signed a purchase option agreement with Cruz Norte, SA to purchase 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. In March, 2012, the purchase option agreement was finalized and signed and Cruz Norte transferred 1/3 of its stake in the refinery to SAHF. The purchase price of the refinery was $150,000 for the 33.33% of the outstanding shares of Caimancito Refinery; the purchase price is split into two payments of US$75,000: one in March 2012, and one in June 2012.  As of the date of this report, the Company has wired to Cruz Norte SA $75,000 in three payments in March 2012.

Lithium Production Properties

On March 1, 2010, we signed a purchase option agreement with Minera Jujuy from the Jujuy Province, Argentina related to the acquisition of approximate 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. Currently, we are performing sampling and geological conclusions with a local geological company in order to determine value to the property. SAHF purchased control of 51% of the Guayatayoc project via a partnership agreement with Oscar Chedrese and Servicios Mineros SA. The project holds the concession for a period of 20 years.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

During the three months ended March 31, 2012, we generated net earnings of $5.7 million compared to a net loss of $141,000 for the three months ended March 31, 2011. The decrease in our net loss for the three months ended March 31, 2012 over the prior three month period is primarily due to the gain on the sale of certain bidding rights to PPL.

During the three months ended March 31, 2012 our net loss from operations was approximately $432,000 compared to a net loss from operations of approximately $136,000 in the three months ended March 31, 2011.  The increase in our net loss from operations is primarily due to employee bonuses paid in 2012 for the significant improvement in the Company’s operations during 2012.

LIQUIDITY

At March 31, 2012, we had a working capital surplus of approximately $5.4 million, compared with a working capital deficit of approximately $1.3 million at December 31, 2011.  The significant improvement is due to the sale of certain bidding rights and oil and gas properties to PPL as of March 31, 2012

At March 31, 2012, we had total assets of approximately $8.6 million compared to total assets of approximately $2.6 million at December 31, 2011. Net cash used in operating activities in the three months ended March 31, 2012 was approximately $392,000, as compared with approximately $151,000 in 2011; and net cash generated from investing activities was approximately $1.8 million 2012, as compared with cash used of approximately $96,000 in 2011. Cash used in operations and investing activities in 2011 was offset by net cash provided from financing activities of approximately $347,000.  There was no cash generated or used by financing activities in the three months ending March 31, 2012.

Estimated 2012 Capital Requirements

In the case of the Jollin and Tonono and Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part.  For the exploration rights in Salta Province, we have completed the drilling and development of one well in Guemes that is expected to begin production testing in early 2013.  We have sufficient funds for our portion (20%) of the costs of installation of the battery storage facility to complete the Guemes production and storage facilities.   In the event our revenue expectations for 2012 are not met, we are not required to make any additional capital investment to protect our assets.

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

ITEM 4. – CONTROLS AND PROCEDURES

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

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
January 5, 2012	10,000 shares of common stock	Consultant.	NA	$0.35 per share/NA
April 3, 2012	237,500 shares of common stock in conversion of promissory note and accrued interest.	Private investor.	NA	$0.45 per share/NA
April 9, 2012	237,500 shares of common stock in conversion of promissory note and accrued interest.	Private investor.	NA	$0.45 per share/NA
April 10, 2012	18,800 shares of common stock.	Consultant.	NA	$0.20 per share/NA

(1) The issuances to consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D promulgated by the SEC under the Securities Act.

ITEM 5.     OTHER INFORMATION.

On May 16, 2012, our Board of Directors adopted amendments to our By-Laws providing for updates to the By-Laws to conform to the Delaware General Corporation Law, to update the By-Laws to reflect current evidence of ownership, transfer and delivery operational requirements of the stock markets and the Company’s transfer agent relating to stock certificates, to provide for the call of special meetings of stockholders only by the Chief Executive Officer, or by the Chief Executive Officer at the request of the Board of Directors, and generally to clarify the procedures for elections of and nominations for directors.

Our Amended and Restated By-Laws are filed as Exhibit 3.2b to this quarterly report.

ITEM 6.     EXHIBITS.

3.2b	Amended and Restated By-Laws of the Company, filed herewith.
31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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
Daniel R. Peralta
President, Chief Executive Officer and Principal Financial Officer

Dated: May 21, 2012

EXHIBIT INDEX

3.2b	Amended and Restated By-Laws of the Company.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document