Form 10-Q
period 2012-06-30
DELTA MUTUAL INC
filed 2012-08-13
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
☐ Yes      ☒ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 32,010,826 as of August 13, 2012.

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

The results of operations for the six and three months ended June 30, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash	$2,168,075	$211,303
Receivable from sale of bidding rights and oil and gas properties	4,500,021	-
Advances and other receivables	2,689	7,155
Total current assets	6,670,785	218,458

Investment in mineral properties	194,130	171,871
Investments in unproved oil and gas properties	1,240,512	2,115,280
Investment in oil refinery	126,052	-
Property and equipment	74,343	47,151
Other assets	6,368	7,060

TOTAL ASSETS	$8,312,190	$2,559,820

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$110,846	$107,372
Accrued expenses	328,148	364,109
Notes payable	849,625	1,043,365
Income taxes payable	349,308	-
Total current liabilities	1,637,926	1,514,846

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,010,826 and 31,507,026 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3,201	3,151
Additional paid-in capital	6,846,371	6,550,576
Retained earnings (deficit)	282,665	(5,354,385)
Accumulated other comprehensive loss	(457,974)	(154,367)
Total stockholders' equity	6,674,263	1,044,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,312,190	$2,559,820

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ending June 30,		Six months ending June 30,
	2012	2011	2012	2011

Sales	$-	$-	$1,789	$-
Costs and Expenses:
General, and administrative	277,893	155,516	712,108	290,653
	277,893	155,516	712,108	290,653
Loss from operations	(277,893)	(155,516)	(710,359)	(290,653)

Other Income (Expense):
Foreign exchange gain	205,687	8,173	221,593	13,062
Interest expense	(12,597)	(11,010)	(24,915)	(22,020)
Reversal of contested severance	-	56,160	-	56,160
Gain on sale of bidding rights	-	-	6,500,000	-
Net other income (expense)	193,090	53,323	6,696,678	47,202
Income (loss) before income taxes	(84,803)	(102,193)	5,986,358	(243,451)

Provision (benefit) for income taxes	(5,673)	-	349,308	-

Net earnings (loss)	$(79,130)	$(102,193)	$5,637,050	$(243,451)

Net earnings (loss) per common share:
Basic	$(0.00)	$(0.00)	$0.18	$(0.01)
Diluted	$(0.00)	$(0.00)	$0.16	$(0.01)

Weighted average common shares - Basic	32,008,967	30,057,306	31,807,145	29,564,084
Weighted average common shares - Diluted	32,008,967	30,057,306	35,465,834	29,564,084

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ending June 30,
	2012	2011

Cash flows from Operating Activities:
Net earnings (loss)	$5,637,050	$(243,451)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Gain on sale of bidding rights	(6,500,000)	-
Loss on settlement of note payable	9,133	-
Issuance of common stock for services	7,260	3,080
Issuance of warrants to purchase common stock for services	40,748	-
Changes in operating assets and liabilities	325,860	(90,650)
Net cash used in operating activities	(479,949)	(331,021)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(395,090)	(120,318)
Investment in oil refinery	(125,460)	-
Purchases of furniture and equipment	(30,253)	-
Proceeds from sales of oil and gas properties and bidding rights	2,999,979	-
Investment in mineral properties	(6,820)	(74,993)
Net cash provided by (used in) investing activities	2,442,356	(195,311)

Cash flows from financing activities:
Proceeds from sales of common stock	-	518,980
Net cash provided by financing activities	-	518,980
Effect of Exchange Rates on Cash	(5,636)	(1,814)
Net increase in cash	1,956,772	(9,166)
Cash - Beginning of period	211,303	209,004
Cash - End of period	$2,168,075	$199,838

Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$(1,789)	$-
Increase (decrease) in accounts payable and accrued expenses	(21,659)	(90,650)
Increase (decrease) in income taxes payable	349,308	-
Changes in assets and liabilities	$325,860	$(90,650)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplementary information:
Non cash financing and investing activities:
Issuance of common stock for mineral property	$-	$16,000
Issuance of warrants for mineral property	$24,092	$-
Issuance of common stock for unproved oil and gas properties	$-	$50,000
Issuance of warrants for unproved oil and gas properties	$9,995	$-
Issuance of common stock for services	$7,260	$3,080
Issuance of common stock for debt	$213,750	$-
The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ending June 30,		Six months ending June 30,
	2012	2011	2012	2011

Net earnings (loss)	$(79,130)	$(102,193)	$5,637,050	$(243,451)
Other comprehensive income (loss):
Foreign currency translation adjustment	(256,811)	(43,440)	(303,607)	(62,970)
Net change in other comprehensive income (loss)	(256,811)	(43,440)	(303,607)	(62,970)
Comprehensive income (loss)	$(335,941)	$(145,633)	$5,333,443	$(306,421)

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2012 and 2011

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

SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the six months ended June 31, 2012 and the Company does not expect that the other recent accounting pronouncements will have a material impact on its financial statements.

2. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

a) As of June 30, 2012, the Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. SAHF originally purchased an 18% carry-over interest in the Jollin and Tonono concessions on May 15, 2007, and subsequently increased its ownership to 23.5%, 9% of which was carry-over and 14.5% of which was working.  SAHF in 2009 transferred 13.5% to Maxipetrol, under an arrangement where SAHF’s remaining 10% interest would be in a carry-over mode.
SAHF received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010. The Company will begin receiving revenue from the Jollin and Tonono blocks when the first well is approved for commercial production. The joint venture is currently developing a future plan for continuing the exploration of the concessions.

b) As of June 30, 2012, the Company retains a 9% ownership interest in the Tartagal and Morillo oil and gas concessions located in Salta Province.  During 2007, SAHF had originally purchased an 18% ownership of these concessions During 2008, SAHF exchanged 50% of its ownership in this investment with a third party, where the acquirer agreed to assume 50% of SAHF’s obligations with respect to future development expenses.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2012 and 2011

As of March 30, 2012, the Company agreed to sell 50% of its ownership interest in this property to Principle Petroleum Limited (“PPL”) for $500,000.  The Company follows the full cost method of accounting, and thus, no gain was recognized, in accordance with ASC 932-10-599 ©)(3)(i)..

The Company’s share of the development costs for the Tartagal and Morillo concessions will be repaid from 50% of the Company's share of the future production profits from the concessions.

On January 26, 2011 our joint venture partner announced that the Campo Alcoba site well No.  CAX-1002 was indicating 15 cubic meters per day which translated to 94 barrels of oil daily.  On February 21, 2011 they also announced that the other work over well No. CAX-1 was demonstrating production of 5 cubic meters per day or equal to 10 to 15 barrels per day. The Company began recognizing its share of the production from these two wells in the three months ending March 31, 2012. Production from these test wells has continued into the 2012 second quarter. Two workover wells are under evaluation, and currently an analytic test to drill one more exploratory well is under way.  2D reinterpretation and 3D conclusions are expected by third quarter of 2012.

c) As of June 30, 2012, the Company owns 20% of the oil and gas exploration rights to five blocks in the Salta Province of Northern Argentina.  The managing partner holds this interest in escrow until SAHF is officially admitted into the joint venture of the exploration rights concession.

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

The Company and its partners, Resta, PetroNexus and Grasta Petroleum will develop the block exploration starting with 2D Seismic interpretation with PetroNexus LLC; geological model application and Hydrocarbon Micro seepage Survey with Geo Microbial Technologies Argentina (Guemes Method), and La Troja well work over with a local rig company.  The exploration terms are four years for the first period, three years for the second and two years for the last period.  At December 31, 2011, SAHF owned 60% of the rights to explore Valle de Lerma; GRASTA owns 5%; PetroNexus owns 30%; and Remsa owns 5%.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2012 and 2011

The total investment commitment originally approved is of 401 work units within a three-year term.  Each work unit has a value of $5,000 totaling a $2,005,000 of committed investment for the first quarter.  In the second quarter of 2012, the Company executed 175 work units and the conclusions were submitted to the proper regulatory government agency, which approved the work performed with the Resolution 021/2012 dated May 11, 2012.  Our insurance policy for the remnant amount of $1,155,000 was issued in the second quarter of 2012.

Pursuant to the Cooperation Agreement with PPL, we have agreed to sell 50% of our interest in Valle de Lerma, as well as our interest in bidding rights on three other properties after the payment terms will be completed. The Company follows the full cost method of accounting, and thus, no gain was recognized, in accordance with ASC 932-10-599 (c)(3)(i).

The Company evaluated these investments for impairment and concluded that, except as described above, no loss in value occurred as of June 30, 2012. The following table summarizes the Company’s investments in these unproved oil and gas properties.  One of the Company’s oil and gas producing properties began producing during the quarter ending June 30, 2012.  No depletion was recorded for the quarter as the amount was not material

	Concession Investments	Exploration Rights	Total

At January 1, 2012	$875,130	$1,240,150	$2,115,280

Drilling and development costs	6.081	399,004	405,085

Sale of 50% interest in Tartagal & Morillo and Valle de Lerma	(500,000)	(500,000)	(1,000,000)

Translation gain (loss)	(26,416)	(253,437)	(279,953)

At June 30, 2012	$354,795	$885,717	$1,240,512

3.  INVESTMENT IN OIL REFINERY

On January 13, 2012, the Company, through its wholly owned subsidiary, SAHF, signed a purchase option agreement with Cruz Norte, SA to purchase 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. In March 2012, the purchase option agreement was finalized and signed and Cruz Norte transferred 1/3 of its stake in the refinery to SAHF. The purchase price of the refinery was $150,000 for the 33.33% of the outstanding shares of Caimancito Refinery; the purchase price, which has been paid in full as of July 6, 2012.  There were no operations in the refinery during the six months ending June 30, 2012.  When operations begin, the Company will account for the investment under the equity method.  Commencement of operations is currently scheduled for late August, 2012.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2012 and 2011

4.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets. The Company purchased oil field equipment during the fourth quarter of 2011.  The equipment will be placed in service during 2012.  The Company did not provide any depreciation for this equipment for the three and six months ending June 30, 2012, as the equipment was not yet in service.

Property and equipment consists of:

	June 30, 2012	December 31, 2011
Oilfield equipment	$65,685	$47,151

Furniture and equipment	8,658	–
Less accumulated depreciation	–	–
Total property and equipment	$74,343	$47,151

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

As of June 30, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and unproved oil and gas properties.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in unproved oil and gas companies is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the six months ended June 30, 2012.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2012 and 2011

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

June 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,168,085	$2,168,085	$-	$-
Unproved oil and gas properties	1,240,012			1,240,012
Receivable from sale of bidding rights	4,500,021			4,500,021
Investment in oil refinery	126,052			126,052
Investment in mineral properties	194,130			194,130
Total	$8,228,300	$2,168,085	$-	$6,060,215

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$211,303	$211,303	$-	$-
Unproved oil and gas properties	2,115,280			2,115,280
Investment in mineral properties	171,871			171,871
Total	$2,498,454	$211,303	$-	$2,287,151

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

As part of PPL’s obligations under the Cooperation Agreement, PPL made partial payments of $2,000,000 in our 2012 first fiscal quarter and  $999,979 in the second quarter towards the full amount of $7,000,000 provided under the Cooperation Agreement.  Both parties are working to execute the full amount of PPL’s payment obligations as agreed.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2012 and 2011

As of June 30, 2012, the Company had received deposits in the amount of $2,999,979 from PPL on account of its obligations under the above agreements to purchase exploration and exploitation rights in certain properties.  The remainder of the proceeds has been recorded as a $4.5 million receivable from the sale of bidding rights and oil and gas properties.

7. NOTES PAYABLE

	June 30, 2012	December 31, 2011
Notes payable to three investors, interest at 8%, due July 2014	$150,655	$150,655
Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Note payable to third party interest at 6%, due September 20, 2007	60,000	60,000
Notes payable to stockholders and related parties, interest at 6%, due August 31, 2012	623,970	623,970
Notes payable to third party, interest at 6%, due August 10, 2011.	--	193,740
Total	$849,625	$1,043,365

The Company included accrued interest payable on the aforesaid notes in accrued expenses as of June 30, 2012 and December 31, 2011, respectively.  Interest expense for the three months ended June 30, 2012 and 2011 was $12,318 and $11,010, respectively.  On March 15, 2012, the $193,740 past due note payable and related accrued interest was settled by the agreement to pay $50,000 cash and the issuance of 475,000 shares of common stock.  Also during the three months ended June 30, 2012, the maturity dates of the past due notes to three investors in the amount of $150,655 were extended to July 2014. During the three months ended June 30, 2012, the due dates of the notes payable to stockholders and related parties were extended to August 31, 2012.

8. ACCRUED EXPENSES

	June 30, 2012	December 31, 2011
Accrued compensation	$46,020	$46,020
Accrued interest	150,594	186,555
Accrued expenses	131,534	131,534

Total	$327,148	$364,109

9. INCOME TAXES

The Company had not made provision for income taxes prior to the six months ended June 30, 2012, since the Company has the benefit of net operating losses carried forward in these periods.  Domestic NOL carry-forwards were utilized in the computation of the provision for income taxes for the six months ending June 30, 2012.

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
As of and for the Six Months Ended June 30, 2012 and 2011

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

The Company has been current in paying the MPIT.  This is not an income tax, which, is why it is not included in our tax provision.

Deferred income tax assets consist of:

	June 30, 2012	December 31, 2011
Net operating loss carry-forwards	$1,727,000	$2,071,000

Less valuation allowance	(1,727,000)	(2,071,000)

Deferred income tax assets, net	$--	$--

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2008 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

10. OTHER INCOME

During the three and six months ended June 30, 2012 and 2011, the Company incurred foreign exchange gains of $205,687, $8,173, $221,393, and $13,062, respectively, on its US dollar denominated payments to its SAHF subsidiaries for operating expenses.

Effective March 30, 2012, the Company entered into the Cooperation Agreement with Principle Petroleum Ltd. (“PPL”). Under the Cooperation Agreement, we have agreed to sell to PPL, for a price of $7.5 million certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Tartagal & Morillo, Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  $6,500,000 of these proceeds are attributable to bidding rights for which the Company has no cost basis. The proceeds are non refundable in the event the Company is unsuccessful in the bids.  Therefore, the Company recognized a gain of $6.5 million for the sale of these bidding rights during the six months ending June 30, 2012.

11.   STOCKHOLDERS' EQUITY

For the three and six months ended June 30, 2012 and 2011, the Company issued 10,000 and 0 shares, respectively with fair values of $3,500 and $0, respectively, of its common stock to a related party for services performed.  For the three and six months ended June 30, 2012 and 2011, the Company also issued 475,000 and 0 shares, respectively, with fair values of $213,750 and $0, respectively, for the settlement of a note payable.

A summary of the warrant activity for the six months ending June 30, 2012 is presented below:

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2012 and 2011

		Weighted	Weighted	Aggregated
		Average	Average	Intrinsic
	Warrants	Exercise Price	Contractual Term	Value
Outstanding, January 1, 2012	7,900,640	$0.21	6.0 years	$1,538,130

Granted	404,868	0.34	6.0 years	74,835

Expired/Cancelled	-	-		-

Exercised	-	-		-

Outstanding, June 30, 2012	8,305,508	$0.22	6.0 years	$1,612,965

Exercisable, June 30, 2012	8,305,508	$0.22	6.0 years	$1,612,965

12. EARNINGS (LOSS) PER SHARE

Basie and diluted earnings (loss ) per common share are presented in accordance with ASC Topic 260 “Earnings per share”.  Common stock warrants have been excluded from the calculation of diluted earnings (loss) per share for the three months ended June 30, 2012 and the three and six months ended June 30, 2011 in the statements of operations, because all such securities were anti dilutive and were not issued until the fourth quarter of 2011 and six months ended June 30, 2012.  Basic net earnings (loss) per share is calculated by dividing the net earnings (loss) per share by the weighted average number of share outstanding during the periods.  Diluted net earning per share is calculated by dividing the net earnings by the weighted average number of shares and potential shares outstanding during the period.

The weighted average shares outstanding used in the computations of basic and diluted earnings (loss) per share are as follows:

	Three Months Ending June 30,		Six Months Ending June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	32,008,967	30,057,306	31,807,145	29,564,084

Potential common shares	-	-	3,656,983	-

Diluted weighted average shares outstanding	32,008,967	30,057,306	35,464,128	29,564,084

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2012 and 2011

OPERATING LEASES

The Company entered into a lease agreement in February 2012 for 3,551 square feet of office space for its principal office in Arizona.  The lease expires in February 2013 and the Company has an option to extend the lease for an additional two years.  The Company is required to pay various executory costs in connection with the lease.

The Company has sublet a portion of the premises on a month-to-month basis for $1,800 per month.

Rent expense was $30,929, $4,503. 39,531 and $9,029 for the three and six months ended June 30, 2012 and 2011, respectively.

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

Overview

We are an independent oil and gas company, with the SIC Code classification 1311 (oil and gas production)for SEC filing purposes, engaged in oil and gas acquisition, exploitation, production and exploration activities primarily in Argentina. In addition, we have ownership interests in certain mineral rights that are located in Argentina.  In August 2007, SAHF signed agreements to purchase partial ownership interests in four oil and gas concessions in Northern Argentina. The joint venture owning these concessions then started the process to obtain the necessary government and environmental operating permits for the commercial exploitation of these concessions.  These oil and gas investments were contributed to the Company as part of the reverse merger transaction in March 2008.

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

The Company's business is subject to the risks of its oil and gas investments in South America. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the operations of oil and gas concessions in Argentina.

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

As part of PPL obligations in certain Agreement dated March 2012 through SAHF Argentina branch, a partial deposit of $2,000,000 was delivered in this past first quarter and an aggregate amount of $1,000,000 towards the original $7,000,000 was delivered in the second quarter of 2012.  Both parties are working on the different factors to be completed in order to execute the full amount as agreed.

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

The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2. SAHF has done the measurement and survey study and filed an environmental impact study and, upon its approval, will proceed to the reentry and work-over of the wells. SAHF holds a majority of the license interest and is the responsible operator. The license allows SAHF 20 years to explore and produce hydrocarbons with a renewal option of ten more years.

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

SAHF currently owns 60% of the rights to explore Valle de Lerma; GRASTA owns 5%; PetroNEXUS owns 30%; and REMSA owns 5%.  Pursuant to the agreements with PPL, we have agreed to sell 50% of our interest in Valle de Lerma, as well as our interest in bidding rights on three other properties after the payment terms will be completed.

The total investment commitment originally approved is of 401 work units within a three year term.  Each work unit has a value of $5,000 totaling a $2,005,000 of committed investment for the first quarter.  In the second quarter of 2011, the Company executed 175 work units and the conclusions were submitted to the proper regulatory government agency, which approved the work performed with the Resolution 021/2012 dated May 11, 2012.  Our insurance policy for the remnant amount of $1,155,000 was issued in the second quarter of 2012.

A research and behavior test will take place on the block on some of the old wells to profile the system stratigraphic correlation.

Tartagal and Morillo

As of June 30, 2012, the Company, through SAHF, retained 18% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, and has invested approximately $60 million to date on geological studies, 2D and 3D seismic surveys on both blocks and two work-over drills and an exploratory well drill in Tartagal. Production from the two Campo Alcoba test wells commenced in 2011 and has continued into the 2012 second quarter. Two workover wells are under evaluation, and currently an analytic test to drill one more exploratory well is under way.  2D reinterpretation and 3D conclusions are expected by third quarter 2012.  On May 11, 2011, SAHF received the Argentinian Salta Government’s approval for its 18% ownership share for the Tartagal and Morillo concessions. Effective March 31, 2012, we agreed to sell 50% of our interest in these concessions to PPL. Payment terms are in effect to complete the transaction.

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

SAHF received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010. Accordingly, the Company has reclassified its concession costs in the amount of $688,475 associated with this property to proved oil and gas properties as of December 31, 2010 based upon the reserve report received from the third party working interest owner of the joint venture. The Company will begin receiving revenue from the Jollin and Tonono blocks when the first well is approved for commercial production. The joint venture is currently developing a future plan for continuing the exploration of the concessions.

Salta Province Exploration Rights

During 2008, SAHF purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina from Ketsal, SA (“Ketsal”) for $697,000 cash. In 2009, SAHF assigned 50% of its rights to a third party. As of June 30, 2012, SAHF owns 20% of the rights to this oil and gas concession.

SAHF is responsible for managing the drilling activities in the Salta Province and bears its pro-rata share of the costs. Exploratory drilling activities commenced in April 2010 on the Guemes Block and the first well was spud in September 2010. SAHF paid $106,672 for additional concession fees to become an exploration company in Argentina and incurred $179,806 in exploratory drilling costs during the nine months ended September 30, 2010 that were capitalized as work-in-progress under the full cost method of accounting. In July 2010, SAHF found positive traces of the presence of natural gas and hydrocarbons of low-density quality through its analysis of core samples. Well logging while drilling also confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive. Production testing to verify the commercial sustainability of the well is expected to commence in the third quarter of 2013.

The joint venture is currently exploring the option to give 2 areas back to the government of Salta; give 2 areas to YPF; and keep Guemes.

Caimancito Refinery

On January 13, 2012, we, through our wholly-owned subsidiary, SAHF, signed a purchase option agreement with Cruz Norte, SA to purchase 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. In March, 2012, the purchase option agreement was finalized and signed and Cruz Norte transferred 1/3 of its stake in the refinery to SAHF. The purchase price of the refinery was $150,000 for the 33.33% of the outstanding shares of Caimancito Refinery; the purchase price is paid in full and a current Board Resolution appointed Mr. Mac Mullen from SAHF as a new Cruz del Norte Board Member.  The outstanding partial rights of SAHF are dully registered to the IGJ (Government Regulatory Entity).  A contract with NOA, a service company was signed and paid to rehabilitate the Plant and start the production.  The first batch of diesel is programmed for late August, 2012.

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

Due to the volatility of mineral global markets, further development of this project was technically postponed until 2nd quarter of 2013.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

During the six months ended June 30, 2012, we generated revenues of $1,789, as compared with revenues of $-0- in 2011, and net earnings of $5.6 million compared to a net loss of $243,541 for the six months ended June 30, 2011. The decrease in our net loss for the six months ended June 30, 2012 over the prior six month period is primarily due to the gain on the sale of certain bidding rights to PPL.

During the six months ended June 30, 2012 our loss from operations was approximately $712,000 compared to a net loss from operations of approximately $291,000 in the six months ended June 30, 2011.  The increase in our net loss from operations is primarily due to employee bonuses paid in 2012 for the significant improvement in the Company’s operations during 2012.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

During the three months ended June 30, 2012, we had no revenues and had a net loss of $79,130, compared to a net loss of $102,193 for the three months ended June 30, 2011. The decrease in our net loss for the three months ended June 30, 2012 over the prior three month period is primarily due to a foreign exchange gain of $205,687 in 2012, as compared with a gain of $8,173 in 2011.

During the three months ended June 30, 2012 our loss from operations was approximately $277,893 compared to a net loss from operations of approximately $155,516 in the three months ended June 30, 2011.  The increase in our net loss from operations is primarily due to a higher level of general and administrative expenses during 2012.

LIQUIDITY

At June 30, 2012, we had a working capital surplus of approximately $5.0 million, compared with a working capital deficit of approximately $1.3 million at December 31, 2011.  The significant improvement is due to the sale of certain bidding rights and oil and gas properties to PPL as of March 30, 2012

At June 30, 2012, we had total assets of approximately $8.3 million compared to total assets of approximately $2.6 million at December 31, 2011. Net cash used in operating activities in the six months ended June 30, 2012 was approximately $480,000, as compared with approximately $331,000 in 2011; and net cash generated from investing activities was approximately $2.4 million 2012, as compared with cash used of approximately $195,000 in 2011. Cash used in operations and investing activities in 2012 was offset by net cash provided from investing activities of approximately $2.4 million.  Net cash generated by financing activities was $-0- in the six months ended June 30, 2012, and approximately $519,000 in the comparable period in  2011.

Estimated 2012 Capital Requirements

In the case of the Jollin and Tonono and Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part.  For the exploration rights in Salta Province, we have completed the drilling and development of one well in Guemes that is expected to begin production testing in 2013.  We have sufficient funds for our portion (20%) of the costs of installation of the battery storage facility to complete the Guemes production and storage facilities.   In the event our revenue expectations for 2012 are not met, we are not required to make any additional capital investment to protect our assets.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of Six and Nine months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates.

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

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
April 9, 2012	Warrant expiring October 18, 2018 to purchase 94,000 shares of common stock, at an exercise price of $.20 per share.	Consultant.	NA	$-0- per share/NA
April 12, 2012	Warrant expiring October 18, 2018 to purchase 260,868 shares of common stock, at an exercise price of $.42 per share.	Consultant.	NA	$-0- per share/NA
June 20, 2012	Warrant expiring October 18, 2018 to purchase 50,000 shares of common stock, at an exercise price of $.22 per share.	Consultant.	NA	$-0- per share/NA

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

Dated: August 13, 2012

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