Form 10-Q
period 2012-09-30
DELTA MUTUAL INC
filed 2012-11-19
CIK 1112985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-30563

DELTA MUTUAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delawre	14-1818394
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

15100 North 78th Place, Suite 200, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

__________________(480) 483-0420_______________
(Registrant's Telephone Number, Including Area Code)

_____________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 32,010,826 as of November 19, 2012.

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

The results of operations for the nine and three months ended September 30, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash	$2,190,202	$211,303
Receivable from sale of bidding rights and oil and gas properties	4,000,042	-
Advances and other receivables	2,591	7,155
Total current assets	6,192,835	218,458

Investment in mineral properties	187,061	171,871
Investments in unproved oil and gas properties	1,431,363	2,115,280
Investment in oil refinery	149,400	-
Property and equipment	78,149	47,151
Other assets	6,368	7,060

TOTAL ASSETS	$8,045,175	$2,559,820

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$118,537	$107,372
Accrued expenses	340,745	364,109
Notes payable	849,625	1,043,365
Income taxes payable	301,833	-
Total current liabilities	1,610,740	1,514,846

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,010,826 and 31,507,026 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3,201	3,151
Additional paid-in capital	6,846,370	6,550,576
Retained earnings (deficit)	319,964	(5,354,385)
Accumulated other comprehensive loss	(735,101)	(154,367)
Total stockholders' equity	6,434,435	1,044,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,045,175	$2,559,820

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ending September 30,		Nine months ending September 30,
	2012	2011	2012	2011

Sales	$-	$-	$1,789	$-
Costs and Expenses:
General, and administrative	169,701	161,438	881,809	452,091
	169,701	161,438	881,809	452,091
Loss from operations	(169,701)	(161,438)	(880,020)	(452,091)

Other Income (Expense):
Foreign exchange gain	222,122	924	443,715	4,360
Interest expense	(12,598)	(11,010)	(37,513)	(33,030)
Reversal of contested severance	-	-	-	65,786.00
Gain on sale of bidding rights	-	-	6,500,000	-
Net other income (expense)	209,524	(10,086)	6,906,202	37,116
Income (loss) before income taxes	39,824	(171,524)	6,026,182	(414,975)

Provision (benefit) for income taxes	2,525	-	351,833	-

Net earnings (loss)	$37,299	$(171,524)	$5,674,350	$(414,975)

Net earnings (loss) per common share:
Basic	$0.00	$(0.01)	$0.18	$(0.01)
Diluted	$0.00	$(0.01)	$0.17	$(0.01)

Weighted average common shares - Basic	32,010,826	30,843,009	31,875,534	29,995,097
Weighted average common shares - Diluted	32,873,172	30,843,009	32,732,103	29,995,097

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ending September 30,
	2012	2011

Cash flows from Operating Activities:
Net earnings (loss)	$5,674,350	$(414,975)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Gain on sale of bidding rights	(6,500,000)	-
Loss on settlement of note payable	9,133	-
Issuance of common stock for services	7,260	3,080
Issuance of warrants to purchase common stock for services	40,748	-
Changes in operating assets and liabilities	302,251	(73,153)
Net cash used in operating activities	(466,259)	(485,048)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(640,032)	(176,344)
Investment in oil refinery	(159,556)	-
Purchases of furniture and equipment	(36,512)	(42,972)
Proceeds from sales of oil and gas properties and bidding rights	3,499,958	-
Investment in mineral properties	(6,820)	(79,491)
Net cash provided by (used in) investing activities	2,657,038	(298,807)

Cash flows from financing activities:
Proceeds from sales of common stock	-	629,988
Net cash provided by financing activities	-	629,988
Effect of Exchange Rates on Cash	(211,881)	31,299
Net increase in cash	1,978,899	(122,568)
Cash - Beginning of period	211,303	209,004
Cash - End of period	$2,190,202	$86,437

Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$1,789	$-
Increase (decrease) in accounts payable and accrued expenses	(1,370)	(73,153)
Increase (decrease) in income taxes payable	301,832	-
Changes in assets and liabilities	$302,251	$(73,153)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplementary information:
Non cash financing and investing activities:
Issuance of common stock for mineral property	$-	$16,000
Issuance of warrants for mineral property	$24,092	$-
Issuance of common stock for unproved oil and gas properties	$-	$50,000
Issuance of warrants for unproved oil and gas properties	$9,995	$-
Issuance of common stock for services	$7,260	$3,080
Issuance of common stock for debt	$213,750	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ending September 30,		Nine months ending September 30,
	2012	2011	2012	2011

Net earnings (loss)	$37,299	$(171,524)	$5,674,350	$(414,975)
Other comprehensive income (loss):
Foreign currency translation adjustment	(277,127)	(33,506)	(580,734)	(96,476)
Net change in other comprehensive income (loss)	(277,127)	(33,506)	(580,734)	(96,476)
Comprehensive income (loss)	$(239,827)	$(205,030)	$5,093,616	$(511,451)

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Nine Months Ended September 30, 2012 and 2011

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

SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the nine months ended September 30, 2012 and the Company does not expect that the other recent accounting pronouncements will have a material impact on its financial statements.

2. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

a) As of September 30, 2012, the Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. SAHF originally purchased an 18% carry-over interest in the Jollin and Tonono concessions on May 15, 2007, and subsequently increased its ownership to 23.5%, 9% of which was carry-over and 14.5% of which was working.  SAHF in 2009 transferred 13.5% to Maxipetrol, under an arrangement where SAHF’s remaining 10% interest would be in a carry-over mode. SAHF received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010. The Company will begin receiving revenue from the Jollin and Tonono blocks when the first well is approved for commercial production. The joint venture is currently developing a future plan for continuing the exploration of the concessions.

b) As of September 30, 2012, the Company retains a 9% ownership interest in the Tartagal and Morillo oil and gas concessions located in Salta Province.  During 2007, SAHF had originally purchased an 18% ownership of these concessions During 2008, SAHF exchanged 50% of its ownership in this investment with a third party, where the acquirer agreed to assume 50% of SAHF’s obligations with respect to future development expenses.

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
As of and for the Nine Months Ended September 30, 2012 and 2011

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

On January 26, 2011 our joint venture partner announced that the Campo Alcoba site well No.  CAX-1002 was indicating 15 cubic meters per day which translated to 94 barrels of oil daily.  On February 21, 2011 they also announced that the other work over well No. CAX-1 was demonstrating production of 5 cubic meters per day or equal to 10 to 15 barrels per day. The Company began recognizing its share of the production from these two wells in the three months ending March 31, 2012. Production from these test wells has continued into the 2012 second quarter. A work over of one the two reopened wells is planned, and currently an analytic test to drill one more exploratory well is under way.

c) As of September 30, 2012, the Company owns 20% of the oil and gas exploration rights to five blocks in the Salta Province of Northern Argentina.  The managing partner holds this interest in escrow until SAHF is officially admitted into the joint venture of the exploration rights concession.

The ownership interests in The Salta Province Exploration Rights Concession  ("Salta Joint Venture") are:

●	Consortium Ketsal Kilwa – 60% (managing partner)

●	Ambika S.A. – 20%

●	SAHF – 20%

During the second quarter 2010, the Salta Joint Venture began drilling the first well on the Guemes block of the Salta Province exploration rights concession.  SAHF acted as the project manager for this drilling project, but did not charge the Salta Joint Venture a management fee.  Production testing to verify the commercial sustainability of the well still needs to be performed.

The 2010 concession payments, totaling approximately $1.1 million, of which SAHF’s share is approximately $220,000, payable for the Salta Province exploration rights concession are past due and are being contested with the Government by the Salta Joint Venture.  Prior to the drilling of the Guemes well, the managing partner began negotiating with the government of Argentina to have the concessions' penalties waived and it was agreed that the Government will not draw on the Performance Bond posted by Ketsal, in exchange for opening a well on Guemes and continued development activities in the province.  SAHF opened up well in Guemes known as "Dos Morros" and the overdue charges have been waived.

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

The Company and its partners, Resta, PetroNexus and Grasta Petroleum will develop the block starting with the La Troja well work over with a local rig company. The exploration terms are four years for the first period, three years for the second and two years for the last period. At December 31, 2011, SAHF owned 60% of the rights to explore Valle de Lerma; GRASTA owns 5%; PetroNexus owns 30%; and Remsa owns 5%.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Nine Months Ended September 30, 2012 and 2011

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

Pursuant to the Cooperation Agreement with PPL, we have agreed to sell to PPL 50% of our interest in Valle de Lerma, as well as our interest in bidding rights on three other properties after the payment terms will be completed. The Company follows the full cost method of accounting, and thus, no gain was recognized, in accordance with ASC 932-10-599 (c)(3)(i).

The Company evaluated these investments for impairment and concluded that, except as described above, no loss in value occurred as of September 30, 2012. The following table summarizes the Company’s investments in these unproved oil and gas properties.  One of the Company’s oil and gas producing properties began producing during the quarter ending September 30, 2012.  No depletion was recorded for the quarter as the amount was not material

	Concession Investments	Exploration Rights	Total

At January 1, 2012	$875,130	$1,240,150	$2,115,280

Drilling and development costs	6,081	543,946	550,027

Sale of 50% interest in Tartagal & Morillo and Valle de Lerma	(500,000)	(500,000)	(1,000,000)

Translation gain (loss)	(39,335)	(195,609)	(233,944)

At September 30, 2012	$341,876	$1,089,487	$1,431,363

3.  INVESTMENT IN OIL REFINERY

On January 13, 2012, the Company, through its wholly owned subsidiary, SAHF, signed a purchase option agreement with Cruz Norte, SA to purchase 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. In March 2012, the purchase option agreement was finalized and signed and Cruz Norte transferred 1/3 of its stake in the refinery to SAHF. The purchase price of the refinery was $150,000 for the 33.33% of the outstanding shares of Caimancito Refinery; the purchase price, which was paid in full as of July 6, 2012.  There were no operations in the refinery during the nine months ending September 30, 2012.  When operations begin, the Company will account for the investment under the equity method.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Nine Months Ended September 30, 2012 and 2011

4.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets. The Company purchased oil field equipment during the fourth quarter of 2011.  The equipment will be placed in service during 2012.  The Company did not provide any depreciation this equipment for the three and nine months ending September 30, 2012, as the equipment was not yet in service.

Property and equipment consists of:

	September 30, 2012	December 31, 2011
Oilfield equipment	$66,607	$47,151

Furniture and equipment	11,542	---
Less accumulated depreciation	---	---
Total property and equipment	$78,149	$47,151

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

As of September 30, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and unproved oil and gas properties.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in unproved oil and gas companies is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the nine months ended September 30, 2012.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Nine Months Ended September 30, 2012 and 2011

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

September 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,190,202	$2,190,202	$-	$-
Unproved oil and gas properties	1,431,363			1,431,363
Receivable from sale of bidding rights	4,000,042			4,000,042
Investment in oil refinery	149,400			149,400
Investment in mineral properties	187,061			187,061
Total	$7,958,068	$2,190,202	$-	$5,767,866

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$211,303	$211,303	$-	$-
Unproved oil and gas properties	2,115,280			2,115,280
Investment in mineral properties	171,871			171,871
Total	$2,498,454	$211,303	$-	$2,287,151

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30,2012 and the Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2012. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

6. RECEIVABLE FROM SALE OF BIDDING RIGHTS AND OIL AND GAS PROPERTIES

Effective March 30, 2012, the Company entered into the Cooperation Agreement with PPL. Under the Cooperation Agreement, the Company has agreed to sell to PPL, for a price of $7 million certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  Pursuant to a separate Agreement dated March 31, 2012, the Company has agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000. PPL has also agreed in an Undertaking to provide funds to the operating entities of Valle de Lerma, Selva Maria, San Salvador and Libertador, in the aggregate amount of up to $10,000,000 (San Salvador, Libertador and Selva Maria are pending for approval from the government, which is standard procedure in Argentina).

As part of PPL’s obligations under the Cooperation Agreement, PPL made partial payments of $2,000,000 in our 2012 first fiscal quarter, $999,979 in the second quarter and $499,979 in the third quarter towards the full amount of $7,000,000 provided under the Cooperation Agreement.  Both parties are working to execute the full amount of PPL’s payment obligations as agreed.

As of September 30, 2012, the Company had received deposits in the amount of $3,499,958 from PPL on account of its obligations under the above agreements to purchase exploration and exploitation rights in certain properties.   The remainder of the proceeds has been recorded as a $4.0 million receivable from the sale of bidding rights and oil and gas properties.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Nine Months Ended September 30, 2012 and 2011
7. NOTES PAYABLE

	September 30, 2012	December 31, 2011
Notes payable to three investors, interest at 8%, due July 2014	$150,655	$150,655
Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Note payable to third party interest at 6%, due September 20, 2007	60,000	60,000
Notes payable to stockholders and related parties, interest at 6%, due August 31, 2012	623,970	623,970
Notes payable to third party, interest at 6%, due August 10, 2011.	--	193,740
Total	$849,625	$1,043,365

The Company included accrued interest payable on the aforesaid notes in accrued expenses as of September 30, 2012 and December 31, 2011, respectively.  Interest expense for the three months ended September 30, 2012 and 2011 was $12,598 and $11,010, respectively.  On March 15, 2012, the $193,740 past due note payable and related accrued interest was settled by the agreement to pay $50,000 cash and the issuance of 475,000 shares of common stock.  Also during the three months ended June 30, 2012, the maturity dates of the past due notes to three investors in the amount of $150,655 were extended to July 2014. During the three months ended September 30, 2012, the due dates of the notes payable to stockholders and related parties were extended to December 31, 2012.

8. ACCRUED EXPENSES

	September 30, 2012	December 31, 2011
Accrued compensation	$46,020	$46,020
Accrued interest	163,191	186,555
Accrued expenses	131,534	131,534

Total	$340,745	$364,109

9. INCOME TAXES

The Company had not made provision for income taxes prior to the nine months ended September 30, 2012, since the Company has the benefit of net operating losses carried forward in these periods.  Domestic NOL carry-forwards were utilized in the computation of the provision for income taxes for the nine months ending September 30, 2012.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Nine Months Ended September 30, 2012 and 2011

The Company has been current in paying the MPIT.  This is not an income tax, which, is why it is not included in our tax provision.

Deferred income tax assets consist of:

	September 30, 2012	December 31, 2011
Net operating loss carry-forwards	$1,727,000	$2,071,000

Less valuation allowance	(1,727,000)	(2,071,000)

Deferred income tax assets, net	$--	$--

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2008 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

10. OTHER INCOME

During the nine months ended September 30, 2012 and 2011, the Company realized foreign exchange gains of $443,715 and $4,360, respectively, on its US dollar denominated payments to its SAHF subsidiaries for operating expenses that were offset by the gain of the sale of bidding rights. For the three months ended September 30, 2012 and 2011, the Company realized foreign gains of $222,122 and $924, respectively.

Effective March 30, 2012, the Company entered into the Cooperation Agreement with Principle Petroleum Ltd. (“PPL”). Under the Cooperation Agreement, we have agreed to sell to PPL, for a price of $7.5 million certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Tartagal & Morillo, Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  $6,500,000 of these proceeds are attributable to bidding rights for which the Company has no cost basis. The proceeds are non refundable in the event the Company is unsuccessful in the bids.  Therefore, the Company recognized a gain of $6.5 million for the sale of these bidding rights during the nine months ending September 30, 2012.

11.   STOCKHOLDERS' EQUITY

For the nine months ended September 30, 2012 and 2011, the Company issued 10,000 and 0 shares, respectively, with fair values of $3,500 and $0, respectively, of its common stock to a related party for services performed.  For the nine months ended September 30, 2012 and 2011, the Company also issued 475,000 and 0 shares, respectively, with fair values of $213,750 and $0, respectively, for the settlement of a note payable.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Nine Months Ended September 30, 2012 and 2011

A summary of the warrant activity for the nine months ending September 30, 2012 is presented below:

		Weighted Average	Weighted Average	Aggregated
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding, January 1, 2012	7,900,640	$0.21	6.0 years	$228,019

Granted	404,868	0.34	6.0 years	3,320

Expired/Cancelled	-	-		-

Exercised	-	-		-

Outstanding, September 30, 2012	8,305,508	$0.22	6.0 years	$231,339

Exercisable, September 30, 2012	8,305,508	$0.22	6.0 years	$231,339

12. EARNINGS (LOSS) PER SHARE

Basie and diluted earnings (loss  per common share are presented in accordance with ASC Topic 260 “Earnings per share”.  Common stock warrants have been excluded from the calculation of diluted earnings (loss) per share for the three months ended September 30, 2012 and the three and nine months ended September 30, 2011 in the statements of operations, because all such securities were anti dilutive and were not issued until the fourth quarter of 2011 and nine months ended September 30, 2012.  Basic net earnings (loss) per share is calculated by dividing the net earnings (loss) per share by the weighted average number of share outstanding during the periods.  Diluted net earning per share is calculated by dividing the net earnings by the weighted average number of shares and potential shares outstanding during the period.

The weighted average shares outstanding used in the computations of basic and diluted earnings (loss) per share are as follows:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	32,010,826	30,057,306	31,875,534	29,564,084

Potential common shares	862,346	-	856,569	-

Diluted weighted average shares outstanding	32,873,172	30,057,306	32,732,103	29,564,084

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Nine Months Ended September 30, 2012 and 2011

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

Rent expense was $55,388, $24,459, $13,943 and $4,884 for the nine and three months ended September 30, 2012 and 2011, respectively.

EMPLOYMENT AGREEMENTS

On April 26, 2010, the Company’s Board of Directors approved a five-year term executive employment agreement, effective March 23, 2010, between the Company and Malcolm Sherman, now the Company’s Chief Executive Officer following the death of Dr. Daniel Peralta on November 7, 2012. The salary of Mr. Sherman was voluntarily limited by his agreement with the Board that the salary would be limited to $150,000 until the cash flow of the Company permitted payment of the salary and coverage of other operating expenses of the Company. Further, Mr. Sherman had agreed with the Board that there would be no accrual of unpaid salary under this agreement.

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

Recent Developments

Dr. Daniel R. Peralta, our President and Chief Executive Officer, director, and major stockholder, and his wife died in their home November 7, 2012. Our board has appointed Malcolm Sherman, who has been our Executive Vice President, as President and Chief Executive Officer and has elected Santiago Peralta, the son of Dr. Peralta as a member of our Board of Directors.

Principle Petroleum Ltd. Agreement

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

As part of PPL’s obligations under the Cooperation Agreement, PPL made partial payments of $2,000,000 in our 2012 first fiscal quarter, $999,979 in the second quarter and $499,979 in the third quarter towards the full amount of $7,000,000 provided under the Cooperation Agreement.  Both parties are working to execute the full amount of PPL’s payment obligations as agreed.

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

The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2. SAHF has done the measurement and survey study and filed an environmental impact study and, upon its approval, will proceed to the reentry and work-over of the wells. SAHF holds a majority of the license interest and is the responsible operator. The license allows SAHF 20 years to explore and produce hydrocarbons with a renewal option of ten more years. The Company will commence the La Troja well work over with a local rig company. The exploration terms are four years for the first period, three years for the second and two years for the last period.

SAHF currently owns 60% of the rights to explore Valle de Lerma; GRASTA owns 5%; PetroNEXUS owns 30%; and REMSA owns 5%.  Pursuant to the agreements with PPL, we have agreed to sell 50% of our interest in Valle de Lerma, as well as our interest in bidding rights on three other properties after the payment terms are completed.

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

Tartagal and Morillo

As of September 30, 2012, the Company, through SAHF, retained 9% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, and has invested approximately $60 million to date on geological studies, 2D and 3D seismic surveys on both blocks and two work-over drills and an exploratory well drill in Tartagal. Production from the two Campo Alcoba test wells commenced in 2011 and has continued into the 2012 second quarter. A work over of one the two previously reopened wells is planned, and currently an analytic test to drill one more exploratory well is under way. On May 11, 2011, SAHF received the Argentinian Salta Government’s approval for its 18% ownership share for the Tartagal and Morillo concessions. Effective March 30, 2012, we agreed to sell 50% of our interest in these concessions to PPL.

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

Salta Province Exploration Rights

During 2008, SAHF purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina from Ketsal, SA (“Ketsal”) for $697,000 cash. In 2009, SAHF assigned 50% of its rights to a third party. As of September 30, 2012, SAHF owns 20% of the rights to this oil and gas concession.

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

The joint venture is currently exploring the option to give two areas back to the government of Salta; give two areas to YPF; and retain Guemes.

Caimancito Refinery

On January 13, 2012, we, through our wholly-owned subsidiary, SAHF, signed a purchase option agreement with Cruz Norte, SA to purchase 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. In March, 2012, the purchase option agreement was finalized and signed and Cruz Norte transferred 1/3 of its stake in the refinery to SAHF. The purchase price of the refinery was $150,000 for the 33.33% of the outstanding shares of Caimancito Refinery; the purchase price is paid in full and a current Board Resolution appointed Mr. Mac Mullen from SAHF as a new Cruz del Norte Board Member.  The outstanding partial rights of SAHF are dully registered to the IGJ (Government Regulatory Entity).  A contract with NOA, a service company was signed and paid to rehabilitate the plant.

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

Due to the volatility of mineral global markets, further development of this project was technically postponed until the second quarter of 2013.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

During the nine months ended September 30, 2012, we generated revenues of $1,789, as compared with revenues of $-0- in 2011, and net earnings of $5.67 million compared to a net loss of $414,975 for the nine months ended September 30, 2011. The decrease in our net loss for the nine months ended September 30, 2012 over the prior nine month period is primarily due to the gain on the sale of certain bidding rights to PPL.

During the nine months ended September 30, 2012 our loss from operations was approximately $880,000 compared to a net loss from operations of approximately $452,000 in the nine months ended September 30, 2011, due to a higher level of general and administrative expenses in 2012.

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

During the three months ended September 30, 2012, we had no revenues and had net earnings of approximately $37,299, compared to a net loss of approximately $171,524 for the three months ended September 30, 2011. The decrease in our net loss for the three months ended September 30, 2012 over the comparable three month period is primarily due to a foreign exchange gain of $222,122 in 2012, as compared with a gain of $924 in 2011.

During the three months ended September 30, 2012 we had a net loss from operations of approximately $169,701 compared to a net loss from operations of approximately $161,438 in the three months ended September 30, 2011.  The increase in our net loss from operations is primarily due to a higher level of general and administrative expenses during 2012.

LIQUIDITY

At September 30, 2012, we had a working capital surplus of approximately $4.5 million, compared with a working capital deficit of approximately $1.3 million at December 31, 2011.  The significant improvement is due to the sale of certain bidding rights and oil and gas properties to PPL as of March 30, 2012

At September 30, 2012, we had total assets of approximately $8.04 million compared to total assets of approximately $2.6 million at December 31, 2011. Net cash used in operating activities in the nine months ended September 30, 2012 was approximately $466,259, as compared with approximately $485,048 in 2011; and net cash generated from investing activities was approximately $2.65 million 2012, as compared with cash used of approximately $298,807 in 2011. Cash used in operations and investing activities in 2012 was offset by net cash provided from investing activities of approximately $2.65 million.  Net cash generated by financing activities was $-0- in the nine months ended September 30, 2012, and approximately $629,988 in the comparable period in 2011.

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

We estimate that our capital requirements in 2012 to develop the  Valle de Lerma and Selva Maria properties (Selva Maria is pending for approval from the government) will approximate $7,000,000, funds for which investments would be provided by PPL, pursuant to its commitment to invest developmental funds of $10,000,000 for these properties.

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

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could happen in the coming year:

●	Proved oil and gas reserves;
●	Expected future cash flow from proved oil and gas properties;
●	Future exploration and development costs; and
●	Future dismantlement and restoration costs.

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

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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
Malcolm W. Sherman
President, Chief Executive Officer and Principal Financial Officer

Dated: November 19, 2012

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