Form 10-K
period 2012-12-31
DELTA MUTUAL INC
filed 2013-04-25
CIK 1112985

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-30563

DELTA MUTUAL, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	14-1818394
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

16427 North Scottsdale Road, Suite 410, Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,252,918.

Number of shares of Common Stock outstanding as of March 21,2013: 32,086,826.

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward- looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2013, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in the parent of South American Hedge Fund LLC, (sometimes herein referred to as “SAHF”).  For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with the parent of SAHF as the acquirer. SAHF maintains a branch office in Argentina, where it is engaged in oil and gas exploration and development activities.

Dr. Daniel R. Peralta, our President and Chief Executive Officer, director, and major stockholder, and his wife died in their home November 7, 2012. Dr. Peralta was responsible for initiating our efforts to acquire and develop oil and gas concessions in Argentina. Our board has appointed Malcolm Sherman, who was our Executive Vice President, as President and Chief Executive Officer and elected Santiago Peralta, the son of Dr. Peralta, as a member of our Board of Directors.

Our principal offices are located at 16427 North Scottsdale Road, Suite 410, Scottsdale, AZ 85254. Our telephone number is (480)483-0420. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTZ.OB".

General

We are an independent oil and gas company engaged in oil and gas concession investments, exploitation, production and exploration activities primarily in Argentina.  In addition, we have ownership interests in certain mineral rights that are located in Argentina.

We are currently involved in developing our existing oil and gas properties discussed below and securing additional concessions in Argentina which either are producing economical quantities of oil and gas or which demonstrate favorable characteristics for well “workovers” with a history of excellent production.  Some of these concessions require workover procedures to bring them up to profitable production. Several of the projects now being visited and discussed have multiple producing wells, as well as a history of excellent production. It is the goal of the Company to target these concessions as compared to concessions which will be exploratory and would require drilling new wells.

Final contracts and documentation are expected to be completed in May 2013 on a concession area where one productive oil and gas well was drilled in the 1980’s, with positive pressure and no water. Upon conclusion of final contracts, together with our partners Grasta Petroleum and PPL, we plan to develop the block, commencing with two seismic interpretations and a hydrocarbon micro seepage survey prior to a workover of the previously drilled well utilizing a local rig company.

Business Strategy

The key elements of our business strategy are to:

●	Make accretive acquisitions of producing properties generally characterized by long-lived reserves with stable production and reserve development potential;

●	Add proved reserves and maximize cash flow and production through development projects and operational efficiencies; and

●	Engage in adjacent exploration drilling where evaluation of the property is positive.

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

At December 2012 the SAHF participations in the Argentina concessions are as follows:

Block	Province	Status	Delta [SAHF] %	Partner(s)
Jollin	Salta	Testing	10% CO	JHP (China), Maxipetrol
Tonono	Salta	Testing	10% CO	JHP (China), Maxipetrol
Tartagal	Salta	2 Work over wells drilled; 20 prospects	9% CO	New Times Energy (HK), Maxipetrol
Morillo	Salta	3D seismic interpretation; 2 exploratory wells to be drilled	9% CO	New Times Energy (HK), Maxipetrol
Guemes	Salta	Drill Complete	20%	Ketsal
Valle de Lerma	Salta	Workover well on adjacent property to be assigned by Salta Government	60%	Remsa, PetroNexus, Grasta

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

Agreements with Principle Petroleum Limited

Effective March 30, 2012, we entered into an Asset Purchase and Cooperation Agreement (the “Cooperation Agreement”) with Principle Petroleum Limited (“PPL”), headquartered in the British Virgin Islands.  Under the Cooperation Agreement, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  The San Salvador and Lebertador concessions have since been awarded by the government to another party. Pursuant to a separate Agreement dated March 31, 2012, we agreed with PPL to assign and transfer 50% of SAHF's ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000. PPL has also agreed in an Undertaking to provide funds to the operating entities of Valle de Lerma and Selva Maria, in the aggregate amount of up to $10,000,000 (Selva Maria is pending for approval from the government, which is standard procedure in Argentina). In all of the concession interests mentioned in the Cooperation Agreement and the other agreements, except for Tartagal and Morillo, SAHF will be the operator.

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

Tartagal and Morillo Concessions

Tartagal Oriental - The Tartagal Oriental (“Tartagal”) exploration license area, extended to February 2014, covers 7,065 square kilometers in Salta Province, located in the northern part of Argentina. Exploration dates back into the mid 20th century, and 22 wells, some oil producers, have been drilled in Tartagal Oriental since the 1960s. Of the 22 wells that have been drilled in Tartagal Oriental in the past decades, several were judged to be workover candidates by New Times Energy Corporation Limited, Hong Kong, who purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, and has invested approximately $60 million to date on geological studies, 2D and 3D seismic surveys on both blocks and two work-over drills and an exploratory well drill in Tartagal. Production from the two Campo Alcoba test wells commenced in 2011 and has continued into the 2012 second quarter. A work over of one the two previously reopened wells is planned, and currently an analytic test to drill one more exploratory well is under way.

Morillo - The Morillo exploration license area covers 3,518 square kilometers in Salta Province, contiguous with and south of the Tartagal Oriental license. Granted at the same time as Tartagal Oriental, the Morillo license was also extended to February 2014. In 2011, High Luck ordered a 274 square kilometer 3D seismic to be shot in the southwestern corner of the property because of a recent discovery made by Petrobras in an adjacent block. Once the data is processed, a decision will be made as to further drilling.

SAHF had 9% ownership of the Tartagal and Morillo oil and gas concessions located in Salta Province, Argentina, at December 31, 2010. Subsequent to year end, our ownership interest was increased to 18% in March 2011, and we sold 50% of that interest to PPL in 2012.

On May 11, 2011, SAHF received the Argentinean Salta Government’s approval for its 18% ownership share for the Tartagal and Morillo concessions.

Exploration Rights

(Guemes Block)

On February 6, 2008, SAHF purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina for $697,000. During 2008, SAHF sold 50% of its rights in these concessions to a third party. Provided certain development activities are undertaken by owners, these exploration rights will remain in effect through the year 2015. The initial development costs and fees were paid by the majority owner and SAHF incurred no additional expenses related to this investment in 2008.

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

The UTE for this concession is in litigation with the drilling company that drilled the test well and has sued for an alleged $3,000,000 of additional expenses over and above the contract amount under the fixed price drilling contract, where the contract amount was set at $1,000,000, and overage amounts were to be set prior to execution.  The operator of the concession, Ketsal, is in the process of settlement negotiations. SAHF has no obligation or liability for any amounts paid in settlement of, or as a result of an adverse judgment in, this litigation. However, the resolution of this lawsuit may affect the schedule for the future development of this property.

Valle de Lerma Block

On August 10, 2011, the Company’s tender offer, made through our wholly-owned subsidiary, SAHF, for the ownership right to explore, and eventually, produce oil and natural gas in the block known as “Valle de Lerma” was declared the winning bid by the Salta provincial government. SAHF made the offer in a joint venture agreement with Remsa, PetroNexus and Grasta SA, a local mid-size gasoline refinery located in Buenos Aires, Argentina. The joint venture paid US$5,000 to enter the international bid and presented a business plan, a contingency plan and economic offer to the government of Salta. In this offer, the Company committed 401 work units in the form of 2D seismic reinterpretation, 3D seismic shooting, and geochemistry for the first exploration period, which is 4 years. Each work unit has the equivalent of US$5,000, so the joint venture committed US$2,005,000 across a four-year span in the form of "soft" work units, or work units used to discover potential oil fields. The offer was originally approved by Resolution from the Secretary of Energy of the Salta Government, and then approved by a governor's decree in Salta published on August 11, 2011 in the daily bulletin of the province. In addition, the joint venture took out an insurance policy through Fianzas y Credito for the 10% of the committed amount for US$1000 per quarter, as is mandatory.

The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2. SAHF has done the measurement and survey study and filed an environmental impact study, which was approved.  Upon completion of the study it was determined that the actual well site was within the boundaries of the City of Salta, where government restrictions do not allow oil to be produced from this site.  We are currently negotiating with the government to add an additional site to the concession area from among three sites adjacent to the concession area with similar wells. When the extension of the concession area is accomplished, we will commence work on the new site, following receipt of all government approvals.  SAHF holds a majority of the license interest and is the responsible operator. The license allows SAHF 20 years to explore and produce hydrocarbons with a renewal option of ten more years. The Company will commence the Valle de Lerma well work over with a local rig company. The exploration terms are four years for the first period, three years for the second and two years for the last period.

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

SAHF currently owns 60% of the rights to explore Valle de Lerma; Grasta owns 5%; PetroNEXUX owns 30%; and Remsa owns 5%.

Caimancito Refinery

On January 13, 2012, we, through our wholly-owned subsidiary, SAHF, signed a purchase option agreement with Cruz Norte, SA to purchase 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. In March, 2012, the purchase option agreement was finalized and signed and Cruz Norte transferred 1/3 of its stake in the refinery to SAHF. The purchase price of the refinery was US$150,000 for the 33.33% of the outstanding shares of Caimancito Refinery. A contract with NOA, a service company, was entered into for NOA to advise us of the expected costs to rehabilitate the plant.  Due to required rehabilitation work, currently this refinery is not being operated to produce gasoline or diesel fuel.

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

The carrying party for Jollin, Tonono, Tartagal and Morillo concessions is Oxipetrol-Petroleros de Occidente SA (Maxipetrol). Jollin and Tonono went into a carry-over mode after a buy-sell agreement with Maxipetrol on September 29, 2009.

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

Prior to formal admittance into the joint ventures, SAHF’s 10% carry-over interest in the Jollin and Tonono concessions and 9% carry-over interest in the Tartagal and Morillo Concessions were assigned to and held in Trust for SAHF by Maxipetrol for the sole use and benefit of SAHF, including any proceeds from the sale of hydrocarbons or property interests.  The Assignment Agreement did not affect the rights, privileges, obligations and liabilities of the parties to the agreement related to their respective interests in any way.  This is a common practice in Argentina due to the lengthy period required for obtaining government approvals.

The 2010 concessions for the Salta Province Exploration Rights Concession total approximately $1.1 million of which SAHF’s share is $220,000.  Prior to the drilling of the Guemes well, the managing partner began negotiating with the government of Argentina to have the concessions' penalties waived and it was agreed that the Government will not draw on the Performance Bond posted by Ketsal, in exchange for opening a well on Guemes and continued development activities in the province.  SAHF opened up well in Guemes known as "Dos Morros" and the overdue charges have been waived. When the transactions with the government and partners are finalized, SAHF will register to become an official member of the new remaining joint venture.

Development Schedule for Our Oil and Gas Investments

The focus of operations for the Company's immediate development is Valle de Lerma. SAHF has done the measurement and survey study and filed an environmental impact study, which was approved.  Upon completion of the study it was determined that the actual “La Troja” well site was within the boundaries of the City of Salta, where government restrictions do not allow oil to be produced from this site.  We are currently negotiating with the government to add an additional site to the concession area from among three sites adjacent to the concession area with similar wells. When the extension of the concession area is accomplished, we will commence work on the new site, following receipt of all government approvals.

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

Lithium Project

On March 1, 2010, we purchased control of 51% of approximately 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. This property is held under a concession for a period of 20 years that provides for the following rights: to explore, evaluate, develop, produce and arrange mineral resources on the property.  Subject to the terms and conditions of this agreement, SAHF has been appointed as Chief Operating Officer (COO) of the project. The project involves the exploration and eventual exploitation of 29 mines in one block of a salt plateau located in Jujuy Province, Argentina. None of the 29 mines is being actively mined.  We have performed sampling and geological analyses with a local geological company to determine value to the property.  The condition to retain the claims is payment of the annual fee renewal and the approval of the Operation Plan and Environmental Impact Report by government authorities before any major drilling.  We are actively seeking a partner or buyer to take over the development of this property.

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

Because of the location and height, the window for the government’s construction of a road, further work is currently on hold until next summer, when the government is expected to complete the road.

SAHF is still exploring several options to arrange partnership interests with other firms to exploit the Cachi and lithium properties or to sell the concessions.

Development Activities

Development projects on the concessions in which we have investments include accessing additional productive formations in existing well bores, formation stimulation, infill drilling on closer well spacing, and retrofitting or reworking existing wells.

Reserve Reports for the Properties

The Company is working with some of its partners in certain joint ventures and with NSAI to develop reserve reports and prospective resources reports for Tartagal, Morillo and Valle de Lerma.

Customers

Petroleum and natural gas in the Northwest Basin of Argentina are traded freely and on a transaction by transaction basis. There are no long term contracts due to the supply deficit in this area. The buyers are the local refineries, and deliveries are made by pipelines or by truck in remote sites. Refineries pay for the transportation cost. At present, SAHF does not have a contract with any customer and, if current circumstances continue to prevail, when we commence oil production SAHF will entertain the daily spot offers to maximize profit.

Title to Properties

We believe we have satisfactory title in all of our producing properties; and we investigate title and title opinions from counsel only when we acquire producing properties or before commencement of drilling operations. All of our current properties have been acquired directly from the government, except in the case of the Caimancito refinery. As all of our current property titles are issued by the Argentine government (Department of Energy), we believe that we are in full compliance with the title requirements for each of our properties.

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

Oil Concessions

Our right to conduct exploration and production activities in Argentina is derived from participation in concessions and exploration permits granted by the Argentine federal government and provincial governments that control sub-surface minerals.  In general, provincial governments have had full jurisdiction over concession contracts since early 2007, when the Argentine federal government transferred to the provincial government’s full ownership and administration rights over all hydrocarbon deposits located within the respective territories of the provinces, including all exploration permits and exploitation concessions originally granted by the federal government.

A concession granted by the government gives the concession holders, or the joint venture partners, ownership of hydrocarbons at the moment they are produced through the wellhead. Under this arrangement, the concession holders have the right to freely sell produced hydrocarbons, and have authority over operations including exploration and development plans. The concessions have a term of 25 years which can be extended for 10 years with the consent of the government. Throughout the term of their concessions, the partners are subject to provincial production taxes, turnover taxes, and federal income taxes. These tax rates are fixed by law and are currently 12% to 18.5%, two percent, and 35 percent, respectively. Subsequent to the transfer of ownership and administrative rights over hydrocarbon deposits to the provinces, provincial governments have sometimes required higher provincial production tax rates in blocks awarded by the provinces or in concessions that have been granted the 10 year extension.

In Argentina, material mining regulations are promulgated by the Federal Congress and have been contained since 1884 as a part of the Mining Code. On the other hand, original domain of mining natural resources belongs to the provinces. Thus, provinces (i) appoint concession authorities and (ii) provide procedural mining regulations that individuals and legal entities must follow in order to be awarded mining rights and property. Exploration concessions granted are subject to specific terms, but resulting exploitation concessions––provided that certain requirements are met–– are perpetual.

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

SAHF received on April 29, 2011 its producing license for oil and gas. Our partners in the joint ventures that SAHF is involved in have all the other required licenses and permits to commercially produce oil and gas.

In the lithium (North Guayatayoc) and Coltan (Cachi) properties, licenses have not yet been pursued because SAHF is still exploring several options to arrange partnership interests with other firms to exploit the properties or to sell the concessions. Once management has made a decision, the appropriate licenses will be acquired by either SAHF or its partners in the respective joint ventures.

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

Exchange Controls

As a result of the devaluation of the Argentine peso at the beginning of 2002, several foreign exchange regulations were issued to limit the transfer of money abroad.  On October 13, 2011, the Argentine government launched a series of regulations in order to control the sale of foreign currency. The measures aim to slow the rise in value of the North American dollar, of which the Argentine Central Bank has had to reduce its reserves in order to avoid the continuing devaluation of the Argentine peso against the dollar.

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

Employees

Currently, we have three management employees: Malcolm W. Sherman, President and Chief Executive Officer, and two SAHF employees, a field operations manager and a general manager. In our operations in Argentina, we utilize temporary employees and consultants under contract. While in operations, the number of independent contractors hired temporarily by the Company for specific projects exceeds 70.

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

Our future success will depend on the success of our development, exploitation, production and exploration activities.  Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production.  Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  Our cost of drilling, completing and operating wells is often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.  Further, many factors may curtail, delay or cancel drilling, including the following:

●	delays imposed by or resulting from compliance with regulatory requirements;
●	pressure or irregularities in geological formations;
●	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and CO2;
●	equipment failures or accidents; and
●	adverse weather conditions, such as freezing temperatures, hurricanes and storms.

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

Exploration, development, production and sale of oil and natural gas are subject to extensive federal and state regulation in Argentina.  We may be required to make large expenditures to comply with governmental regulations.  Matters subject to regulation include:

●	the exploitation of our oil and gas concessions as governed by the terms of the concession agreements;
●	royalties, canons and landlord fees;
●	production permits;
●	discharge permits for drilling operations;
●	drilling bonds;
●	reports concerning operations;
●	the spacing of wells;
●	unitization and pooling of properties; and
●	taxation.

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

Our revenues, operating results and future rate of growth depend highly upon the prices we receive from crude oil and natural gas produced by the concession in which we have investments. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The markets and prices for crude oil and natural gas depend on factors beyond our control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

●	worldwide and domestic supplies of crude oil and natural gas;
●	actions taken by foreign oil and gas producing nations;
●	political conditions and events (including instability or armed conflict) in crude oil or natural gas producing regions;
●	the level of global crude oil and natural gas inventories;
●	the price and level of foreign imports;
●	the price and availability of alternative fuels;
●	the availability of pipeline capacity and infrastructure;
●	the availability of crude oil transportation and refining capacity;
●	weather conditions;
●	domestic and foreign governmental regulations and taxes; and
●	the overall economic environment.

Significant declines in crude oil and natural gas prices for an extended period may have the following effects on our business:

●	limiting our financial condition, liquidity, and ability to finance planned capital expenditures and results of operations;
●	reducing the amount of crude oil and natural gas that can be produced economically;
●	causing us to delay or postpone some of our capital projects;
●	reducing our revenues, operating income and cash flows;
●	reducing the carrying value of our investments in crude oil and natural gas properties; or
●	limiting our access to sources of capital, such as equity and long-term debt.

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

●	Currency fluctuations;
●	Changes in tariffs and taxes; and
●	Political and economic instability.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2012, our principal assets included Partial Rights Ownership in five oil and gas properties.

Block	Province	Status	Delta %	Partner(s)
Jollin	Salta	Testing	10% CO	JHP (China), Maxipetrol
Tonono	Salta	testing	10% CO	JHP (China), Maxipetrol
Tartagal	Salta	Seismic	9% CO	New Times Energy (HK), Maxipetrol
Morillo	Salta	Seismic	9% CO	New Times Energy (HK), Maxipetrol
Guemes	Salta	Drill Complete	20%	Ketsal
Valle de Lerma	Salta	Well Workover	60%	Remsa, PetroNexus, Grasta

*CO means a carryover interest in the project.
** Of these five properties, SAHF and its joint venture partner have made initial investments in Guemes.
*** In the Jollin, Tonono, Tartagal, Morillo and Coltan concession the carry over mode relieved SAHF from the payment of canon, or landlord, fees of any kind. In the exploratory areas, Guemes proportional exploratory canons were paid as explained in the financials. Surface canon were not paid due to the lack of surface operations in those blocks, with the exception of Guemes where an old YPF road, built by the former National Company of Argentina and now owned by Repsol of Spain) was used in 2010 to access the drilling site.

Executive Offices

Effective March 1, 2013, we entered into a one-year lease for our new executive offices, at a net monthly rental of $3,100. The lease contains a renewal option for one year. We anticipate that this office space will accommodate our operations for the next several years.

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

		High	Low
2010:	1st Quarter	0.49	0.15
	2nd Quarter	0.49	0.23
	3rd Quarter	0.43	0.23
	4th Quarter	0.70	0.43

2011	1st Quarter	0.58	0.49
	2nd Quarter	0.50	0.11
	3rd Quarter	0.44	0.23
	4th Quarter	0.42	0.20

2012	1st Quarter	0.51	0.38
	2nd Quarter	0.50	0.20
	3rd Quarter	0.40	0.20
	4th Quarter	0.23	0.20

2013	1st Quarter	0.25	0.20

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

As of March 21, 2013, there were approximately 100 record holders of our common stock.

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

GENERAL

Delta Mutual, Inc. (the “Company”)was incorporated in Delaware on November 17, 1999. In 2003, we established business operations focused on providing environmental and construction technologies and services.  Our operations in the Far East (Indonesia) and our construction operations in Puerto Rico were discontinued in 2008.

Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in the parent of South American Hedge Fund LLC, a Delaware limited liability company, sometimes herein referred to as “SAHF”).  For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with the parent of SAHF as the acquirer. SAHF maintains a branch office in Argentina, where it is engaged in oil and gas exploration and development activities.

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

Our goal is to generate meaningful growth in shareholder value through the discovery and development of proved oil and gas reserves or other minerals, and we have focused on concessions where there are shut-in, plugged or abandoned wells that have, in our assessment, a high probability of additional recovery of reserves through the revitalization of the wells using standard oil and gas industry practices to bring back wells into production or to enhance production. In addition, our growth plan is centered upon the pursuit of energy related development projects that we believe will generate attractive rates of return while maintaining a balanced portfolio of lower risk, long-lived oil and gas properties that provide stable cash flows.

The Company's business is subject to the risks of its oil and gas investments in South America. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the operations of oil and gas concessions in Argentina.

Recent Developments

Dr. Daniel R. Peralta, our President and Chief Executive Officer, director, and major stockholder, and his wife died in their home November 7, 2012. Our board appointed Malcolm Sherman, who was our Executive Vice President, as President and Chief Executive Officer and elected Santiago Peralta, the son of Dr. Peralta, as a member of our Board of Directors.

Principle Petroleum Ltd. Agreement

Effective March 30, 2012, we entered into the Cooperation Agreement with Principle Petroleum Ltd. (“PPL”). Under the Cooperation Agreement, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  Pursuant to a separate Agreement dated March 31, 2012, we agreed with PPL to assign and transfer 50% of SAHF's ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000, which was paid in 2012. PPL has also agreed in an Undertaking to provide funds to the operating entities of Valle de Lerma, Selva Maria, San Salvador and Libertador, in the aggregate amount of up to $10,000,000 (Selva Maria is pending for approval from the government, which is standard procedure in Argentina). The San Salvador and Libertador concessions were, upon the receipt by the government of a higher bid, awarded to another company.

As part of PPL’s obligations under the Cooperation Agreement, PPL made partial payments of $2,000,000 in our 2012 first fiscal quarter, $999,979 in the second quarter and $499,979 in the third quarter towards the full amount of $7,000,000 provided under the Cooperation Agreement.  Both parties are working to execute the full amount of PPL’s payment obligations as agreed. A further payment of $500,000 was made by PPL in January 2013.

Development of Our Oil and Gas Properties

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

The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2. SAHF has done the measurement and survey study and filed an environmental impact study, which was approved.  Upon completion of the study it was determined that the actual well site was within the boundaries of the City of Salta, where government restrictions do not allow oil to be produced from this site.  We are currently negotiating with the government to add an additional site to the concession area from among three sites adjacent to the concession area with similar wells. When the extension of the concession area is accomplished, we will commence work on the new site, following receipt of all government approvals.  SAHF holds a majority of the license interest and is the responsible operator. The license allows SAHF 20 years to explore and produce hydrocarbons with a renewal option of ten more years. The Company will commence the Valle de Lerma well work over with a local rig company. The exploration terms are four years for the first period, three years for the second and two years for the last period.

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

Tartagal and Morillo

As of December 31, 2012, the Company, through SAHF, retained 9% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. In March 2009, a Hong Kong public company purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, and has invested approximately $60 million to date on geological studies, 2D and 3D seismic surveys on both blocks and two work-over drills and an exploratory well drill in Tartagal. The exploration period of the licenses for the Tartagal and Morillo blocks has been extended until February 2014. Production from the two Campo Alcoba test wells commenced in 2011 and has continued into the 2012 second quarter. A work over of one the two previously reopened wells is planned, and currently an analytic test to drill one more exploratory well is under way. On May 11, 2011, SAHF received the Salta Government’s approval for its 18% ownership share for the Tartagal and Morillo concessions. Effective March 30, 2012, we agreed to sell 50% of our interest in these concessions to PPL.

Jollin and Tonono Oil and Gas Concessions

As of December 31, 2012, the Company, through SAHF, has a 10% interest concession in the carryover mode ("no cost obligations to SAHF") in the Jollin and Tonono oil and gas concessions located in Northern Argentina.

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

Salta Province Exploration Rights

During 2008, SAHF purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina from Ketsal, SA (“Ketsal”) for $697,000 cash. In 2009, SAHF assigned 50% of its rights to a third party. As of December 31, 2012, SAHF owns 20% of the rights to this oil and gas concession. SAHF is responsible for managing the drilling activities in the Salta Province and bears its pro-rata share of the costs. Exploratory drilling activities commenced in April 2010 on the Guemes Block and the first well was spud in September 2010. In July 2010, SAHF found positive traces of the presence of natural gas and hydrocarbons of low-density quality through its analysis of core samples. Well logging while drilling also confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive.

The UTE for this concession is in litigation with the drilling company that drilled the test well and has sued for an alleged $3,000,000 of additional expenses over and above the contract amount under the fixed price drilling contract, where the contract amount was set at $1,000,000, and overage amounts were to be set prior to execution.  The operator of the concession, Ketsal, is in the process of settlement negotiations. SAHF has no obligation or liability for any amounts paid in settlement of, or as a result of an adverse judgment in, this litigation. However, the resolution of this lawsuit may affect the schedule for the future development of this property.

Production testing to verify the commercial sustainability of the well is expected to commence in the third quarter of 2013, subject to favorable settlement of the litigation.

Caimancito Refinery

We, through our wholly-owned subsidiary, SAHF, have purchased 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina, pursuant to a March, 2012 purchase option agreement. The purchase price for the 33.33% of the outstanding shares of Caimancito Refinery was $150,000, which has been paid in full.  A contract with NOA, a service company, was entered into for NOA to advise us of the expected costs to rehabilitate the plant.  Due to required rehabilitation work, currently this refinery is not being operated to produce gasoline or diesel fuel.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

During the year ended December 31, 2012, we had net earnings of $5,043,149 compared to a net loss of $786,826 for the year ended December 31, 2011. The gain for the year ended December 31, 2012 over the prior year is primarily due to the gain on the sale of certain bidding rights to PPL.

During the year ended December 31, 2012 our loss from operations was approximately $1,361,718 compared to a net loss from operations of approximately $787,566 in 2011, due to a higher level of general and administrative expenses in 2012.

LIQUIDITY

At December 31, 2012, we had a working capital surplus of approximately $4.2 million, compared with a working capital deficit of approximately $1.3 million at December 31, 2011.  The significant improvement is due to the sale of certain bidding rights and oil and gas properties to PPL as of March 30, 2012.

At December 31, 2012, we had total assets of approximately $8.3 million compared to total assets of approximately $2.6 million at December 31, 2011. Net cash used in operating activities in the year ended December 31, 2012 was approximately $1.4 million, as compared with approximately $0.7 million in 2011; and net cash generated from investing activities was approximately $3 million 2012, as compared with cash used of approximately $0.4 in 2011. Cash used in operations and investing activities in 2012 was offset by net cash provided from investing and financing activities of approximately $3 million.  Net cash used by financing activities was $50,000 in the year ended December 31, 2012, compared to approximately $1.0 million in 2011.

Estimated 2012 Capital Requirements

In the case of the Jollin and Tonono and Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part.  For the exploration rights in Salta Province, we have completed the drilling and development of one well in Guemes that is expected to begin production testing in 2013.  We have sufficient funds for our portion (20%) of the costs of installation of the battery storage facility to complete the Guemes production and storage facilities, although further development efforts on this concession are dependent on successful settlement of litigation with regards to amounts owed under the drilling contract. In the event our revenue expectations for 2012 are not met, we are not required to make any additional capital investment to protect our assets.

We estimate that our capital requirements in 2013 to develop the Valle de Lerma (where we have applied for extension of the concession to permit oil production from an existing site) and Selva Maria properties (the award of the Selva Maria concession is pending approval from the government) will approximate $1,350,000 for Selva Maria and $800,000 for Valle de Lerma. The funds for which investments would be provided by in part by PPL (and by the other partners in the respective UTE’s) pursuant to PPL’s commitment to provide up to $10,000,000 in developmental funds for these properties.

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

Madsen & Associates, CPA
684 East Vine Street
Murray, UT 84107

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Delta Mutual, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Delta Mutual, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2011 and the related consolidated statements of operations, equity, comprehensive income (loss) and cash flows for the year. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements as of and for the year ended December 31, 2011, referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates, CPA
Madsen & Associates, CPA

Murray, Utah
April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Delta Mutual, Inc. and Subsidiaries
Scottsdale, AZ

We have audited the accompanying consolidated balance sheet of Delta Mutual, Inc. and subsidiaries (collectively “the Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity, other comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Mutual, Inc. and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 24, 2013

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Current Assets:
Cash	$1,949,896	$211,303
Receivable from sale of bidding rights and oil and gas properties	4,000,042	-
Advances and other receivables	2,481	7,155
Total current assets	5,952,419	218,458

Investment in mineral properties	160,144	171,871
Investments in unproved oil and gas properties	1,995,024	2,115,280
Investment in oil refinery	145,494	-
Property and equipment	76,293	47,151
Other assets	6,369	7,060

TOTAL ASSETS	$8,335,743	$2,559,820

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$141,582	$107,372
Accrued expenses	221,809	364,109
Notes payable	75,000	268,740
Notes payable to related parties	623,970	623,970
Liabilities for uncertain tax positions	100,000	-
Income taxes payable	633,590	-
Total current liabilities	1,795,952	1,514,846
Long-term debt, related parties	150,655	150,655
Total liabilities	1,946,606	1,665,501

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2012 and 2011, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,010,826 and 31,507,026 shares issued and outstanding at December 31, 2012 and 2011, respectively	3,201	3,151
Additional paid-in capital	6,900,096	6,550,576
Accumulated deficit	(311,237)	(5,354,385)
Accumulated other comprehensive loss	(202,923)	(154,367)
Total stockholders' equity	6,389,137	1,044,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,335,743	$2,559,820

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011

Sales	$1,583	$-
Costs and Expenses:
General, and administrative	1,363,301	787,566
	1,363,301	787,566
Loss from operations	(1,361,718)	(787,566)

Other Income (Expense):
Foreign exchange loss	(140,402)	(19,698)
Interest expense	(50,111)	(45,348)
Reversal of contested liabilities	134,254	65,786
Gain on sale of bidding right and unevaluated oil and gas property	7,244,716	-
Net other income (expense)	7,188,457	740
Income (loss) before income taxes	5,826,739	(786,826)

Provision for income taxes	783,590	-

Net earnings (loss)	$5,043,149	$(786,826)

Net earnings (loss) per common share:
Basic	$0.16	$(0.03)
Diluted	$0.14	$(0.03)

Weighted average common shares - Basic	31,908,985	30,273,185
Weighted average common shares - Diluted	34,828,569	30,273,185

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
From December 31, 2010 to December 31, 2012

Balance January 31, 2011	28,647,687	2,864	5,560,099	(136,631)	(4,430,928)	(34,833)	960,571

Issuance of common stock for mineral property (valued at $0.40 per share)	40,000	4	15,996				16,000

Issuance of common stock for unproved oil and gas properties (valued at $0.25 per share)	200,000	20	49,980				50,000

Issuance of common stock for services (valued at $0.30 per share)	10,267	1	3,079				3,080

Sales of common stock and warrants ( valued at $0.20 to $0.50 per share)	2,609,072	261	704,026				704,287

Allocation of proceeds from sale of common stock to warrants issued			32,700				32,700

Warrants issued for compensation and legal expense			184,696				184,696

Net loss				(786,826)			(786,826)

Foreign currency adjustment						(119,534)	(119,534)

Balance December 31, 2011	31,507,026	$3,151	$6,550,576	$(923,458)	$(4,430,928)	$(154,367)	$1,044,974

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
From December 31, 2010 to December 31, 2012 (Continued)

					Accumulated
	Number of				Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total

Balance December 31, 2011	31,507,026	$3,151	$6,550,576	$(5,354,386)	$(154,367)	$1,044,974

Issuance of common stock for services to related party (valued at $0.35 per share)	10,000	1	3,499	-	-	3,500

Issuance of common stock for partial settlement of note payable	475,000	47	213,703	-	-	213,750

Warrants issued to Trazik Management to prepare feasibility study report for potential business opportunity regarding alternative energy manufacturing business in India including tax incentives offered by the government of India and suitable locations. For 260,868 shares at $.42 per share			109,561			109,561

Warrants for 50,000 shares at $.22 per share issued to James D. Eger for geological services/interpretation/gathering information on Valle de Lerma and Selva Maria			18,999			18,999

Shares issued for services	18,800	$2	3,758			3,760

Net income (loss)				$5,043,149		5,043,149

Foreign Currency Adjustment					$(48,556)	(48,556)

Balance December 31, 2012	32,010,826	$3,201	$6,900,096	$(311,237)	$(202,923)	$6,389,137

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011

Cash flows from Operating Activities:
Net earnings (loss)	$5,043,149	$(786,826)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Stock based compensation expense	-	184,696
Gain on sale of bidding rights and unevaluated oil and gas properties	(7,244,716)	-
Gain on settlement of contested liabilities	(134,254)	-
Stock based compensation	116,821	3,080
Changes in operating assets and liabilities	835,131	(52,925)
Net cash used in operating activities	(1,383,869)	(651,975)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(251,576)	(229,730)
Investment in oil refinery	(161,995)	-
Purchases of furniture and equipment	(36,970)	(51,197)
Proceeds from sales of oil and gas properties and bidding rights	3,499,958	-
Investment in mineral properties	(36,215)	(79,491)
Net cash provided by (used in) investing activities	3,013,202	(360,418)

Cash flows from financing activities:
Proceeds from loans	-	235,000
Principal payment on long-term debt	(50,000)	-
Proceeds from sales of common stock	-	736,987
Net cash provided by (used in) financing activities	(50,000)	971,987
Effect of Exchange Rates on Cash	159,260	42,705
Net increase in cash	1,738,593	2,299
Cash - Beginning of period	211,303	209,004
Cash - End of period	$1,949,896	$211,303

Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$4,674	$-
(Increase) decrease in other assets	692	(692)
Increase (decrease) in accounts payable and accrued expenses	96,176	(52,233)
Increase (decrease) in liabilities for uncertain tax positions	100,000	-
Increase (decrease) in income taxes payable	633,589	-
Changes in assets and liabilities	$835,131	$(52,925)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$50,000	$-

Supplementary information:
Non cash financing and investing activities:
Issuance of common stock for mineral property	$-	$16,000
Issuance of common stock for unproved oil and gas properties	$-	$50,000
Issuance of warrants for unproved oil and gas properties	$18,999	$-
Issuance of warrants for services	$-	$-
Issuance of common stock for debt and accrued interest	$213,750	$-

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ending December 31,
	2012	2011

Net earnings (loss)	$5,043,149	$(786,826)
Other comprehensive income (loss):
Foreign currency translation adjustment	(48,556)	(119,534)
Net change in other comprehensive income (loss)	(48,556)	(119,534)
Comprehensive income (loss)	$4,994,593	$(906,360)

The accompanying notes are an integral part of the consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Delta Mutual, Inc. (“Delta” or “the Company”) was incorporated in Delaware on November 17, 1999.  The primary focus of the Company’s business is its South America Hedge Fund LLC (“SAHF”) subsidiary, which has investments in oil and gas concessions in Argentina and focuses on the energy sector, including the development and supply of energy and alternative energy sources in Latin America and North America.

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

EVALUATION OF LONG-LIVED ASSETS

Oil and gas and mineral properties represent an important component of the Company’s total assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If, impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

OIL AND GAS PROPERTIES

The Company accounts for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

Costs associated with unevaluated properties are capitalized as oil and natural gas properties but are excluded from the amortization base during the evaluation period. When we determine whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are transferred into the amortization base and thereby become subject to amortization.

The Company assesses all items classified as unevaluated property on at least an annual basis for inclusion in the amortization base. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate that there would be impairment, or if proved reserves are assigned to a property, the cumulative costs incurred to date for such property are transferred to the amortizable base and are then subject to amortization.

Capitalized costs included in the amortization base are depleted using the unit of production method based on proved reserves. Depletion is calculated using the capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values.

Beginning December 31, 2009, full cost companies use the un-weighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date. Prior to December 31, 2009, companies used the price in effect at the end of each accounting period and had the option, under certain circumstances, to elect to use subsequent commodity prices if they increased after the end of the accounting quarter.

Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change.

IMPAIRMENT

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

ASSET RETIREMENT OBLIGATION

The Company records the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. The Company records an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gas gathering systems. The Company estimates the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will update our assessment accordingly. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets. The Company purchased oil field equipment during the fourth quarter of 2011.   The Company did not provide any depreciation on this equipment for the years ending December 31, 2012 and 2011, as the equipment was not yet in service.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. We follow the “sales method” of accounting for oil and natural gas revenue, so we recognize revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period in which revenue is earned.  Severance and ad valorem taxes are reflected as a component of lease operating expense.

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

UNCERTAIN TAX POSITIONS

The Company evaluates uncertain tax positions pursuant to ASC Topic 740-10-25 “Accounting for Uncertainty in Income Taxes,” which allows companies to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

At December 31, 2012 and 2011, the Company has approximately $100,000 and $0, respectively, of liabilities for uncertain tax positions.  For the year ended December 31, 2012, the Company provided $100,000 for uncertain tax positions related to its investments in Argentina.  Interpretation of taxation rules relating to investments in Argentina concessions may give rise to uncertain positions.  In connection with the uncertain tax position, there was no interest or penalties recorded.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

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

EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common share outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants.  For the year ended December 31, 2012 and 2011, there were 8,211,517 and 7,900,649, respectively of potentially dilutive common shares outstanding. For the year ended December 31, 2011, their effect would be anti-dilutive. (see Note 12)

FOREIGN CURRENCY TRANSLATION

In 2012 and 2011, the functional currency for the Company’s primary foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in South America is the Argentine Peso. Translation adjustments are recorded in Accumulated Other Comprehensive Loss.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to non-employees under ASC 718, "Compensation-Stock Compensation" ("ASC 718").  The compensation cost of the awards is based on the grant date fair-value of these awards and recognized over the requisite service period, which is typically the vesting period.  For the years ended December 31, 2012 and 2011, the Company issued 28,800 and 10,267 shares, respectively, and recorded compensation expense in the amount of $7,260 and $2,080, respectively. The Company uses the Black-Scholes Option Pricing Model to determine the fair-value of stock options issued for compensation.

The Company accounts for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.”  ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete.  Generally, our awards do not entail performance commitments.  When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

For the years ended December 31, 2012 and 2011, the Company granted warrants to purchase 404,868 and 7,900,648, respectively of its common stock and recorded compensation expense of $109,561 and $184,896, respectively.  The Company also recorded $18,999 in additions to oil and gas properties for the year ended December 31, 2012.

FAIR VALUE OF FINANCIAL MEASUREMENTS

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

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

As of December 31, 2012, there were no financial assets or liabilities that required disclosure.

NEW FINANCIAL ACCOUNTING STANDARDS

Accounting Standards Update No. 2012-02 – Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”)

ASU No. 2012-02 amends ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2013-02 – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”)

ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net earnings but only if the amount reclassified is required to be reclassified to net earnings in its entirety in the same reporting period.  For amounts not reclassified in their entirety to net earnings, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  ASU No. 2013-02 is effective prospectively for the Company for annual and interim periods beginning January 1, 2013.  The Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

2. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

a) As of December 31, 2012, the Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. SAHF originally purchased an 18% carry-over interest in the Jollin and Tonono concessions on May 15, 2007, and subsequently increased its ownership to 23.5%, 9% of which was carry-over and 14.5% of which was working.  SAHF in 2009 transferred 13.5% to Maxipetrol, under an arrangement where SAHF’s remaining 10% interest would be in a carry-over mode. SAHF received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010. The joint venture is currently developing a future plan for continuing the exploration of the concessions.

b) As of December 31, 2012, the Company retains a 9% ownership interest in the Tartagal and Morillo oil and gas concessions located in Salta Province.  During 2007, SAHF had originally purchased an 18% ownership of these concessions. During 2008, SAHF exchanged 50% of its ownership in this investment with a third party, where the acquirer agreed to assume 50% of SAHF’s obligations with respect to future development expenses.

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
As of and for the Years Ended December 31, 2012 and 2011

As of March 30, 2012, the Company agreed to sell 50% of its ownership interest in this property to Principle Petroleum Limited (“PPL”) for $500,000.

The Company’s share of the development costs for the Tartagal and Morillo concessions will be repaid from 50% of the Company's share of the future production profits from the concessions.

Production from two Campo Alcoba test wells commenced in 2011 and continued into the 2012 second quarter. A work over of one the two previously reopened wells is planned, and currently an analytic test to drill one more exploratory well is under way. The Company began recognizing its share of the production from these two wells in the three months ending March 31, 2012.

c) During 2008, SAHF purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina from Ketsal, SA (“Ketsal”) for $697,000 cash. In 2009, SAHF assigned 50% of its rights to a third party. As of December 31, 2012, SAHF owns 20% of the rights to this oil and gas concession.

The ownership interests in The Salta Province Exploration Rights Concession ("Salta Joint Venture") are:

●	Consortium Ketsal Kilwa – 60% (managing partner)

●	Ambika S.A. – 20%

●	SAHF – 20%

SAHF is responsible for managing the drilling activities in the Salta Joint Venture and bears its pro-rata share of the costs.

Exploratory drilling activities commenced in April 2010 on the Guemes Block and the first well was spudded in September 2010. SAHF acted as the project manager for this drilling project, but did not charge the Salta Joint Venture a management fee.  Production testing to verify the commercial sustainability of the well still needs to be performed.

The UTE for this concession is in litigation with the drilling company that drilled the test well and has sued for an alleged $3,000,000 of additional expenses over and above the contract amount under the fixed price drilling contract, where the contract amount was set at $1,000,000, and overage amounts were to be set prior to execution.  The operator of the concession, Ketsal, is in the process of settlement negotiations. SAHF has no obligation or liability for any amounts paid in settlement of, or as a result of an adverse judgment in, this litigation. However, the resolution of this lawsuit may affect the schedule for the future development of this property.

d) On August 10, 2011, the Company’s tender offer, made through our wholly-owned subsidiary, SAHF, for the ownership right to explore, and eventually, produce oil and natural gas in the block known as “Valle de Lerma” was declared the winning bid by the Salta provincial government. SAHF made the offer in a joint venture agreement with Grasta SA, a local mid-size gasoline refinery located in Buenos Aires, Argentina. Other partners in the block include PetroNEXUS and REMSA. On October 25, 2011 SAHF was awarded an Exploration and Exploitation Oil & Gas Block License by the Government of Salta, Argentina.

The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2. SAHF has done the measurement and survey study and filed an environmental impact study, which was approved.  Upon completion of the study it was determined that the actual well site was within the boundaries of the City of Salta, where government restrictions do not allow oil to be produced from this site.  We are currently negotiating with the government to add an additional site to the concession area from among three sites adjacent to the concession area with similar wells. When the extension of the concession area is accomplished, we will commence work on the new site, following receipt of all government approvals.  SAHF holds a majority of the license interest and is the responsible operator. The license allows SAHF 20 years to explore and produce hydrocarbons with a renewal option of ten more years. The exploration terms are four years for the first period, three years for the second and two years for the last period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

SAHF currently owns 60% of the rights to explore Valle de Lerma; GRASTA owns 5%; PetroNEXUS owns 30%; and REMSA owns 5%.  Pursuant to the agreements with PPL, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta, in specified properties, including Valle de Lerma.

The total investment commitment originally approved is for 401 work units within a three-year term.  Each work unit has a value of $5,000 totaling a $2,005,000 of committed investment for the first quarter.  In the second quarter of 2012, the Company executed 175 work units and the conclusions were submitted to the proper regulatory government agency, which approved the work performed with the Resolution 021/2012 dated May 11, 2012.

The Company evaluated these investments for impairment and concluded that no loss in value occurred as of December 31, 2012. The following table summarizes the Company’s investments in these unproved oil and gas properties.  One of the Company’s oil and gas producing properties began producing during the quarter ending September 30, 2012 and was subsequently capped.  No depletion was recorded for the year, as the amount was not material.

	Concession Investments	Exploration Rights	Total
At January 1, 2011	$893,520	$1,078,530	$1,972,050

Drilling and development costs	—	243, 047	243,047

Issuance of stock for increased ownership	50,000	—	50,000

Translation gain (loss)	(68,390)	(81,427)	(149,817)

At December 31, 2011	875,130	1,240,150	2,115,280

Drilling and development costs	6,087	577,533	583,620

Sale of 50% interest in Tartagal & Morillo	(255,284)	—	(255,284)

Translation gain (loss)	(80,450)	(368,142)	(448,632)

At December 31, 2012	$545,483	$1,449,541	$1,995,024

3. INVESTMENT IN OIL REFINERY

On January 13, 2012, the Company, through its wholly owned subsidiary, SAHF, signed a purchase option agreement with Cruz Norte, SA to purchase 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. In March 2012, the purchase option agreement was finalized and signed and Cruz Norte transferred 1/3 of its stake in the refinery to SAHF. The purchase price of the refinery was $150,000 for the 33.33% of the outstanding shares of Caimancito Refinery; the purchase price, which was paid in full as of July 6, 2012.  There were no operations in the refinery during the year ended December 31, 2012.  The Company accounts for the investment under the equity method.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

4. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,
	2012	2011
Oilfield equipment	$66,525	$47,151

Furniture and equipment	9,768	---
Less accumulated depreciation	---	---
Total property and equipment	$76,293	$47,151

5. RECEIVABLE FROM SALE OF BIDDING RIGHTS AND OIL AND GAS PROPERTIES

On March 30, 2012 the Company entered into the Cooperation Agreement with PPL. Under the Cooperation Agreement, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  Pursuant to a separate Agreement dated March 31, 2012, the Company has agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000. PPL has also agreed in an Undertaking to provide funds to the operating entities of Valle de Lerma and Selva Maria (the San Salvador and Libertador concessions were awarded to another party, whose bid exceeded that of the Company for these concessions), in the aggregate amount of up to $10,000,000 (Selva Maria is pending for approval from the government, which is standard procedure in Argentina).

As of December 31, 2012, the Company had received deposits in the amount of $3,499,958 from PPL on account of remainder of the proceeds has been recorded as a $4.0 million receivable from the sale of bidding rights and oil and gas properties. PPL is not current with the payment schedule set forth in the Cooperation Agreement, and the Company is in discussions with PPL to ensure that all payments provided for under the  Cooperation Agreement are made within the time frame as required for concession financial commitments. In 2013, the Company received an additional payment of $500,000.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

6.  RELATED PARTY TRANSACTIONS

The Company has issued notes to related parties.  As of December 31, 2012 and 2011, the Company owed $623,970 and $623,970, respectively, to certain directors of the Company.  As of December 31, 2012, the Company owes three shareholders $150,655 and 150,655, respectively.  Interest expense to related parties for the years ended December 31, 2012 and 2011 amounted to $38,685 and $36,697, respectively.

7. DEBT

	December 31,
Short – term debt	2012	2011

Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Note payable to third party interest at 6%, due September 20, 2007	60,000	60,000
Notes payable to third party, interest at 6%, due August 10, 2011.	--	193,740
Total	$75,000	$268,740

Notes Payable to Related Parties

	December 31,
	2012	2011
Notes payable to three investors, interest at 8%, due July 2014	$150,655	$150,655
Notes payable to shareholders and related parties, interest at 6%, due May 1, 2013	623,970	623,970
Total	774,625	774,625
Less current portion	623,970	623,970
	$150,655	$150,655

The Company included accrued interest payable on the aforesaid notes in accrued expenses as of December 31, 2012 and 2011, respectively.  On March 15, 2012, the $193,740 past due note payable and related accrued interest was settled by the agreement to pay $50,000 cash and the issuance of 475,000 shares of common stock valued at $213,750.  The Company recorded a loss of $9,133 on the extinguishment of debt.  Also during the three months ended June 30, 2012, the maturity dates of the past due notes to three investors in the amount of $150,655 were extended to July 2014. During the three months ended September 30, 2012, the due dates of the notes payable to stockholders and related parties were extended to December 31, 2012 and have subsequently been extended to May 1, 2013.

8. ACCRUED EXPENSES

	December 31,
	2012	2011
Accrued compensation	$46,020	$46,020
Accrued interest	175,789	186,555
Accrued expenses	--	131,534

Total	$221,809	$364,109

9. INCOME TAXES

The Company had not made provision for income taxes prior to the year ended December 31, 2012, since the Company has the benefit of net operating losses carried forward in these periods.  Domestic NOL carry-forwards were utilized in the computation of the provision for income taxes for the year ended December 31, 2012.

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

At December 31, 2012 and 2011, the Company has approximately $100,000 and $0, respectively, of liabilities for uncertain tax positions.  For the year ended December 31, 2012, the Company provided $100,000 for uncertain tax positions related to its investments in Argentina.  Interpretation of taxation rules relating to investments in Argentina concessions may give rise to uncertain tax positions.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

	2012	2011
Liability for uncertain tax
positions – January 1,	$-	$-
Additions based on tax positions
related to current year	100,000	-
Expiration of statutes of limitations	-	-

Liability for uncertain tax positions
- December 31,	$100,000	$-

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2012 and 2011, the Company recognized approximately $10,000 and $-0-, respectively, of such interest and penalties in the consolidated statements of operations.

The Company has approximately $10,000 and $-0- accrued for interest and penalties at December 31, 2012 and 2011, respectively, which is included in liability for uncertain tax positions in the Company’s consolidated balance sheet.

The Company’s total earnings (loss) before provision (benefit) for income taxes included earnings (loss) from domestic operations of $5,286,391 and $(764,887) for 2012 and 2011, respectively, and loss from foreign operations of $(243,242) and $(21,939), for 2012 and 2011, respectively.

The provision (benefit) for income taxes consists of the following:

	2012	2011
Current:
Federal	$508,821	$-
Foreign	100,000	-
State	174,769	-
	783,590	-
Deferred
Federal	-	-
Foreign	-	-
State	-	-
	-	-
	$783,590	$-

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided as follows:

	2012	2013
Tax provision (benefit)
computed at federal
statutory rate	$2,039,000	$(268,000)

Increase (decrease) in taxes
resulting from:
Permanent differences	47,590	-
Increase in liability for
uncertain tax positions	100,000	-
Utilization of net operating
loss carryforward	(1,578,000)
State taxes - net of federal
benefit	175,000	-
Unused tax losses	-	268,000
	$783,590	$-

The Company has been current in paying the MPIT.  This is not an income tax, which, is why it is not included in our tax provision.

Deferred income tax assets consist of:

	December 31,
	2012	2011
Net operating loss carry-forwards	$2,132,220	$2,071,000

Less valuation allowance	(2,132,220)	(2,071,000)

Deferred income tax assets, net	$--	$--

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 39%, the Company has determined it to be more likely than not that a deferred income tax asset of approximately $2,132,220 and $2,071,000 attributable to the future utilization of the approximately $6,553,000,000 and $5,310,000 in eligible net operating loss carry-forwards as of December 31, 2012 and 2011, respectively, will not be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forwards will begin to expire in varying amounts from year 2019 to 2029.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2008 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

10. OTHER INCOME

During the years ended December 31, 2012 and 2011, the Company incurred foreign exchange losses of approximately $0 and $20,000, respectively, on its US dollar denominated payments to its SAHF subsidiary for operating expenses. During the year ended December 31, 2012 approximately $134,000 of contested consultant and legal fees was resolved, and the Company reversed the related accrued liabilities.  During the year ended December 31, 2011, approximately $66,000 of contested severance liabilities were resolved through legal proceedings and the Company reversed the related accrued liability.

Effective March 30, 2012, the Company entered into the Cooperation Agreement with Principle Petroleum Ltd. (“PPL”). Under the Cooperation Agreement, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Tartagal & Morillo (pursuant to a separate agreement), Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  $7.0 million of these proceeds are attributable to bidding rights for which the Company has no cost basis. The proceeds are non refundable in the event the Company is unsuccessful in the bids.  Therefore, the Company recognized a gain of $7.0 million for the sale of these bidding rights during the year ended December 31, 2012.  The remaining $500,000 of these proceeds were attributable to the sale of 50% of the Company's interest in the Tartagal and Morillo concession blocks.  The Company had a basis of $255,000 in these properties at the time and, therefore, a gain of $245,000 was recognized on the sale of these properties.

11.   STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2012, the board of directors had not authorized the issuance of any series of preferred stock.

Common Stock

The Company has in certain cases issued shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

For the years ended December 31, 2012 and 2011, the Company issued 28,800 and 0 shares, respectively, with fair values of $7,260 and $0, respectively, of its common stock to a related party for services performed.  For the years ended December 31, 2012 and 2011, the Company also issued 475,000 and 0 shares, respectively, with fair values of $213,750 and $0, respectively, for the settlement of a note payable and accrued interest.

During the year ended December 31, 2012, the Company issued warrants to purchase 404,868 shares of its common stock for prices ranging from $0.20 to $0.42 per share.  The warrants expire in 2019.  The Company recorded compensation expense in the amount of $109,561 and additions to investments to unproved oil and gas properties in the amount of $18,999.

During the year ended December 31, 2011, the Company issued warrants to purchase 7,900,649 shares of its common stock for prices ranging from $0.30 to $0.32 per share.  The warrants expire in 2018.  The Company recorded compensation expense to certain officers of the Company in the amount of approximately $176,000 and legal expenses of approximately $9,000 in conjunction with these issuances.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

A summary of the warrant activity as of December 31, 2012 is presented below:

		Weighted	Weighted	Aggregated
		Average	Average	Intrinsic
	Warrants	Exercise Price	Contractual Term	Value
Outstanding, January 1, 2011	-	$-

Granted	7,900,649	0.21

Exercised	-	-

Exercised	-	-

Outstanding, December 31, 2011	7,900,649	0.21	6.0 years	$1,538,430

Granted	404,868	0.34	6.0 years	-

Expired/Cancelled	(94,000)	.20		-

Exercised	-	-		-

Outstanding, December 31, 2012	8,211,517	$0.21	5.04 years	$-

Exercisable, December 31, 2012	8,211,517	$0.21	5.04 years	$-

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

12. EARNINGS (LOSS) PER SHARE

Basie and diluted earnings (loss per common share is presented in accordance with ASC Topic 260 “Earnings per share.” Common stock warrants have been excluded from the calculation of diluted earnings (loss) per share for the years ended December 31, 2012 and 2011 in the statements of operations, because all such securities were anti dilutive.  Basic net earnings (loss) per share is calculated by dividing the net earnings (loss) per share by the weighted average number of share outstanding during the periods.  Diluted net earnings per share is calculated by dividing the net earnings by the weighted average number of shares and potential shares outstanding during the period.

The weighted average shares outstanding used in the computations of basic and diluted earnings (loss) per share are as follows:

	Year Ended December 31,
	2012	2011
Basic weighted average shares outstanding	31,908,985	30,273,185

Potential common shares	2,919,584	-

Diluted weighted average shares outstanding	34,828,569	30,273,185

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

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2012 and 2011

OPERATING LEASES

The Company entered into a lease agreement in February 2012 for 3,551 square feet of office space for its principal office in Arizona.  The lease expired in February 2013 and the Company has moved and has a month-to-month lease.

Rent expense was $18,497 and $18,497 for the years ended December 31, 2012 and 2011, respectively.

EMPLOYMENT AGREEMENTS

On April 26, 2010, the Company’s Board of Directors approved five-year term executive employment agreements (“Employment Agreements”) between the Company and Dr. Daniel R. Peralta, the Company’s former Chairman and Chief Executive Officer, and Malcolm W. Sherman, the Company’s Executive Vice President.  Mr. Sherman’s Employment Agreement was effective March 23, 2010, and provides for a fixed annual salary of $300,000, which is limited by agreement of the executive and the Board to $235,000. Under the Employment Agreement, he is eligible for participation in a bonus pool with other senior executives, the quarterly bonus amounts being based on financial performance comparisons with prior fiscal quarters, beginning with the quarterly reports of the Company for the year 2006 and each subsequent year during the respective terms of each of the Employment Agreements. Such bonus will be pooled with those of other senior executives and computed based on a total bonus pool equal to 15% of the net profits of the Company as set forth in the Company’s SEC filings.

COUNTRY RISK

The Company has significant operations in the Argentina. The operating results of the Company may be adversely affected by changes in the political and social conditions in the Argentina and by changes in Argentinean government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company’s business and financial condition.

EXCHANGE RISK

The Company cannot guarantee the Argentinean Peso and US dollar exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Peso and US dollar. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Engagement of MaloneBailey, LLP

On February 20, 2013, the Board of Directors of the Company accepted the resignation of Madsen & Associates, CPA’s Inc., its independent registered public accounting firm. On the same date, February 20, 2013, the accounting firm of MaloneBailey, LLP was engaged as the Company's new independent registered public accounting firm, to audit the Company’s financial statements for its fiscal year ended December 31, 2012. From the date that Madsen & Associates, CPA’s Inc.  were engaged, May 9, 2011, to the present time, or any other period of time, the reports of Madsen & Associates, CPA’s Inc. on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of Madsen & Associates, CPA’s Inc. as to the Company’s financial statements for its fiscal year ended December 31, 2010, were modified for uncertainty due to the substantial doubt about the Company’s ability to continue as a going concern.

During the Company's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Madsen & Associates, CPA’s Inc., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Madsen & Associates, CPA’s Inc., would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

The Company has requested that Madsen & Associates, CPA’s Inc. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter is attached as an exhibit to this Form 8-K.

On February 20, 2013, the Company engaged MaloneBailey, LLP as its independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted MaloneBailey, LLP regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our chief executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our chief executive and financial officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2012, not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15, based on a material weakness as of that date in our disclosure controls and procedures discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2012. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2012, our internal control over financial reporting is not effective due to the following material weakness. Our accounting department does not have the sophistication to critically evaluate and implement accounting principles in certain cases, and at times transactions are recorded improperly, or not recorded contemporaneously and require additional procedures and adjustments to be made by our staff and our auditors. We have implemented certain procedures related to improving the ability of our staff to properly record accounting transactions to help minimize the risks associated with this significant deficiency. Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of December 31, 2012, and for the two years then ended, fairly present in all material respects our financial condition and results of operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, the executive officers and directors of Delta Mutual, Inc. were as follows:

NAME	AGE	TITLE(S)
Malcolm W. Sherman	76	President, CEO and Director
Santiago Peralta	24	Director

Malcolm W. Sherman was appointed to fill a vacancy on our board of directors on July 11, 2008. He was appointed Executive Vice President on July 28, 2008, and was appointed President and Chief Executive Officer on November 8, 2012, following Dr. Daniel Peralta’s death on November 7, 2012. Mr. Sherman from 2005 to the present has served as President and a director of Security Systems International, Inc., a company that provides security systems for government building, industrial facilities, oil refineries and other facilities in the Middle East. From May 2000 to July 2005, Mr. Sherman served as director of marketing for Hyzoom Commercial Co. Ltdl, a division of ZAFF International, Ltd., in Riyadh, Saudi Arabia, as well as director marketing for ZAFF International, a Saudi Arabian technology company specializing in security systems for industrial facilities for industrial and oil and gas facilities, and managed four of this company’s divisional offices in the Middle East. During his career, Mr. Sherman also served as a director of two public companies. He was a member of the founding team of Taser International, Inc. in 1993, and served on its board from 1993 to 1999. He also served as executive vice president and director of Ronco, Inc. from 1982 to 1993. Mr. Sherman received a B.S. degree in business administration from the University of Miami in 1959. The Company believes that Mr. Sherman’s experience and exposure to the oil industry security and management issues in the Middle East will benefit the Company and other members of its management in the Company’s energy-related operations in Argentina.

Santiago Peralta, the eldest son of Dr. Daniel Peralta, our former President and Chief Executive Officer, was appointed to our Board of Directors on November 8, 2012.  Mr. Peralta is now in business school at the Thunderbird School of Global Management and has worked extensively in Argentina with our management in the negotiations for and operations in connection with the Company’s oil properties in that country.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We believe that during 2012 all of our current officers and directors complied with the reporting requirements of Section 16(a).

Item 11. Executive Compensation.

Compensation paid by the Company and its subsidiaries to the Company’s Executive Officers (the “Named Executives”)for the last three fiscal years is shown in the following table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Daniel R. Peralta,	2009	$-0-							$-0-
Chief Executive Officer	2010	$138,461							$138,461
(through November 7,	2011	$200,000							$200,000
2012 (1)	2012	$316,922							$316,922

Malcolm W. Sherman,	2009	$-0-							$-0-
Executive Vice	2010	$103,845							$103,845
President and Chief	2011	$150,000							$150,000
Executive Officer from	2012	$238,076							$238,076
November 8, 2012(1)

(1)
Dr. Peralta was appointed President and Chief Executive Officer on January 20, 2009, and was succeeded in that position by Malcolm W. Sherman on November 8, 2012 following Dr. Peralta’s death on November 7, 2012.

EXECUTIVE COMPENSATION NARRATIVE

On April 26, 2010, the Company’s Board of Directors approved a five-year term executive employment agreement (“Employment Agreement”) between the Company and Malcolm W. Sherman, then the Company’s Executive Vice President  Mr. Sherman’s Employment Agreement was effective March 23, 2010, and provides for a fixed annual salary of $300,000, which is limited by agreement of the executive and the Board to $235,000.  Under the Employment Agreement, Mr. Sherman is eligible for participation in a bonus pool with other senior executives, the quarterly bonus amounts being based on financial performance comparisons with prior fiscal quarters, beginning with the quarterly reports of the Company for the year 2006 and each subsequent year during the term of Employment Agreement. Such bonus will be pooled with those of other senior executives and be computed based on a total bonus pool equal to 15% of the net profits of the Company as set forth in the Company’s SEC filings.

On December 15, 2011, the Board of Directors approved the issuance of a common stock purchase warrant to Dr. Daniel Peralta, then our Chief Executive Officer, to purchase 6,367,687 shares of common stock, at an exercise price of $0.20 per share, expiring December 14, 2018, and approved a warrant to purchase 632,962 shares of common stock to Mr. Sherman, with the same exercise price and expiration date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Malcolm Sherman	632,962			$0.20	12/14/2018

DIRECTORS' COMPENSATION

We compensate directors as per specific agreements with each director.  Malcolm W. Sherman has not been compensated in his capacity as a director. Santiago Peralta has been compensated at the rate of $5,000 per month in his capacity as a director, commencing November 2012. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Santiago Peralta	$10,000						$10,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 21, 2013, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage**

Santiago Peralta (1)	9,898,344	27.91%

Pablo Peralta(1)	9,693,844	27.48%

Malcolm W. Sherman (2)	1,632,962	4.99%

All Officers and Directors as a % Group (2 persons)	11,531,306	31.94%

** Based on 32,086,826 shares outstanding on March 21, 2013.

(1) Egani, Inc., of which Santiago Peralta, a director of the Company, and Pablo Peralta, his brother, each owns 50% of the outstanding stock, owns 13,000,001 shares directly. The address of Egani, Inc. is c/o Delta Mutual, Inc., 16427 North Scottsdale Road, Suite 410, Scottsdale, AZ 85254. Santiago Peralta owns 14,500 shares directly and holds a warrant, expiring December 14, 2018 to purchase 200,000 shares of common stock at an exercise price of $0.20 per share.  Pablo Peralta owns 10,000 shares of common stock directly.  Santiago Peralta and Pablo Peralta also each hold a 50% interest in a common stock purchase warrant to purchase 6,367,687 shares of common stock, at an exercise price of $0.20 per share, expiring December 14, 2018. The address of Santiago Peralta and Pablo Peralta is c/o Delta Mutual, Inc., 16427 North Scottsdale Road, Suite 410, Scottsdale, AZ 85254.

(2) Mr. Sherman owns beneficially 1,000,000 shares owned by Security Systems International, Inc. of which Mr. Sherman is the president and a director and the majority stockholder. Mr. Sherman individually also holds a common stock purchase warrant to purchase 632,962 shares of common stock, at an exercise price of $0.20 per share, expiring December 14, 2018. The address of Security Systems International, Inc. is 9034 East Caribbean Lane, Scottsdale, AZ 85260. Mr. Sherman’s address is c/o Delta Mutual, Inc., 16427 North Scottsdale Road, Suite 410, Scottsdale, AZ 85254.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

From March 6, 2008 through November 30, 2011, Security Systems International, Inc. (SSI) and the Malcolm W. Sherman Living Trust made loans to the Company in the total amount of $525,120, of which loans $415,120 was loaned by SSI. All loans bear interest at the rate of 6% per annum and all have extended maturity dates of May 1, 2013.  As of December 31, 2012, the aggregate amount of principal of and accrued unpaid interest owed by the Company on these loans was $617,729.

Item 14.  Principal Accountant Fees and Services

(1) Aggregate fees for the last two years:

2012	2011

$25,000	$40,000

(2) Audit related fees:

2012	2011

$25,000	$40,000

(3) Tax fees:

2012	2011

$-0-	$-0-

(4) All other fees: NA

(5) Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant's full time employees: NA

PART IV

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

3.2	By-Laws of the Company. Incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.2a	Amendment to Article III, Section I of the By-Laws. Incorporated herein by reference to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 21, 2000.

3.2b	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.2b to the Company’s quarterly report on Form 10-Q, filed with the Commission on May 21, 2012.

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

4.6a
Amendment dated as of May 2, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6a to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

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

10.40
6% Promissory Note of the Company issued in the principal amount of $16,900 on May 14, 2008. Incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

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

10.43
6% Promissory Note of the Company issued in the principal amount of $13,350 on September 18, 2008. Incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.44
6% Promissory Note of the Company issued in the principal   amount of $16,650 on September 19, 2008. Incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18,   2008.

10.45
6% Promissory Note of the Company issued in the principal amount of $10,000 on October 3, 2008. Incorporated herein by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18,   2008.

10.46
6% Promissory Note of the Company issued in the principal amount of $28,500 on October 22, 2008. Incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18,   2008.

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

10.48.1
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

10.50
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

10.57a
Amended and Restated 6% Promissory Note dated as of April 15, 2009 to Security Systems International LLC. Incorporated herein by reference to Exhibit 10.57a to the Company’s Quarterly Report on Form 10-Q, filed   with the Commission on August 6, 2009.

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

Dated: April 24, 2013

By:/s/ Malcolm W. Sherman

Malcolm W. Sherman
President, Chief Executive Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on April 24, 2013.

/s/ Malcolm W. Sherman
Malcolm W. Sherman, Chief Executive Officer and Director

/s/ Santiago Peralta
Santiago Peralta
Director