Form 10-Q
period 2013-03-31
DELTA MUTUAL INC
filed 2013-05-20
CIK 1112985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(480) 483-0420

(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No ☒

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 32,086,826 as of May 14, 2013.

DELTA MUTUAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

Current Assets:
Cash	$2,171,082	$1,949,896
Receivable from sale of bidding rights and oil and gas properties	3,500,042	4,000,042
Advances and other receivables	2,377	2,481
Total current assets	5,673,502	5,952,419

Investment in mineral properties	168,638	160,144
Investments in unproved oil and gas properties	1,920,210	1,995,024
Investment in oil refinery	139,402	145,494
Property and equipment	74,655	76,293
Other assets	53,113	6,369

TOTAL ASSETS	$8,029,519	$8,335,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$66,047	$141,582
Accrued expenses	258,532	221,809
Notes payable	75,000	75,000
Notes payable to related parties	623,970	623,970
Liabilities for uncertain tax positions	95,813	100,000
Income taxes payable	633,590	633,590
Total current liabilities	1,752,952	1,795,952
Long-term debt payable to related parties	150,655	150,655
Total liabilities	1,903,607	1,946,607

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,826,810 and 32,010,826 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3,208	3,201
Additional paid-in capital	6,915,288	6,900,096
Accumulated deficit	(632,085)	(311,237)
Accumulated other comprehensive loss	(160,499)	(202,923)
Total stockholders' equity	6,125,912	6,389,136

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,029,519	$8,335,743

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ending March 31,
	2013	2012

Sales	$-	$1,789
Costs and Expenses:
General, and administrative	181,320	483,758
	181,320	483,758
Loss from operations	(181,320)	(481,969)

Other Income (Expense):
Foreign exchange loss	(126,930)	15,906
Interest expense	(12,598)	(12,318)
Gain on sale of bidding right and unvevaluated oil and gas property	-	7,244,716
Net other income (expense)	(139,528)	7,248,304
Income (loss) before income taxes	(320,848)	6,766,335

Provision for income taxes	-	783,590

Net earnings (loss)	$(320,848)	$5,982,745

Net earnings (loss) per common share:
Basic	$(0.01)	$0.19
Diluted	$(0.01)	$0.17

Weighted average common shares - Basic	32,074,159	31,605,323
Weighted average common shares - Diluted	32,074,159	35,979,603

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ending March 31,
	2013	2012

Cash flows from Operating Activities:
Net earnings (loss)	$(320,848)	$5,982,745
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Gain on sale of bidding rights and unevaluated oil and gas properties	-	(7,244,716)
Loss on settlement of note payable	-	9,133
Issuance of common stock for services	-	3,500
Changes in operating assets and liabilities	(85,557)	808,663
Net cash used in operating activities	(406,405)	(440,675)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	-	(45,063)
Investment in oil refinery	-	(79,653)
Purchases of furniture and equipment	-	(17,533)
Proceeds from sales of oil and gas properties and bidding rights	500,000	2,000,000
Investment in mineral properties	-	(4,922)
Net cash provided by (used in) investing activities	500,000	1,852,828

Cash flows from financing activities:
Net cash provided by financing activities	-	-
Effect of Exchange Rates on Cash	127,591	(6,650)
Net increase in cash	221,186	1,405,503
Cash - Beginning of period	1,949,896	211,303
Cash - End of period	$2,171,082	$1,616,806

Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$-	$(1,789)
(Increase) decrease in other assets	(46,745)	-
Increase (decrease) in accounts payable and accrued expenses	(38,813)	26,862
Increase (decrease) in income taxes payable	-	783,590
Changes in assets and liabilities	$(85,557)	$808,663

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplementary information:
Issuance of common stock for services	$15,200	$3,500
Issuance of common stock for debt	$-	$213,750

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months ending March 31,
	2013	2012

Net earnings (loss)	$(320,848)	$5,982,745
Other comprehensive income (loss):
Foreign currency translation adjustment	42,424	(46,796)
Net change in other comprehensive income (loss)	42,424	(46,796)
Comprehensive income (loss)	$(278,424)	$5,935,949

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2012 as reported on Form 10-K, have been omitted.

2. RECEIVABLE FROM SALE OF BIDDING RIGHTS AND OIL AND GAS PROPERTIES

On March 30, 2012 the Company entered into the Cooperation Agreement with PPL. Under the Cooperation Agreement, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  During the three months ended March 31, 2013, the Company received $500,000 under this agreement.

3.  RELATED PARTY TRANSACTIONS

The Company has issued notes to related parties.  As of March 31, 2013 and December 31, 2012, the Company owed $623,970 to certain directors of the Company.  As of March 31, 2013 and December 31, 2012, the Company owes three shareholders $150,655.

4. RECLASSIFICATION

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded a reclassification adjustment  for the three months ended March 31, 2012 of $266,564 which served to increase the Gain on sale of bidding rights and unevaluated oil and gas property, Provision for income taxes and General and Administrative expenses.  This non-cash adjustment resulted from incorrectly recognizing revenue on the sale of bidding rights from a third party.  As a result of the Company’s evaluation of this error under SAB 108, the Company determined that this error was not material in relation to the current year, but was material to the three months ended March 31, 2012.  Consequently, the March 31, 2012 statement of operations was adjusted to reflect the correction of this error.  In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.  The table noted below reflects the impact of the above error to the consolidated statements of operations as of and for the three months ended March 31, 2012.

	As Reported	Adjustments			As Restated
Sales	$1,789	$			$1,789

Costs and Expenses:
General and Administrative	434,215		49,543	(1)	483,758

Loss from Operations	(432,427)				(481,969)

Other income (expense):
Foreign exchange gain (loss)	15,906				15,906
Interest expense	(12,318)				(12,318)
Gain on sale of bidding rights	6,500,000		744,716	(1)	7,244,716
and unevaluated oil and gas property
	6,503,588				7,248,716

Income (loss) before income taxes	6,071,162				6,766,335

Provision for income taxes	354,981		428,609	(1)	783,590

Net earnings (loss)	$5,716,181				$5,982,745

Net earnings (loss) per common shares
Basic	$0.18				$0.19
Diluted	0.16				0.17

Weighted Average Common Shares - Basic	31,605,323				31,605,323
Weighted Average Common Shares - Diluted	35,979,603				35,979,603

(1) Adjustment on gain on sale of bidding rights

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. SUBSEQUENT EVENTS

On May 10, 2013, the Board of Directors of the Company authorized the issuance of a common stock purchase warrant effective May 1, 2013, to purchase 1,000,000 shares of common stock, on or before April 30, 2018, at an exercise price of $0.20 per share, to Phillips W. Smith, a director of the Company.  The number of shares of common stock as to which the warrant is exercisable vests in 24 monthly installments on the final day of each month during the term of the warrant, commencing May 31, 2013, and is vested in full as of April 30, 2015.  If Mr. Smith ceases to be an active member of the Company’s Board of Directors at any time in the two-year period May 1, 2013 through April 30, 2015, vesting will cease as of the last full month during which he was an active member of the Board.

On May 13, 2013, the Company received the payment of the proceeds of $1,000,000 from its key-man life insurance policy of the life of Daniel R. Peralta, our former CEO.

On May 15, 2013, the Company repaid to Malcolm Sherman all outstanding advances by Mr. Sherman to the Company, together with accrued interest, in the amount $628,231.  Additionally, the Company repaid Santiago Peralta, a director of the Company, a total of $29,683 in repayment of principal of and interest on all of his outstanding advances to the Company, and the Company repaid Egani Inc., owned by Santiago Peralta and Pablo Peralta, all of its outstanding advances to the Company and accrued interest thereon, in the amount of $83,975.

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

GENERAL

Delta Mutual, Inc. (the “Company”) was incorporated in Delaware on November 17, 1999. In 2003, we established business operations focused on providing environmental and construction technologies and services.  Our operations in the Far East (Indonesia) and our construction operations in Puerto Rico were discontinued in 2008.

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

Recent Developments

Dr. Daniel R. Peralta, our President and Chief Executive Officer, director, and major stockholder, and his wife died in their home November 7, 2012. Our board appointed Malcolm Sherman, who was our Executive Vice President, as President and Chief Executive Officer and elected Santiago Peralta, the son of Dr. Peralta, as a member of our Board of Directors.  On April 25, 2013 Phillips W. Smith was elected to our Board to fill an existing vacancy.

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

As part of PPL’s obligations under the Cooperation Agreement, PPL made partial payments of $2,000,000 in our 2012 first fiscal quarter, $999,979 in the second quarter and $499,979 in the third quarter towards the full amount provided under the Cooperation Agreement.  Both parties are working to execute the full amount of PPL’s payment obligations as agreed. A further payment of $500,000 was made by PPL in January 2013.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

During the three months ended March 31, 2013, we had $-0- in revenues and incurred a net loss of approximately $320,848, compared to revenues of $1,789 and net earnings of $5,982,745 for the three months ended March 31, 2012, primarily due to a gain recognized in the first quarter of 2012 of $7,244,716 from the sale of bidding and development rights for oil and gas concessions and properties. Our loss from operations decreased from $481,969 in 2012 to $181,320 in 2013, due primarily to lower general and administrative expenses of $181,320 in 2013, as compared with $483,758 in 2012.

At March 31, 2013, we had a working capital surplus of approximately $3.9 million compared with a working capital surplus of approximately $4.1 million at December 31, 2012.

At March 31, 2013, we had total assets of approximately $8.0 million compared to total assets of approximately $8.3 million at December 31, 2012. Net cash used in operating activities in the three months ended March 31, 2013 was approximately $406,405, as compared with approximately $440,675 in 2012; and net cash generated from investing activities was approximately $500,000 2013, as compared with cash generated of approximately $1,852,828 in 2012..  Net cash generated by financing activities was $-0- in the three months ended March 31, 2013, and in the comparable period in 2012.

Estimated 2013 Capital Requirements

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

NEW FINANCIAL ACCOUNTING STANDARDS

For a summary of new financial accounting standards applicable to the Company, please refer to the notes to the financial statements set forth in our Annual Report on Form 10-K for the year ended December 31,2012, filed with the SEC on April 25, 2013.

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

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
January 16, 2013	76,000 shares of common stock	Consultant.	NA	$0.20 per share/NA

(1) The issuances to consultants are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D promulgated by the SEC under the Securities Act.

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

Dated: May 20, 2013

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