Form 10-Q
period 2013-06-30
DELTA MUTUAL INC
filed 2013-08-16
CIK 1112985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

Current Assets:
Cash	$2,201,359	$1,949,896
Receivable from sale of bidding rights and oil and gas properties	3,500,042	4,000,042
Total current assets	5,701,401	5,949,938

Investment in mineral properties	160,792	160,144
Investments in unproved oil and gas properties	1,854,327	1,995,024
Investment in oil refinery	132,771	145,494
Property and equipment	71,540	76,293
Other assets	8,632	8,849

TOTAL ASSETS	$7,929,463	$8,335,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$22,106	$141,582
Accrued expenses	128,007	221,809
Notes payable	75,000	75,000
Notes payable to related parties	-	623,970
Liabilities for uncertain tax positions	91,255	100,000
Income taxes payable	633,590	633,590
Total current liabilities	949,958	1,795,951
Long-term debt payable to related parties	150,655	150,655
Total liabilities	1,100,613	1,946,606

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,086,826 and 32,010,826 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3,208	3,201
Additional paid-in capital	6,931,539	6,900,096
Retained earnings (accumulated deficit)	251,272	(311,237)
Accumulated other comprehensive loss	(357,169)	(202,923)
Total stockholders' equity	6,828,850	6,389,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,929,463	$8,335,743

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ending June 30,		Six Months ending June 30,
	2013	2012	2013	2012

Sales	$-	$-	$-	$1,789
Costs and Expenses:
General and administrative	177,671	309,502	359,001	793,260
	177,671	309,502	359,001	793,260
Loss from operations	(177,671)	(309,502)	(359,001)	(791,471)

Other Income (Expense):
Foreign exchange gain (loss)	73,386	205,687	(53,544)	221,593
Interest expense	(12,597)	(12,597)	(25,195)	(24,915)
Life insurance proceeds	1,000,249		1,000,249	-
Gain on sale of bidding right and unvevaluated oil and gas property	-	-	-	7,244,716
Net other income (expense)	1,061,038	193,090	921,510	7,441,394
Income (loss) before income taxes	883,367	(116,412)	562,509	6,649,923

Provision for (benefit from ) income taxes	-	(13,484)	-	770,106

Net earnings (loss)	$883,367	$(102,928)	$562,509	$5,879,817

Net earnings (loss) per common share:
Basic	$0.03	$(0.00)	$0.02	$0.18
Diluted	$0.03	$(0.00)	$0.02	$0.17

Weighted average common shares - Basic	32,086,826	32,008,967	32,080,528	31,807,145
Weighted average common shares - Diluted	32,428,557	32,008,967	32,389,517	35,465,834

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months ending June 30,		Six Months ending June 30,
	2013	2012	2013	2012

Net earnings	$883,367	$(102,928)	$562,509	$5,879,817
Other comprehensive income (loss):
Foreign currency translation adjustment	(196,670)	(256,811)	(154,246)	(303,607)
Net change in other comprehensive income (loss)	(196,670)	(256,811)	(154,246)	(303,607)
Comprehensive income (loss)	$686,697	$(359,738)	$408,263	$5,576,210

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ending June 30,
	2013	2012

Cash flows from Operating Activities:
Net earnings	$562,509	$5,879,817
Adjustments to reconcile net earnings to net cash used in operating activities:
Gain on sale of bidding rights and unevaluated oil and gas properties	-	(7,244,716)
Loss on settlement of note payable	-	9,133
Issuance of warrants for services	16,250	-
Issuance of common stock for services	-	3,500
Changes in operating assets and liabilities	(213,279)	747,093
Net cash provided by (used in) operating activities	365,480	(605,173)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(28,389)	(313,938)
Investment in oil refinery	-	(125,460)
Purchases of furniture and equipment	-	(30,253)
Proceeds from sales of oil and gas properties and bidding rights	500,000	2,999,979
Investment in mineral properties	-	(6,820)
Net cash provided by investing activities	471,611	2,523,508

Cash flows from financing activities:
Settlement of notes payable to related parties	(623,970)	-
Net cash used in financing activities	(623,970)	-
Effect of Exchange Rates on Cash	38,342	38,437
Net increase in cash	251,463	1,956,772
Cash - Beginning of period	1,949,896	211,303
Cash - End of period	$2,201,359	$2,168,075

Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$-	$(1,789)
(Increase) decrease in other assets	-	-
Increase (decrease) in accounts payable and accrued expenses	(213,279)	(21,659)
Increase (decrease) in income taxes payable	-	770,541
Changes in assets and liabilities	$(213,279)	$747,093

Supplemental disclosure of cash flow information:
Cash paid for interest	$130,686	$-
Cash paid for income taxes	$-	$-

Supplementary information:
Issuance of common stock for services	$-	$3,500
Issuance of common stock for investment in mineral properties	$15,200	$-
Issuance of common stock for debt	$-	$213,750
Issuance of warrants for unproved oil and gas properties	$-	$9,995

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

2. RECEIVABLE FROM SALE OF BIDDING RIGHTS AND OIL AND GAS PROPERTIES

On March 30, 2012 the Company entered into the Cooperation Agreement with PPL. Under the Cooperation Agreement, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  During the six months ended June 30, 2013, the Company received $500,000 under this agreement.

3.  RELATED PARTY TRANSACTIONS

The Company has issued notes to related parties.  As of June 30, 2013 and December 31, 2012, the Company owed $-0- and $623,970, respectively, to certain directors of the Company.  As of June 30, 2013 and December 31, 2012, the Company owes three shareholders $150,655.  Interest expense to related parties for the six months ended June 30, 2013 and 2012 amounted to $12,597 and $25,195, respectively.  On May 13 and 20, 2013, the Company repaid to Malcolm Sherman, Egani, Inc. and certain other shareholders all outstanding advances by such shareholders to the Company, together with accrued interest, in the aggregate amount of $754,856.

4. RECLASSIFICATION

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded a reclassification adjustments for the three and six months ended June 30, 2012 of $(23,793) and $242,331 which served to increase the gain on sale of bidding rights and unevaluated oil and gas property, Provision for income taxes and General and Administrative expenses.  This non-cash adjustment resulted from incorrectly recognizing revenue on the sale of bidding rights from a third party and from capitalizing certain general and administrative expenses as investments in unproved oil and gas properties.  As a result of the Company’s evaluation of this error under SAB 108, the Company determined that this error was not material in relation to the current year, but was material to the three and six months ended June 30, 2012.  Consequently, the June 30, 2012 statement of operations was adjusted to reflect the correction of this error.  In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.  The table noted below reflects the impact of the above error to the consolidated statements of operations for the six months ended June 30, 2012.

	As Reported	Adjustments			As Restated
Sales	$1,789	$			$1,789

Costs and Expenses:
General and Administrative	712,108		81,152	(1)	793,260

Loss from Operations	(710,319)				(791,471)

Other income (expense):
Foreign exchange gain (loss)	221,593				221,593
Interest expense	(24,915)				(24,915)
Gain on sale of bidding rights and unevaluated oil and gas property	6,500,000		744,716	(1)	7,244,716
	6,696,678				7,441,394

Income (loss) before income taxes	5,986,358				6,649,923

Provision for income taxes	349,308		421,233	(1)	770,541

Net earnings (loss)	$5,637,050				$5,879,381

Net earnings (loss) per common shares
Basic	$0.18				$0.18
Diluted	0.16				0.17

Weighted Average Common Shares - Basic	31,807,145				31,807,145
Weighted Average Common Shares - Diluted	35,465,834				35,465,834

(1) Adjustment on gain on sale of bidding rights and to reverse capitalized costs on unproved oil and gas properties.

The table noted below reflects the impact of the above error to the consolidated statements of operations for the three months ended June 30, 2012.

	As Reported	Adjustments			As Restated
Sales	$--	$			$--

Costs and Expenses:
General and Administrative	277,893		31,609	(1)	309,502

Loss from Operations	(277,893)				(309,502)

Other income (expense):
Foreign exchange gain (loss)	205,687				205,687
Interest expense	(12,597)				(12,597)
	193,090				193,090

Income (loss) before income taxes	(84,803)				(116,412)

Provision for income taxes	(5,673)		(7,816)(	1)	(13,489)

Net earnings (loss)	$(79,130)				$(102,923)

Net earnings (loss) per common shares
Basic	$0.00				$0.00
Diluted	0.00				0.00

Weighted Average Common Shares - Basic	32,008,967				32,008,967
Weighted Average Common Shares - Diluted	32,008,967				32,008,967

(1) To reverse capitalized costs on unproved oil & gas properties.

DELTA MUTUAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. SIGNIFICANT EVENTS

On May 10, 2013, the Board of Directors of the Company authorized the issuance of a common stock purchase warrant effective May 1, 2013, to purchase 1,000,000 shares of common stock, on or before April 30, 2018, at an exercise price of $0.20 per share, to Phillips W. Smith, a director of the Company.  The number of shares of common stock as to which the warrant is exercisable vests in 24 monthly installments on the final day of each month during the term of the warrant, commencing May 31, 2013, and is vested in full as of April 30, 2015.  If Mr. Smith ceases to be an active member of the Company’s Board of Directors at any time in the two-year period May 1, 2013 through April 30, 2015, vesting will cease as of the last full month during which he was an active member of the Board.  The fair value of these warrants was $195,000 on the date of grant determined using the Black-Scholes option pricing model with the following inputs:  Exercise price of $0.20, expected term of 5 years, stock price of $0.20, volatility of 195%, discount rate of 5% and no expected dividends.  During the six months ended June 30, 2013, the Company expensed $16,250 related to this award.

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

Principle Petroleum Ltd. Agreement

Effective March 30, 2012, we entered into the Cooperation Agreement with Principle Petroleum Ltd. (“PPL”). Under the Cooperation Agreement, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  Pursuant to a separate Agreement dated June 30, 2012, we agreed with PPL to assign and transfer 50% of SAHF's ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000, which was paid in 2012. PPL has also agreed in an Undertaking to provide funds to the operating entities of Valle de Lerma, Selva Maria, San Salvador and Libertador, in the aggregate amount of up to $10,000,000 (Selva Maria is pending for approval from the government, which is standard procedure in Argentina). The San Salvador and Libertador concessions were, upon the receipt by the government of a higher bid, awarded to another company.

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

The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2 . SAHF has done the measurement and survey study and filed  an environmental impact study, which was approved.  Upon completion of the study it was determined that the actual well site was within the boundaries of the City of Salta, where government restrictions do not allow oil to be produced from this site.  We are currently negotiating with the government to add an additional site to the concession area from among three sites adjacent to the concession area with similar wells. When the extension of the concession area is accomplished, we will commence work on the new site, following receipt of all government approvals.  SAHF holds a majority of the license interest and is the responsible operator.  The license allows SAHF 20 years to explore and produce hydrocarbons with a renewal option of ten more years. The Company will commence the Valle de Lerma well work over with a local rig company. The exploration terms are four years for the first period, three years for the second and two years for the last period.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

During the three and six months ended June 30, 2013, we had $-0- in revenues and incurred net earnings of $883,367 and $562,509, respectively, compared to net loss of $102,928 for the three months ended June 30, 2012 and net earnings for the six months ended June 30, 2012 of $5,879,817.  The difference for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, is primarily due to a gain recognized during the second quarter of 2013 of $1,000,249 from the payment of the proceeds from the Company’s key-man life insurance policy on the life of Daniel R. Peralta, our former CEO.  The difference for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is primarily due to a $7.2 million gain on sale of bidding rights on unevaluated oil and gas properties in the prior year, less the impact of the life insurance proceeds in the first six months of 2013. Our loss from operations decreased from $305,742 in three months ended June 30, 2012 to $177,670 in the three months ended June 30, 2013, due primarily to lower general and administrative expenses of $177,670 in 2013, as compared with $305,742 in 2012.  Our loss from operations decreased from $791,471 in six months ended June 30, 2012 to $359,001 in the three months ended June 30, 2013, due primarily to lower general and administrative expenses of $359,001 in 2013, as compared with $793,260 in 2012.

At June 30, 2013, we had a working capital surplus of approximately $4.75 million compared with a working capital surplus of approximately $4.15 million at December 31, 2012.

At June 30, 2013, we had total assets of approximately $7.9 million compared to total assets of approximately $8.3 million at December 31, 2012. Net cash provided by  operating activities in the six months ended June 30, 2013 was approximately $365,000, as compared with net cash used in operations of approximately $605,000 in 2012; and net cash generated from investing activities was approximately $472,000 2013, as compared with cash generated of approximately $2.5 million in 2012.  Net cash used in financing activities was approximately $624,000 in the six months ended June 30, 2013, and $-0- in the comparable period in 2012.

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

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Dated: August 15, 2013

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