Form 10-Q
period 2013-09-30
DELTA MUTUAL INC
filed 2013-11-18
CIK 1112985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 32,338,826 as of November 14, 2013.

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

The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Current Assets:
Cash	$2,106,858	$1,949,896
Receivable from sale of bidding rights and oil and gas properties	3,500,042	4,000,042
Total current assets	5,606,900	5,949,938

Investment in mineral properties	150,899	160,144
Investments in unproved oil and gas properties	1,750,714	1,995,024
Investment in oil refinery	124,602	145,494
Property and equipment	68,969	76,293
Other assets	8,493	8,850

TOTAL ASSETS	$7,710,577	$8,335,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$17,924	$141,582
Accrued expenses	142,719	221,809
Notes payable	75,000	75,000
Notes payable to related parties	-	623,970
Liabilities for uncertain tax positions	87,316	100,000
Total current liabilities	322,959	1,162,361
Long-term deferred tax liability	633,590	633,590
Long-term debt payable to related parties	150,655	150,655
Total liabilities	1,107,204	1,946,606

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 and 32,010,826 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3,234	3,201
Additional paid-in capital	7,016,367	6,900,096
Accumulated deficit	(47,579)	(311,237)
Accumulated other comprehensive loss	(368,649)	(202,923)
Total stockholders' equity	6,603,373	6,389,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,710,577	$8,335,743

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012

Sales	$-	$-	$-	$1,789
Costs and Expenses:
General and administrative	220,657	234,775	579,658	1,028,035
	220,657	234,775	579,658	1,028,035
Loss from operations	(220,657)	(234,775)	(579,658)	(1,026,246)

Other Income (Expense):
Foreign exchange gain (loss)	(74,956)	222,122	(128,500)	443,715
Interest expense	(3,238)	(12,598)	(28,433)	(37,513)
Life insurance proceeds	-	-	1,000,249	-
Gain on sale of bidding right and unvevaluated oil and gas property	-	-	-	7,244,716
Net other income (expense)	(78,194)	209,524	843,316	7,650,918
Income (loss) before income taxes	(298,851)	(25,251)	263,658	6,624,672

Provision for (benefit from ) income taxes	-	(2,924)	-	767,182

Net income (loss)	$(298,851)	$(22,327)	$263,658	$5,857,490

Net income (loss) per common share:
Basic	$(0.01)	$(0.00)	$0.01	$0.18
Diluted	$(0.01)	$(0.00)	$0.01	$0.18

Weighted average common shares - Basic	32,097,783	32,010,826	32,086,064	31,875,534
Weighted average common shares - Diluted	32,097,783	32,873,172	33,234,500	32,732,103

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA MUTUAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2013	2012

Cash flows from Operating Activities:
Net Income	$263,658	$5,857,490
Adjustments to reconcile net earnings to net cash used in operating activities:
Gain on sale of bidding rights and unevaluated oil and gas properties	-	(7,244,716)
Loss on settlement of note payable	-	9,133
Issuance of warrants for services	40,624	16,656
Issuance of common stock for services	-	7,260
Changes in operating assets and liabilities	(202,749)	1,241,672
Net cash provided by (used in) operating activities	101,533	(112,505)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(39,054)	(493,806)
Investment in oil refinery	-	(159,556)
Purchases of furniture and equipment	-	(36,512)
Proceeds from sales of oil and gas properties and bidding rights	500,000	2,999,979
Investment in mineral properties	-	(6,820)
Net cash provided by investing activities	460,946	2,303,285

Cash flows from financing activities:
Settlement of notes payable to related parties	(623,970)	-
Proceeds from sales of common stock	60,480	-
Net cash used in financing activities	(563,490)	-
Effect of Exchange Rates on Cash	157,973	(211,881)
Net increase in cash	156,962	1,978,899
Cash - Beginning of period	1,949,896	211,303
Cash - End of period	$2,106,858	$2,190,203

Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$-	$1,789
(Increase) decrease in other assets	-	-
Increase (decrease) in accounts payable and accrued expenses	(202,749)	(1,370)
Increase (decrease) in income taxes payable	-	1,241,253
Changes in assets and liabilities	$(202,749)	$1,241,672

Supplemental disclosure of cash flow information:
Cash paid for interest	$130,686	$-
Cash paid for income taxes	$-	$-

Supplementary information:
Issuance of common stock for services	$-	$7,260
Issuance of common stock for investment in mineral properties	$15,200	$-
Issuance of common stock for debt	$-	$213,750
Issuance of warrants for unproved oil and gas properties	$-	$9,995

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

2. RECEIVABLE FROM SALE OF BIDDING RIGHTS AND OIL AND GAS PROPERTIES

On March 30, 2012 the Company entered into the Cooperation Agreement with PPL. Under the Cooperation Agreement, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  In January 2013, the Company received $500,000 under this agreement.

3. RELATED PARTY TRANSACTIONS

The Company has issued notes to related parties.  As of September 30, 2013 and December 31, 2012, the Company owed $-0- and $623,970, respectively, to certain directors of the Company.  As of September 30, 2013 and December 31, 2012, the Company owes three shareholders $150,655.  Interest expense to related parties for the nine months ended September 30, 2013 and 2012 amounted to $28,733 and $37,118, respectively.  On May 13 and 20, 2013, the Company repaid to Malcolm Sherman, Egani, Inc. and certain other shareholders all outstanding advances by such shareholders to the Company, together with accrued interest, in the aggregate amount of $754,856.

4. RECLASSIFICATION

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded a reclassification adjustments for the three and nine months ended September 30, 2012 of $(59,626) and $183,141 which served to increase the gain on sale of bidding rights and unevaluated oil and gas property, Provision for income taxes and General and Administrative expenses.  This non-cash adjustment resulted from incorrectly recognizing revenue on the sale of bidding rights from a third party and from capitalizing certain general and administrative expenses as investments in unproved oil and gas properties.  As a result of the Company’s evaluation of this error under SAB 108, the Company determined that this error was not material in relation to the current year, but was material to the three and nine months ended September 30, 2012.  Consequently, the September 30, 2012 statement of operations was adjusted to reflect the correction of this error.  In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.  The table noted below reflects the impact of the above error to the consolidated statements of operations for the nine months ended September 30, 2012.

	Nine Months ending September 30, 2012
	As Reported	Adjustments	As Adjusted

Sales	$1,789	$-	$1,789
Costs and Expenses:
General and administrative	881,809	146,226	1,028,035
	881,809	146,226	1,028,035
Loss from operations	(880,020)	(146,226)	(1,026,246)

Other Income (Expense):
Foreign exchange gain (loss)	443,715	-	443,715
Interest expense	(37,513)	-	(37,513)
Life insurance proceeds	-	-	-
Gain on sale of bidding right and unvevaluated oil and gas property	6,500,000	744,716	7,244,716
Net other income (expense)	6,906,202	744,716	7,650,918
Income (loss) before income taxes	6,026,182	598,490	6,624,672

Provision for (benefit from ) income taxes	351,833	415,349	767,182

Net income (loss)	$5,674,349	$183,141	$5,857,490

Net income (loss) per common share:
Basic	$0.18	$0.00	$0.18
Diluted	$0.17	$0.01	$0.18

Weighted average common shares - Basic	31,875,534	-	31,875,534
Weighted average common shares - Diluted	32,732,103	-	32,732,103

	Three Months ending September 30, 2012
	As Reported	Adjustments	As Adjusted

Sales	$-	$-	$-
Costs and Expenses:
General and administrative	169,701	65,074	234,775
	169,701	65,074	234,775
Loss from operations	(169,701)	(65,074)	(234,775)

Other Income (Expense):
Foreign exchange gain (loss)	222,122	-	222,122
Interest expense	(12,598)	-	(12,598)
Life insurance proceeds	-	-	-
Gain on sale of bidding right and unvevaluated oil and gas property	-	-	-
Net other income (expense)	209,524	-	209,524
Income (loss) before income taxes	39,824	(65,075)	(25,251)

Provision for (benefit from ) income taxes	2,525	(5,449)	(2,924)

Net earnings (loss)	$37,299	$(59,626)	$(22,327)

Net earnings (loss) per common share:
Basic	$(0.00)	$-	$(0.00)
Diluted	$(0.00)	$-	$(0.00)

Weighted average common shares - Basic	32,010,826	-	32,010,826
Weighted average common shares - Diluted	32,873,172	-	32,873,172

5. STOCKHOLDERS’ EQUITY

On September 30, 2013, the Company received proceeds of $60,480 from the sale of 250,000 shares of common stock.

6. SIGNIFICANT EVENTS

On May 10, 2013, the Board of Directors of the Company authorized the issuance of a common stock purchase warrant effective May 1, 2013, to purchase 1,000,000 shares of common stock, on or before April 30, 2018, at an exercise price of $0.20 per share, to Phillips W. Smith, a director of the Company.  The number of shares of common stock as to which the warrant is exercisable vests in 24 monthly installments on the final day of each month during the term of the warrant, commencing May 31, 2013, and is vested in full as of April 30, 2015.  If Mr. Smith ceases to be an active member of the Company’s Board of Directors at any time in the two-year period May 1, 2013 through April 30, 2015, vesting will cease as of the last full month during which he was an active member of the Board.  The fair value of these warrants was $195,000 on the date of grant determined using the Black-Scholes option pricing model with the following inputs:  Exercise price of $0.20, expected term of 5 years, stock price of $0.20, volatility of 195%, discount rate of 5% and no expected dividends.  During the nine months ended September 30, 2013, the Company expensed $40,624 related to this award. (see Note 7 – Subsequent Events)

On May 13, 2013, the Company received the payment of the proceeds of $1,000,000 from its key-man life insurance policy of the life of Daniel R. Peralta, our former CEO.

7. SUBSEQUENT EVENTS

On November 1, 2013, our Board of Directors approved the cancellation, as of the close of business October 31, 2013, of the common stock purchase warrant issued to Phillips W. Smith, a director of the Company, dated May 13, 2013, to purchase 1,000,000 shares of common stock on or before April 30, 2018, at an exercise price of $.20 per share, vesting in equal installments over the two year period through April 30, 2015.  On that same date the Board approved the issuance to Mr. Smith of a replacement warrant to purchase 1,000,000 shares of common stock on or before October 31, 2018, at the same exercise price, the replacement warrant to vest in equal (to the extent practicable) monthly installments over a two year period commencing November 1, 2013 with the final installment vesting October 31, 2015.  The Company evaluated the modification of the award, and the warrant was cancelled and reissued subsequent to September 30, 2013.  Any change in value and amortization will be reflected during the fourth quarter of the Company’s fiscal year.

On October 29, 2013, our Board approved changing the Company’s name to Delta International Oil & Gas Inc., and authorized the filing by the Company in Delaware on October 29, 2013 of a Certificate of Ownership, providing for the merger of the Company’s wholly-owned subsidiary, Delta International Oil and Gas Inc., into the Company, and in the merger changing the Company’s name to Delta International Oil & Gas Inc.  The change of our name from Delta Mutual, Inc. to Delta International Oil & Gas Inc. will be effective upon approval by FINRA.  We expect to retain that our trading symbol “DLTZ” following approval by FINRA of our name change.

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

Recent Developments

Change of the Company’s Name to Delta International Oil & Gas Inc.

On October 29, 2013, our Board approved changing the Company’s name to Delta International Oil & Gas Inc., and authorized the filing by the Company in Delaware on October 29, 2013 of a Certificate of Ownership, providing for the merger of the Company’s wholly-owned subsidiary, Delta International Oil and Gas Inc., into the Company, and in the merger changing the Company’s name to Delta International Oil & Gas Inc.  The change of our name from Delta Mutual, Inc. to Delta International Oil & Gas Inc. will be effective upon approval by FINRA.  We expect to retain that our trading symbol “DLTZ” following approval by FINRA of our name change.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

During the three and nine months ended September 30, 2013, we had $-0- in revenues and incurred net loss of $298,851 for the three months ended September 30, 2013 and net earnings of $263,658 for the nine months ended September 30, 2013,  compared to net loss of $22,327 for the three months ended September 30, 2012 and net earnings for the nine months ended September 30, 2012 of $5,857,490.  The difference for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, is primarily due to a gain recognized during the second quarter of 2013 of $1,000,249 from the payment of the proceeds from the Company’s key-man life insurance policy on the life of Daniel R. Peralta, our former CEO.  The difference for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is primarily due to a $7.2 million gain on sale of bidding rights on unevaluated oil and gas properties in the prior year, less the impact of the life insurance proceeds in the first nine months of 2013. Our loss from operations decreased from $234,775 in three months ended September 30, 2012 to $220,657 in the three months ended September 30, 2013, due primarily to lower general and administrative expenses of $220,657 in 2013, as compared with $234,775 in 2012.  Our loss from operations decreased from $1,026,246 in nine months ended September 30, 2012 to $579,658 in the three months ended September 30, 2013, due primarily to lower general and administrative expenses of $579,658 in 2013, as compared with $1,028,035 in 2012.

At September 30, 2013, we had a working capital surplus of approximately $4.65 million compared with a working capital surplus of approximately $4.15 million at December 31, 2012.

At September 30, 2013, we had total assets of approximately $7.7 million compared to total assets of approximately $8.3 million at December 31, 2012. Net cash provided by  operating activities in the nine months ended September 30, 2013 was approximately $102,000, as compared with net cash used in operations of approximately $113,000 in 2012; and net cash generated from investing activities was approximately $460,000 2013, as compared with cash generated of approximately $2.3 million in 2012.  Net cash used in financing activities was approximately $563,000 in the nine months ended September 30, 2013, and $-0- in the comparable period in 2012.

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

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Principal Date	Total Offering Price/ Title and Amount(1)	Purchaser	Underwriter	Underwriting Discounts
September 30, 2013	252,000 shares of common stock.	Consultant.	NA	$.24 per share/NA

(1) The issuances to consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D, promulgated by the SEC under the Securities Act.

ITEM 5. OTHER INFORMATION.

Cancellation of Warrant and Issuance of Replacement Warrant to Director

On November 1, 2013, our Board of Directors approved the cancellation, as of the close of business October 31, 2013, of the common stock purchase warrant issued to Phillips W. Smith, a director of the Company, dated May 13, 2013, to purchase 1,000,000 shares of common stock on or before April 30, 2018, at an exercise price of $.20 per share, vesting in equal installments over the two year period through April 30, 2015.  On that same date the Board approved the issuance to Mr. Smith of a replacement warrant to purchase 1,000,000 shares of common stock on or before October 31, 2018, at the same exercise price, the replacement warrant to vest in equal (to the extent practicable) monthly installments over a two year period commencing November 1, 2013 with the final installment vesting October 31, 2015.

Change of Company’s Name to Delta International Oil & Gas Inc.

On October 29, 2013, our Board approved changing the Company’s name to Delta International Oil & Gas Inc., and authorized the filing by the Company in Delaware on October 29, 2013 of a Certificate of Ownership, providing for the merger of the Company’s wholly-owned subsidiary, Delta International Oil and Gas Inc., into the Company, and in the merger changing the Company’s name to Delta International Oil & Gas Inc.  The merger of the Company’s subsidiary into the Company and the Company’s assumption of a new name in the merger requires only approval of the parent company’s Board of Directors under Delaware General Corporation Law; stockholder approval of the parent company’s stockholders is not required. The change of our name from Delta Mutual, Inc. to Delta International Oil & Gas Inc. will be effective upon approval by FINRA.  We expect to retain that our trading symbol “DLTZ” following approval by FINRA of our name change.

ITEM 6.  EXHIBITS.

3.1g
Certificate of Ownership, effecting the Merger into the Company of the Company’s wholly-owned subsidiary and the change of the Company’s name to Delta International Oil & Gas Inc. in the Merger, filed herewith.

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
Malcolm W. Sherman
President, Chief Executive Officer and Principal Financial Officer

Dated: November 18, 2013

EXHIBIT INDEX

3.1g	Certificate of Ownership, effecting the Merger into the Company of the Company’s wholly-owned subsidiary and the change of the Company’s name to Delta International Oil & Gas Inc. in the Merger.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document