Form 10-K
period 2013-12-31
Delta International Oil & Gas Inc.
filed 2014-04-15
CIK 1112985

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-30563

DELTA INTERNATIONAL OIL & GAS INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	14-1818394
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

8655 East Via de Ventura, Suite F127, Scottsdale, AZ	85258
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (480) 483-0420

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,454,539.

Number of shares of Common Stock outstanding as of March 31, 2013: 32,338,826.

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

Item 1. Business.

Unless the context otherwise requires, the terms the “Company", “Delta”, "we," "our" and "us" refers to Delta International Oil & Gas Inc., and, as the context requires, its consolidated subsidiaries.

Background

Delta was incorporated in Delaware on November 17, 1999.  Our name was changed from Delta Mutual Inc. to our present name on October 29, 2013, by the merger with a wholly-owned Delaware subsidiary, where the sole change resulting from the merger was the change of the Company’s name to Delta International Oil & Gas Inc.

The primary focus of the Company’s business is its South America Hedge Fund LLC (“SAHF”) subsidiary, which has investments in oil and gas concessions in Argentina and focuses on the energy sector in Latin America, and the development and supply of energy and alternative energy sources in Latin America and North America. Dr. Daniel R. Peralta, who died in November 2012, was responsible for initiating our efforts to acquire and develop oil and gas concessions in Argentina as our President and Chief Executive Officer, director, and major stockholder. In August 2007, SAHF signed agreements to purchase partial ownership interests in four oil and gas concessions in Northern Argentina. The joint venture owning these concessions then started the process to obtain the necessary government and environmental operating permits for the commercial exploitation of these concessions.  These oil and gas investments were contributed to the Company as part of the reverse merger transaction in March 2008.

Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in SAHF.  For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with the parent of SAHF as the acquirer. SAHF maintains a branch office in Argentina, where it is engaged in oil and gas exploration and development activities. Our principal offices are located at 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258. Our telephone number is (480)483-0420. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTZ".

General

We are an independent oil and gas company engaged in oil and gas concession investments, exploitation, production and exploration activities primarily in Argentina.  In addition, we have ownership interests in certain mineral rights that are located in Argentina.

Business Strategy

We are currently evaluating the acquisition of oil and gas properties and securing additional concessions in Argentina and other locations which either are producing economical quantities of oil and gas or which demonstrate favorable characteristics for well “workovers” with a history of excellent production.  It is the goal of the Company to target these concessions as compared to concessions which will be exploratory and would require drilling new wells.

We have over the past several years reviewed, and we are continuing to review, possible acquisitions of other oil and gas producing companies in Argentina.  In late July, 2013 Delta began negotiations under a confidentiality agreement with the management of a private oil and gas company in Argentina that was interested in selling an entire property of 63 producing wells, which were in partnership with other companies. We proceeded with consultants to ascertain the value of this projected acquisition and retained an audit firm to do the initial due diligence as to the financial condition of the company, as well as reservoir engineers and geologists.  After several months of due diligence we made an offer, subject to completion of due diligence, to acquire all of the stock of the company, which was held by five stockholders.  In January 2014, an escrow agreement requiring confidentiality was signed by the parties.   We provided a financing commitment for the funds necessary to purchase the properties, following which we were notified by the seller’s representative of the failure to obtain the signatures of two of the five stockholders who had previously agreed to sign and that our offer had been overbid.  While we regret the failure of this negotiation to ultimately result in a property acquisition, we were gratified that the financial markets were receptive to our needs for financial support. We continue actively to review other potential acquisitions.

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

At December 31, 2013 the SAHF participations in the Argentina concessions are as follows:

Block	Province	Status	Delta [SAHF] %	Partner(s)
Jollin	Salta	Testing	10% CO	JHP (China), Maxipetrol
Tonono	Salta	Testing	10% CO	JHP (China), Maxipetrol
Tartagal	Salta	2 Work over wells drilled; 20 prospects	9% CO	New Times Energy (HK), Maxipetrol
Morillo	Salta	3D seismic interpretation; 2 exploratory wells to be drilled	9% CO	New Times Energy (HK), Maxipetrol
Guemes	Salta	Drill Complete	20%	Ketsal
Valle de Lerma	Salta	Workover well on adjacent property to be assigned by Salta Government	60%	Remsa, PetroNexus, Grasta

*	CO means a carryover interest in the project.
**	Of these five properties, SAHF and its joint venture partner have made initial investments in Guemes.
***
In the Jollin, Tonono and Tartagal, and Morillo concessions the carry over mode relieved SAHF from the payment of canons, landlord fees of any kind or any other expense until production is realized. In the exploratory area Guemes, proportional exploratory canons were paid as explained in the financials.

Agreements with Principle Petroleum Limited

Effective March 30, 2012, we entered into an Asset Purchase and Cooperation Agreement (the “Cooperation Agreement”) with Principle Petroleum Limited (“PPL”), headquartered in the British Virgin Islands.  Under the Cooperation Agreement, we have agreed to sell to PPL, for a price of $7,000,000 certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  The San Salvador and Lebertador concessions have since been awarded by the government to another party. Pursuant to a separate Agreement dated March 31, 2012, we agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000, which was paid in 2012 and which still requires the written release by Maxipetrol trust to be documented and filed in the Minister's office by SAHF. PPL has also agreed in an Undertaking to provide funds to the operating entities of Valle de Lerma and Selva Maria, in the aggregate amount of up to $10,000,000 (Selva Maria is pending for approval from the government, which is standard procedure in Argentina). In all of the concession interests mentioned in the Cooperation Agreement and the other agreements, except for Tartagal and Morillo, SAHF will be the operator.

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

Tartagal and Morillo Concessions

Tartagal Oriental - The Tartagal Oriental (“Tartagal”) exploration license area, extended to February 2014, covers 7,065 square kilometers in Salta Province, located in the northern part of Argentina. Exploration dates back into the mid-20th century, and 22 wells, some oil producers, have been drilled in Tartagal Oriental since the 1960s. Of the 22 wells that have been drilled in Tartagal Oriental in the past decades, several were judged to be workover candidates by New Times Energy Corporation Limited, Hong Kong, who purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, and has invested approximately $60 million to date on geological studies, 2D and 3D seismic surveys on both blocks and two work-over drills and an exploratory well drill in Tartagal. Production from the two Campo Alcoba test wells commenced in 2011 and continued into the 2012 second quarter, and then shut down due to large quantities of water in the oil. A work over of one the two previously reopened wells is planned, and currently an analytic test to drill one more exploratory well is planned by the major partner.

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

Exploratory drilling activities commenced in April 2010 on the Guemes Block and the first well was spud in September 2010. In July 2010, SAHF found positive traces of the presence of natural gas and hydrocarbons of low-density quality through its analysis of core samples. Well logging while drilling also confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive. Production testing to verify the commercial sustainability of the well still needs to be done. Our partner that owned 80% of the concession sold its share to another firm, which is evaluating whether to proceed further with investments in this concession.

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

Development of the block by the Company and its partners would be with with a local rig company; the target will be the Cretaceous zone, both in old and new wells.  The exploration terms are four years for the first period, three years for the second and two years for the last period.

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

Prior to formal admittance into the joint ventures, SAHF’s 10% carry-over interest in the Jollin and Tonono concessions and 9% carry-over interest in the Tartagal and Morillo Concessions were assigned to and held in Trust for SAHF by Maxipetrol for the sole use and benefit of SAHF, including any proceeds from the sale of hydrocarbons or property interests.  The Assignment Agreement did not affect the rights, privileges, obligations and liabilities of the parties to the agreement related to their respective interests in any way.  This is a common practice in Argentina due to the lengthy period required for obtaining government approvals. In January, 2014, this trust agreement with Maxipetrol was canceled and SAHF’s ownership of that certain 9% interest was and is no longer bound by the trust agreement. SAHF has free and clear title to the property, subject to a possible sale.

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

SAHF received its producing license for oil and gas on April 29, 2011. Our partners in the joint ventures that SAHF is involved in have all the other required licenses and permits to commercially produce oil and gas.

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

On October 13, 2011, the Argentine government launched a series of regulations in order to control the sale of foreign currency. The measures were aimed at slowing the rise in value of the North American dollar, of which the Argentine Central Bank has had to reduce its reserves in order to avoid the continuing devaluation of the Argentine peso against the dollar.

In January 2014, the government devalued the Argentine peso to the greatest extent since 2002, the year the government abandoned a one-to-one peg with the U.S. dollar following a record $95 billion default. Exchange control restrictions were eased following the January 2014 devaluation.

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

Employees

Currently, we have three management employees: Malcolm W. Sherman, President and Chief Executive Officer, and Pablo Peralta and a SAHF employee as operations Managers. In our operations in Argentina, we utilize temporary employees and consultants under contract. While in operations, the number of independent contractors hired temporarily by the Company for specific projects can exceed 70, depending on the size of the project.

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

International operations, and in particular in Argentina, expose us to political, economic and currency risks.

With regard to our investments in oil and gas concessions located in Argentina, we are subject to the risks of doing business abroad, including,

•	Currency fluctuations;

•	Changes in tariffs and taxes; and

•	Political and economic instability.

Changes in currency exchange rates may affect the relative costs of operations in Argentina, and may affect the cost of certain items required in oil and gas processing, thus possibly adversely affecting our profitability.

Argentina has devalued its currency, the peso, in 2002 and in 2014.  We believe that the effect on oil and gas production operations will be basically to increase an operator’s costs and thereby lower its profitability.

In addition, there are inherent risks for the foreseeable future of conducting business internationally. Language barriers, foreign laws and tariff and taxation issues all have a potential negative effect on our ability to transact business. Changes in tariffs or taxes applicable to investments in foreign operations may adversely affect our profitability. Political instability may increase the difficulties and costs of doing business. We may be subject to the jurisdiction of the government and/or private litigants in foreign countries where we transact business, and may be forced to expend funds to contest legal matters in those countries in disputes with those governments or with customers or suppliers.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2013, our principal assets included Partial Rights Ownership in five oil and gas properties.

Block	Province	Status	Delta %	Partner(s)
Jollin	Salta	Testing	10% CO	JHP (China), Maxipetrol
Tonono	Salta	Testing	10% CO	JHP (China), Maxipetrol
Tartagal	Salta	Seismic	9% CO	New Times Energy (HK), Maxipetrol
Morillo	Salta	Seismic	9% CO	New Times Energy (HK), Maxipetrol
Guemes	Salta	Drill Complete	20%	Ketsal
Valle de Lerma	Salta	Well Workover	60%	Remsa, PetroNexus, Grasta

*	CO means a carryover interest in the project.
**	Of these five properties, SAHF and its joint venture partner have made initial investments in Guemes.
***
In the Jollin, Tonono, Tartagal, Morillo and Coltan concession the carry over mode relieved SAHF from the payment of canons or landlord fees of any kind. In the exploratory areas, Guemes proportional exploratory canons were paid as explained in the financials. Surface canons were not paid due to the lack of surface operations in those blocks, with the exception of Guemes where an old YPF road, built by the former National Company of Argentina and now owned by Repsol of Spain, was used in 2010 to access the drilling site.

Executive Offices

Effective March 1, 2013, we entered into a two-year lease for our new executive offices, at a net monthly rental of $2,180, located at 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258. We anticipate that this office space will accommodate our operations for the next several years.

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

		High	Low
2011	1st Quarter	0.58	0.49
	2nd Quarter	0.50	0.11
	3rd Quarter	0.44	0.23
	4th Quarter	0.42	0.20
2012	1st Quarter	0.51	0.38
	2nd Quarter	0.50	0.20
	3rd Quarter	0.40	0.20
	4th Quarter	0.23	0.20
2013	1st Quarter	0.25	0.20
	2nd Quarter	0.40	0.15
	3rd Quarter	0.30	0.05
	4th Quarter	0.28	0.20
2014	1st Quarter	0.25	0.10

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

As of March 31, 2014, there were approximately 96 record holders of our common stock.

The following table sets forth the unreported sales of unregistered securities by the Company in the year ended December 31, 2010.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts

October 1, 2013	252,000 shares of common stock.	Private Investor.	NA	$0.24 per share/NA

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

GENERAL

Delta International Oil & Gas Inc. (“Delta” or “the Company”) was incorporated in Delaware on November 17, 1999.  Our name was changed from Delta Mutual Inc. to our present name on October 29, 2013, by the merger with a wholly-owned Delaware subsidiary, where the sole change resulting from the merger was the change of the Company’s name to Delta International Oil & Gas Inc.  In 2003, we established business operations focused on providing environmental and construction technologies and services.  Our operations in the Far East (Indonesia) and our construction operations in Puerto Rico were discontinued in 2008.

Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in the parent of South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”).  For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with the parent of SAHF as the acquirer. SAHF maintains a branch office in Argentina, where it is engaged in oil and gas exploration and development activities.

Overview

We are an independent oil and gas company, with the SIC Code classification 1311 (oil and gas production)for SEC filing purposes, engaged in oil and gas acquisition, exploitation, production and exploration activities primarily in Argentina. We are currently evaluating the acquisition of oil and gas properties and securing additional concessions in Argentina and other locations which either are producing economical quantities of oil and gas or which demonstrate favorable characteristics for well “workovers” with a history of excellent production.  It is the goal of the Company to target these concessions as compared to concessions which will be exploratory and would require drilling new wells.

The Company's business is subject to the risks of its oil and gas investments in South America. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the operations of oil and gas concessions in Argentina.

Our Oil and Gas Properties

Specifically, we have focused, and plan to continue to focus, on the following oil and gas investments in Argentina:

We hold a 60% interest in the Valle de Lerma concession in Northern Argentina, which we plan to operate in a joint venture agreement with Grasta SA, a local mid-size gasoline refinery located in Buenos Aires. Other partners in the block include PetroNEXUS and REMSA. We have been actively working in 2012 and 2013 to finalize all governmental approvals for an alternate drilling site, and will commence the Valle de Lerma well work over with a local rig company. The exploration terms are four years for the first period, three years for the second and two years for the last period.

As of December 31, 2013, the Company, through SAHF, retained 9% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina and a 10% concession interest in the carryover mode in the Jollin and Tonono oil and gas concessions, all of which properties are located in Northern Argentina.  We do not operate either of these concessions, and have minority positions in respective the joint ventures. The joint ventures are currently developing future plans for continuing the exploration of the concessions.

As of December 31, 2013, SAHF owns 20% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina.  SAHF is designated as the operator of this concession. Exploratory drilling activities commenced in April 2010 on the Guemes Block and in July 2010, SAHF confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive. In 2013, the initial majority working interest owner, Ketsal S.A., has sold its share to another firm, which is evaluating whether to proceed further with investments in this concession.

Caimancito Refinery

We owned at December 31, 2013, 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. Due to the cost of required rehabilitation work, currently this refinery is not being operated to produce gasoline or diesel fuel, and the partners have no current plans to activate the refinery.

Lithium Production Properties

On March 1, 2010, SAHF purchased control of 51% of the Guayatayoc project via a partnership agreement with Oscar Chedrese and Servicios Mineros SA. The project holds the concession for a period of 20 years for the mineral rights to 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. We have performed sampling and geological conclusions with a local geological company in order to determine value to the property. We are seeking a purchaser for our concession interest in these properties.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

During the year ended December 31, 2013, we had a net loss of $87,107 compared to net income of $5,043,149 for the year ended December 31, 2012.  Net income for the year ended December 31, 2012 is significantly higher as compared with the current year primarily due to the gain on the sale of certain bidding rights to PPL in fiscal 2012.

During the year ended December 31, 2013 our loss from operations was approximately $816,477, compared to a net loss from operations of approximately $1,361,718 in 2012, due to a higher level of general and administrative expenses in 2012.

LIQUIDITY

At December 31, 2013, we had a working capital surplus of approximately $5.0 million, compared with a working capital surplus of approximately $4.2 million at December 31, 2012.

At December 31, 2013, we had total assets of approximately $7.2 million compared to total assets of approximately $8.3 million at December 31, 2012. Net cash used in operating activities in the year ended December 31, 2013 was approximately $243,000, as compared with approximately $1.4 million in 2012; and net cash generated from investing activities was approximately $384,000 in 2013, as compared with cash generated of approximately $3.0 million in 2012. Net cash used by financing activities was approximately $563,000 in the year ended December 31, 2013, compared to $50,000 in 2012.

Effective March 30, 2012, we entered into the Cooperation Agreement with Principle Petroleum Ltd. (“PPL”). Under the Cooperation Agreement, we have agreed to sell to PPL, for a price of $7,000,000 certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta, we have agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000, which was paid in 2012 and which still requires the written release by Maxipetrol trust to be documented and filed in the Minister's office by SAHF. PPL has also agreed in an Undertaking to provide funds to the operating entities for several properties, including Valle de Lerma  and Selva Maria, which is pending for approval from the government, and which is standard procedure in Argentina.

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

Estimated 2014 Capital Requirements

In the case of the Jollin and Tonono and Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part.  For the exploration rights in Salta Province, we have completed the drilling and development of one well.  We have sufficient funds for our portion (20%) of the costs of installation of the battery storage facility to complete the Guemes production and storage facilities, although further development efforts on this concession are dependent on the decision of the current majority working interest owner.

We estimate that our capital requirements in 2014 to develop the Valle de Lerma (where we have applied for extension of the concession to permit oil production from an existing site) will approximate $800,000 and for development of an alternate property to the Selva Maria property (which we are at the government’s request reviewing and where we would be in partnership with the government) will approximate $1,350,000. The funds for Valle de Lerma would be provided by in part by PPL (and by the other partners in the UTE) pursuant to PPL’s commitment to provide up to $10,000,000 in developmental funds for specified properties.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

DELTA INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Delta International Oil and Gas, Inc. (formerly known as Delta Mutual, Inc.) and Subsidiaries
Scottsdale, AZ

We have audited the accompanying consolidated balance sheet of Delta International Oil and Gas, Inc. (formerly known as Delta Mutual, Inc.) and subsidiaries (collectively “the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, other comprehensive income (loss) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta International Oil and Gas, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 15, 2014

DELTA INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL, INC. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Current Assets:
Cash	$1,833,407	$1,949,896
Receivable from sale of bidding rights and oil and gas properties	3,500,042	4,000,042
Total current assets	5,333,449	5,949,938

Investment in mineral properties	117,351	160,144
Investments in unproved oil and gas properties	1,609,889	1,995,024
Investment in oil refinery	109,452	145,494
Property and equipment	61,698	76,293
Other assets	8,234	8,850

TOTAL ASSETS	$7,240,073	$8,335,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,744	$141,582
Accrued expenses	144,000	221,809
Notes payable	75,000	75,000
Notes payable to related parties	-	623,970
Liabilities for uncertain tax positions	75,228	100,000
Total current liabilities	295,972	1,795,951
Long-term deferred tax liability	633,590	633,590
Long-term debt payable to related parties	150,655	150,655
Total liabilities	1,080,217	2,580,196

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2013 and 2012, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 and 32,010,826 shares issued and outstanding at December 31, 2013 and 2012, respectively	3,233	3,201
Additional paid-in capital	7,021,482	6,900,096
Accumulated deficit	(398,344)	(311,237)
Accumulated other comprehensive loss	(466,515)	(202,923)
Total stockholders' equity	6,159,856	6,389,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,240,073	$8,335,743

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012

Sales	$-	$1,583
Costs and Expenses:
General and administrative	816,477	1,363,301
	816,477	1,363,301
Loss from operations	(816,477)	(1,361,718)

Other Income (Expense):
Foreign exchange gain (loss)	(268,764)	(140,402)
Interest expense	(41,431)	(50,111)
Tax refund	39,316
Reversal of contested liabilities	-	134,254
Life insurance proceeds	1,000,249	-
Gain on sale of bidding right and unvevaluated oil and gas property	-	7,244,716
Net other income	729,370	7,188,457
Income (loss) before income taxes	(87,107)	5,826,739

Provision for income taxes	-	783,590

Net income (loss)	$(87,107)	$5,043,149

Net income (loss) per common share:
Basic	$(0.00)	$0.16
Diluted	$(0.00)	$0.16

Weighted average common shares - Basic	32,147,344	31,908,985
Weighted average common shares - Diluted	32,147,344	34,828,569

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ending December 31,
	2013	2012

Net income (loss)	$(87,107)	$5,043,149
Other comprehensive income (loss):
Foreign currency translation adjustment	(263,592)	(48,556)
Net change in other comprehensive income (loss)	(263,592)	(48,556)
Comprehensive income (loss)	$(350,699)	$4,994,593

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
From December 31, 2011 to December 31, 2013

					Accumulated
	Number of				Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total

Balance January 1, 2012	31,507,026	$3,151	$6,550,576	$(5,354,386)	$(154,367)	$1,044,974

Issuance of common stock for services to related party (valued at $0.35 per share)	10,000	1	3,499	-	-	3,500

Issuance of common stock for partial settlement of note payable	475,000	48	213,703	-	-	213,750

Warrants issued to Trazik Management to prepare feasibility study report for potential business opportunity regarding alternative energy manufacturing business in India including tax incentives offered by the government of India and suitable locations. For 260,868 shares at $.42 per share			109,561			109,561

Warrants for 50,000 shares at $.22 per share issued to James D. Eger for geological services/interpretation/gathering information on Valle de Lerma and Selva Maria			18,999			18,999

Shares issued for services	18,800	$2	3,758			3,760

Net income				5,043,149		5,043,149

Foreign Currency Adjustment					(48,556)	(48,556)

Balance December 31, 2012	32,010,826	3,201	6,900,096	(311,237)	(202,923)	6,389,137

Issuance of shares for investment in mineral property	76,000	7	(7)			-

Sale of shares (valued at $0.24 per share)	252,000	25	60,455			60,480

Warrants for 1,000,000 at $.20 issued to Chairman of the Board			60,938			60,938

Net income				(87,107)		(87,107)

Foreign Currency Adjustment					(263,592)	(263,592)

Balance December 31, 2013	32,338,826	$3,233	$7,021,482	$(398,344)	$(466,515)	$6,159,856

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OILA AND GAS, INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012

Cash flows from Operating Activities:
Net Income	$(87,107)	$5,043,149
Adjustments to reconcile net earnings to net cash used in operating activities:
Gain on sale of bidding rights and unevaluated oil and gas properties	-	(7,244,716)
Gain on settlement of contested liabilities	-	(134,254)
Stock based compensation	-	116,821
Issuance of warrants for services	60,938	-
Changes in operating assets and liabilities	(217,648)	835,131
Net cash provided by (used in) operating activities	(243,817)	(1,383,869)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	(115,070)	(251,576)
Investment in oil refinery	-	(161,995)
Purchases of furniture and equipment	-	(36,970)
Proceeds from sales of oil and gas properties and bidding rights	500,000	3,499,958
Investment in mineral properties	-	(36,215)
Net cash provided by investing activities	384,930	3,013,202

Cash flows from financing activities:
Settlement of notes payable to related parties	(623,970)	-
Principal payment on on long term debt	-	(50,000)
Proceeds from sales of common stock	60,479	-
Net cash used in financing activities	(563,491)	(50,000)
Effect of Exchange Rates on Cash	305,890	159,260
Net increase in cash	(116,489)	1,738,593
Cash - Beginning of period	1,949,896	211,303
Cash - End of period	$1,833,407	$1,949,896

Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$-	$4,674
(Increase) decrease in other assets	-	692
Increase (decrease) in accounts payable and accrued expenses	(217,648)	96,176
Increase (decrease) in liabilities for uncertain tax positions	-	100,000
Increase (decrease) in income taxes payable	-	633,589
Changes in assets and liabilities	$(217,648)	$835,131

Supplemental disclosure of cash flow information:
Cash paid for interest	$130,686	$-
Cash paid for income taxes	$-	$50,000

Supplementary information:
Issuance of common stock for debt and accrued interest	$-	$213,750
Issuance of warrants for unproved oil and gas properties	$-	$18,999

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Delta Investment Oil & Gas Inc. (“Delta” or “the Company”) was incorporated in Delaware on November 17, 1999.  Our name was changed from Delta Mutual, Inc. to our present name on October 29, 2013, by a filing by the Company in Delaware of a Certificate of Ownership, providing for the merger of the Company’s wholly-owned subsidiary, Delta International Oil and Gas Inc., into the Company, and in the merger, changing the Company’s name to Delta International Oil& Gas Inc.

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

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets. The Company purchased oil field equipment during the fourth quarter of 2011.   The Company did not provide any depreciation on this equipment for the years ending December 31, 2013 and 2012, as the equipment was not yet in service.

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

At December 31, 2013 and 2012, the Company has approximately $75,000 and $100,000, respectively, of liabilities for uncertain tax positions.  For the year ended December 31, 2012, the Company provided $100,000 for uncertain tax positions related to its investments in Argentina.  Interpretation of taxation rules relating to investments in Argentina concessions may give rise to uncertain positions.  In connection with the uncertain tax position, there was no interest or penalties recorded.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common share outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants.  For the year ended December 31, 2013 and 2012, there were 9,211,517 and 8,211,517, respectively of potentially dilutive common shares outstanding.

FOREIGN CURRENCY TRANSLATION

In 2013 and 2012, the functional currency for the Company’s primary foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in South America is the Argentine Peso. Translation adjustments are recorded in Accumulated Other Comprehensive Loss.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to non-employees under ASC 718, "Compensation-Stock Compensation" ("ASC 718").  The compensation cost of the awards is based on the grant date fair-value of these awards and recognized over the requisite service period, which is typically the vesting period.  For the years ended December 31, 2013 and 2012, the Company issued 0 and 28,800 shares, respectively, and recorded compensation expense in the amount of $0 and $7,280, respectively. The Company uses the Black-Scholes Option Pricing Model to determine the fair-value of stock options issued for compensation.

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

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

For the years ended December 31, 2013 and 2012, the Company granted warrants to purchase 1,000,000 and 404,868, respectively of its common stock and recorded compensation expense of $60,938 and $109,561, respectively.  The Company also recorded $18,999 in additions to oil and gas properties for the year ended December 31, 2012.

FAIR VALUE OF FINANCIAL MEASUREMENTS

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

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

As of December 31, 2013, there were no financial assets or liabilities that required disclosure.

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

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

3. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

a) As of December 31, 2013, the Company has a 10% ownership interest in the Jollin and Tonono oil and gas concessions located in Salta Province, Argentina. SAHF originally purchased an 18% carry-over interest in the Jollin and Tonono concessions on May 15, 2007, and subsequently increased its ownership to 23.5%, 9% of which was carry-over and 14.5% of which was working.  SAHF in 2009 transferred 13.5% to Maxipetrol, under an arrangement where SAHF’s remaining 10% interest would be in a carry-over mode. SAHF received its foreign registration in Argentina and was admitted as a member of the joint venture on July 2, 2010. The joint venture is currently developing a future plan for continuing the exploration of the concessions.

b) As of December 31, 2013, the Company retains a 9% ownership interest in the Tartagal and Morillo oil and gas concessions located in Salta Province.

Tartagal Oriental - The Tartagal Oriental (“Tartagal”) exploration license area, extended to February 2014, covers 7,065 square kilometers in Salta Province, located in the northern part of Argentina. Exploration dates back into the mid 20th century, and 22 wells, some oil producers, have been drilled in Tartagal Oriental since the 1960s. Of the 22 wells that have been drilled in Tartagal Oriental in the past decades, several were judged to be workover candidates by New Times Energy Corporation Limited, Hong Kong, who purchased 60% of the ownership in the Tartagal and Morillo oil and gas concessions, and has invested approximately $60 million to date on geological studies, 2D and 3D seismic surveys on both blocks and two work-over drills and an exploratory well drill in Tartagal. Production from the two Campo Alcoba test wells commenced in 2011 and continued into the 2012 second quarter, and then shut down due to large quantities of water in the oil. A work over of one the two previously reopened wells is planned, and currently an analytic test to drill one more exploratory well is planned by the major partner.

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

c) On February 6, 2008, SAHF purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina for $697,000. During 2008, SAHF sold 50% of its rights in these concessions to a third party. Provided certain development activities are undertaken by owners, these exploration rights will remain in effect through the year 2015. The initial development costs and fees were paid by the majority owner and SAHF incurred no additional expenses related to this investment in 2008.

Exploratory drilling activities commenced in April 2010 on the Guemes Block and the first well was spud in September 2010. In July 2010, SAHF found positive traces of the presence of natural gas and hydrocarbons of low-density quality through its analysis of core samples. Well logging while drilling also confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive. Production testing to verify the commercial sustainability of the well still needs to be done. Our partner that owned 80% of the concession sold its share to another firm, which is evaluating whether to proceed further with investments in this concession.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Development of the block by the Company and its partners would be with with a local rig company; the target will be the Cretaceous zone, both in old and new wells.  The exploration terms are four years for the first period, three years for the second and two years for the last period.

SAHF currently owns 60% of the rights to explore Valle de Lerma; Grasta owns 5%; PetroNEXUX owns 30%; and Remsa owns 5%.

The Company evaluated these investments for impairment and concluded that no loss in value occurred as of December 31, 2013. The following table summarizes the Company’s investments in these unproved oil and gas properties.  One of the Company’s oil and gas producing properties began producing during the quarter ending September 30, 2012 and was subsequently capped.  No depletion was recorded for the year, as the amount was not material.

	Concession Investments	Exploration Rights	Total
At January 1, 2012	$875,130	$1,240,150	$2,115,280

Drilling and development costs	6,087	577,533	583,620

Sale of 50% interest in Tartagal & Morillo	(255,284)	—	(255,284)

Translation gain (loss)	(80,450)	(368,142)	(448,632)

At December 31, 2012	545,483	1,449,541	1,995,024

Concession payments	--	115,070	115,070

Translation gain (loss)	(135,129)	(365,076)	(500,205)

At December 31, 2013	$410,354	$1,119,535	$1,609,889

4. INVESTMENT IN OIL REFINERY

On January 13, 2012, the Company, through its wholly owned subsidiary, SAHF, signed a purchase option agreement with Cruz Norte, SA to purchase 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. In March 2012, the purchase option agreement was finalized and signed and Cruz Norte transferred 1/3 of its stake in the refinery to SAHF. The purchase price of the refinery was $150,000 for the 33.33% of the outstanding shares of Caimancito Refinery; the purchase price, which was paid in full as of July 6, 2012.  There were no operations in the refinery during the years ended December 31, 2013 and 2012.  The Company accounts for the investment under the equity method.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

5. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,
	2013	2012
Oilfield equipment	$52,079	$66,525

Furniture and equipment	9,768	9,768
Less accumulated depreciation	---	---
Total property and equipment	$61,698	$76,293

The oilfield equipment has not yet been placed in service.

6. RELATED PARTY TRANSACTIONS

The Company issued notes to related parties.  As of December 31, 2013 and 2012, the Company owed $-0- and $623,970, respectively, to certain directors of the Company.  As of December 31, 2013 and 2012, the Company owes three shareholders $150,655.  Interest expense to related parties for the years ended December 31, 2013 and 2012 amounted to $28,733 and $38,685, respectively.  On May 13 and 20, 2013, the Company repaid to Malcolm Sherman, Egani, Inc. and certain other shareholders all outstanding advances by such shareholders to the Company, together with accrued interest, in the aggregate amount of $754,856.

7. DEBT

	December 31,
Short – term debt	2013	2012

Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Note payable to third party interest at 6%, due September 20, 2007	60,000	60,000
Notes payable to third party, interest at 6%, due August 10, 2011.	--	--
Total	$75,000	$75,000

Notes Payable to Related Parties

	December 31,
	2013	2012
Notes payable to three investors, interest at 8%, due July 2014	$150,655	$150,655
Notes payable to shareholders and related parties, interest at 6%, due May 1, 2013	--	623,970
Total	150,655	774,625
Less current portion	--	623,970
	$150,655	$150,655

The Company included accrued interest payable on the aforesaid notes in accrued expenses as of December 31, 2013 and 2012, respectively.  On March 15, 2012, the $193,740 past due note payable and related accrued interest was settled by the agreement to pay $50,000 cash and the issuance of 475,000 shares of common stock valued at $213,750.  The Company recorded a loss of $9,133 on the extinguishment of debt.  Also during the three months ended June 30, 2012, the maturity dates of the past due notes to three investors in the amount of $150,655 were extended to July 2014. During the three months ended September 30, 2012, the due dates of the notes payable to stockholders and related parties were extended to December 31, 2013 and have subsequently been extended to May 1, 2013.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

8. ACCRUED EXPENSES

	December 31,
	2013	2012
Accrued compensation	$57,792	$46,020
Accrued interest	86,208	175,789
Total	$144,000	$221,809

9. INCOME TAXES

The Company had not recognized a benefit for income taxes in the year ended December 31, 2013, since the realization of the benefit of these net operating losses carried forward is not certain in the foreseeable future.  Domestic NOL carry-forwards were utilized in the computation of the provision for income taxes for the year ended December 31, 2012.

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

At December 31, 2013 and 2012, the Company has approximately $75,000 and $100,000, respectively, of liabilities for uncertain tax positions.  For the year ended December 31, 2012, the Company provided $100,000 for uncertain tax positions related to its investments in Argentina.  The value of that liability in US dollars has subsequently declined due to the decline in the Argentinian Peso versus the US Dollar.  There were no other adjustments to this account.  Interpretation of taxation rules relating to investments in Argentina concessions may give rise to uncertain tax positions.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2013 and 2012, the Company recognized approximately $-0- and $10,000, respectively, of such interest and penalties in the consolidated statements of operations.

The Company has approximately $7,500 and $10,000 accrued for interest and penalties at December 31, 2013 and 2012, respectively, which is included in liability for uncertain tax positions in the Company’s consolidated balance sheet.

The Company’s total earnings (loss) before provision (benefit) for income taxes included earnings (loss) from domestic operations of $321,411 and $5,286,391 for 2013 and 2012, respectively, and loss from foreign operations of $(408,518) and $(243,242), for 2013 and 2012, respectively.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The provision (benefit) for income taxes consists of the following:

	2013	2012
Current:
Federal	$-	$508,821
Foreign	-	100,000
State	-	174,769
	$-	$783,590
Deferred
Federal	$-	$-
Foreign	-	-
State	-	-
	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided as follows:

	2013	2012
Tax provision (benefit) computed at federal statutory rate	$(30,487)	$2,039,000
Increase (decrease in taxes resulting from:
Permanent differences	(328,248)	47,590
Increase in liability for uncertain tax positions	-	100,000
Utilization of net operating loss carryforward	-	(1,578,000)
State taxes - net of federal benefit	-	175,000
Valuation allowance	358,735	-
	$-	$783,590

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

10.   STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2013, the board of directors had not authorized the issuance of any series of preferred stock.

Common Stock

The Company has in certain cases issued shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

For the years ended December 31, 2013 and 2012, the Company issued 0 and 28,800 shares, respectively, with fair values of $0 and $7,260, respectively, of its common stock to a related party for services performed.  For the years ended December 31, 2013 and 2012, the Company also issued 0 and 475,000 shares, respectively, with fair values of $0 and $213,750, respectively, for the settlement of a note payable and accrued interest.

During the year ended December 31, 2013, the Company issued warrants to a related party to purchase 1,000,000 shares of its common stock at a price of $0.20 per share.  The company recorded compensation expense of $60,938.

During the year ended December 31, 2012, the Company issued warrants to purchase 404,868 shares of its common stock for prices ranging from $0.20 to $0.42 per share.  The warrants expire in 2019.  The Company recorded compensation expense in the amount of $109,561 and additions to investments to unproved oil and gas properties in the amount of $18,999.

A summary of warrant activity is detailed below:

		Weighted Average	Weighted Average	Aggregated
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding, January 1, 2012	7,900,649	$0.21	6.00 years	$228,019

Granted	404,868	0.34	6.00	3,320

Expired/Cancelled	(94,000)	0.20	-	-

Exercised	-	-	-	-

Outstanding, December 31, 2012	8,211,517	0.21	5.04	-

Granted	1,000,000	$0.20	5.00	200,000

Exercised	-	-	-	-

Outstanding, December 31, 2013	9,211,517	$0.21	4.13 years	$691,052

Exercisable, December 31, 2013	8,524,017	$0.21	4.07 years	$636,052

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
(FORMERLY DELTA MUTUAL, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

11.  COMMITMENTS AND CONTINGENCIES

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

OPERATING LEASES

The Company entered into a lease agreement in February 2012 for 3,551 square feet of office space for its principal office in Arizona.  The lease expired in February 2013 and the Company has moved and has a two-year lease expiring in February 2015.

Rent expense was $49,352 and $88,564 for the years ended December 31, 2013 and 2012, respectively.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our chief executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our chief executive and financial officer have concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of December 31, 2013, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15, based on a material weakness as of that date in our disclosure controls and procedures discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2013. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2013, our internal control over financial reporting is not effective due to the following material weakness. Our accounting department does not have the sophistication to critically evaluate and implement accounting principles in certain cases, and at times transactions are recorded improperly, or not recorded contemporaneously and require additional procedures and adjustments to be made by our staff and our auditors. We have implemented certain procedures related to improving the ability of our staff to properly record accounting transactions to help minimize the risks associated with this significant deficiency. Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of December 31, 2013, and for the two years then ended, fairly present in all material respects our financial condition and results of operations.

There have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) ) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, the executive officers and directors of the Company were as follows:

NAME	AGE	TITLE(S)

Malcolm W. Sherman	76	President, CEO and Director
Santiago Peralta	24	Director
Phillips W. Smith	76	Director

On April 25, 2013, the Board of Directors of the Company appointed Dr. Phillips W. Smith as a director of the Company to fill an existing vacancy on the Board, and to the office of Chairman of the Board.

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

Dr. Phillips W.  Smith, age 75, has over 35 years of experience with high technology companies serving as both chief executive officer and chairman, and in corporate officer positions at three Fortune 500 companies.  In 2001, Dr. Smith brought TASER International, Inc. public through an IPO and most recently served as Chairman of TASER International, Inc. (Nasdaq: TASR) until his retirement from that position in December 2004. Dr. Smith subsequently resigned his TASER board seat in October 2006.  Since then, Dr. Smith has been actively involved as an investor in start-up companies.  Previously, he was Chairman and CEO of CAE Systems (sold to Tektronix Inc. for $75M in 1986), CEO and Chairman of EDGE Computer and CEO and Chairman of ZYCAD, a public company on NASDAQ, and served as Chairman of Lightwave Logic, Inc. from 2010 through 2011. Dr. Smith received his B.S. degree from West Point, an M.B.A. from Michigan State University and a PhD from St. Louis University.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We believe that during 2013 all of our current officers and directors complied with the reporting requirements of Section 16(a).

Item 11. Executive Compensation.

Compensation paid by the Company and its subsidiaries to the Company’s Executive Officers (the “Named Executives”)for the last three fiscal years is shown in the following table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- sation	Total ($)
Daniel R. Peralta, Chief Executive Officer (through November 7, 2012 (1)	2011	$200,000							$200,000
	2012	$316,922							$316,922

Malcolm W. Sherman, Executive Vice President and Chief Executive Officer from November 8, 2012(1)	2011	$150,000							$150,000
	2012	$238,076							$238,076
	2013	$238,824							$238,824

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equit Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Malcolm
Sherman	632,962			$0.20	12/14/2018

DIRECTORS' COMPENSATION IN FISCAL 2013

We compensate directors as per specific agreements with each director.  Malcolm W. Sherman has not been compensated in his capacity as a director. Santiago Peralta has been compensated at the rate of $5,000 per month in his capacity as a director, commencing November 2012. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Santiago Peralta	$60,000						$60,000
Phillips W. Smith			Warrant to Purchase 1,000,000 Shares of Common Stock.				$200,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 31, 2014, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owner*	Number of Shares Owned Beneficially	Percentage**

Santiago Peralta (1)	9,898,344	27.71%

Pablo Peralta(1)	9,693,844	27.29%

West Coast Enterprises Limited	2,116,717	6.55%
Partnership
3225 McLead Dr. #110
Las Vegas, NV 89121-2257

Malcolm W. Sherman (2)	1,632,962	4.95%

Phillips W. Smith (3)	1,000,000	3.00%

All Officers and Directors as a Group (3 persons)	12,531,306	33.55%

*  Unless otherwise stated in the table, the address of each of the stockholders shown in the table is c/o Delta, 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258.

** Based on 32,338,826 shares outstanding on March 31, 2014.
----------------
(1) Egani, Inc., of which Santiago Peralta, a director of the Company, and Pablo Peralta, his brother, each owns 50% of the outstanding stock, owns 13,000,001 shares directly. The address of Egani, Inc. is c/o Delta, 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258. Santiago Peralta owns 14,500 shares directly and holds a warrant, expiring December 14, 2018 to purchase 200,000 shares of common stock at an exercise price of $0.20 per share.  Pablo Peralta owns 10,000 shares of common stock directly.  Santiago Peralta and Pablo Peralta also each hold a 50% interest in a common stock purchase warrant to purchase 6,367,687 shares of common stock, at an exercise price of $0.20 per share, expiring December 14, 2018. The address of Santiago Peralta and Pablo Peralta is c/o Delta, 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258.

(2) Mr. Sherman owns beneficially 1,000,000 shares owned by Security Systems International, Inc. of which Mr. Sherman is the president and a director and the majority stockholder. Mr. Sherman individually also holds a common stock purchase warrant to purchase 632,962 shares of common stock, at an exercise price of $0.20 per share, expiring December 14, 2018. The address of Security Systems International, Inc. is 85260. Mr. Sherman’s address is c/o Delta, 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258.

(3) Mr. Smith holds a warrant to purchase 1,000,000 shares of common stock on or before October 31, 2018, at an exercise price of $.20 per share, vesting in equal (to the extent practicable) monthly installments over a two year period commencing November 1, 2013 with the final installment vesting October 31, 2015.

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

On May 10, 2013, the Board of Directors of the Company authorized the issuance to Dr. Phillips W. Smith, who was elected on April 25, 2013 as a director of the Company with a term commencing May 1, 2013, a common stock purchase warrant expiring April 30, 2018, to purchase 1,000,000 shares of common stock of the Company at an exercise price per share of $0.20.   The number of shares as to which the warrant is exercisable vests in 24 monthly installments, commencing May 31, 2013, the first 23 installments being of 41,666 shares each, and the final installment is  of 41, 682 shares vesting April 30, 2015, after which date the warrant will be fully vested and exercisable as to the full 1,000,000 shares.

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

Item 14.  Principal Accountant Fees and Services

(1) Aggregate fees for the last two years:

2013	2012

$25,000	$25,000

(2) Audit related fees:

2013	2012

$25,000	$25,000

(3) Tax fees:

2013	2012

$-0-	$-0-

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

Exhibit No.	Description of Exhibits

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

Exhibit No.	Description of Exhibits

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

Exhibit No.	Description of Exhibits

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

Exhibit No.	Description of Exhibits

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

Exhibit No.	Description of Exhibits

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

10.61	Form of Common Stock Purchase Warrant issued December 15, 2011. Incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, filed with the Commission on December 28, 2011.

10.62	Form of Common Stock Warrant issued to Phillips W. Smith. Incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, filed with the Commission on May 14, 2014.

14.	Delta Mutual, Inc. Code of Conduct and Business Ethics Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2005.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith
** Furnished herewith

 Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA INTERNATIONAL OIL & GAS INC.

Dated: April 15, 2014
	By:	/s/ Malcolm W. Sherman
Malcolm W. Sherman
President, Chief Executive Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on April 15, 2014.

/s/ Malcolm W. Sherman
Malcolm W. Sherman, Chief Executive Officer and Director

/s/ Santiago Peralta
Santiago Peralta
Director

/s/ Phillips W. Smith
Phillips W. Smith
Director