Form 10-Q
period 2014-03-31
Delta International Oil & Gas Inc.
filed 2014-05-15
CIK 1112985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒ Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 32,338,826 as of May 14, 2014.

DELTA INTERNATIONAL OIL & GAS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$1,659,321	$1,833,407
Receivable from sale of bidding rights and oil and gas properties	3,500,042	3,500,042
Total current assets	5,159,363	5,333,449

Investment in mineral properties	96,393	117,351
Investments in unproved oil and gas properties	1,322,366	1,609,889
Investment in oil refinery	89,904	109,452
Property and equipment	53,001	61,698
Other assets	7,901	8,234

TOTAL ASSETS	$6,728,928	$7,240,073

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$7,377	$1,744
Accrued expenses	182,752	144,000
Notes payable	75,000	75,000
Liabilities for uncertain tax positions	61,792	75,228
Total current liabilities	326,921	295,972
Long-term deferred tax liability	633,590	633,590
Long-term debt payable to related parties	150,655	150,655
Total liabilities	1,111,166	1,080,217

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3,233	3,233
Additional paid-in capital	7,045,857	7,021,482
Accumulated deficit	(872,506)	(398,344)
Accumulated other comprehensive loss	(558,822)	(466,515)
Total stockholders' equity	5,617,762	6,159,856

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,728,928	$7,240,073

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2014	2013
Costs and Expenses:
General and administrative	$241,835	$181,320
	241,835	181,320
Loss from operations	(241,835)	(181,320)

Other Income (Expense):
Foreign exchange gain (loss)	(229,089)	(126,930)
Interest expense	(3,238)	(12,598)
Other Expense	(232,327)	(139,528)
Loss before income taxes	(474,162)	(320,848)

Provision for income taxes	-

Net Loss	$(474,162)	$(320,848)

Net income (loss) per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average common shares – Basic & Diluted	32,338,826	32,074,159

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months ending March 31,
	2014	2013

Net earnings (loss)	$(474,162)	$(320,848)
Other comprehensive income (loss):
Foreign currency translation adjustment	(92,307)	42,424
Net change in other comprehensive income (loss)	(92,307)	42,424
Comprehensive income (loss)	$(566,469)	$(278,423)

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ending March 31,
	2014	2013

Cash flows from Operating Activities:
Net loss	$(474,162)	$(320,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	24,375
Changes in operating assets and liabilities	9,223	(85,557)
Net cash used in operating activities	(440,564)	(406,405)
Cash flows from investing activities:
Proceeds from sales of oil and gas properties and bidding rights	-	500,000
Net cash provided by (used in) investing activities	-	500,000

Cash flows from financing activities:
Net cash provided by financing activities	-	-
Effect of Exchange Rates on Cash	266,478	127,592
Net increase in cash	(174,086)	221,187
Cash - Beginning of period	1,833,407	1,949,896
Cash - End of period	$1,659,321	$2,171,082

Changes in operating assets and liabilities consists of:
(Increase) decrease in advances and other receivables	$-	$-
(Increase) decrease in other assets	-	(46,745)
Increase (decrease) in accounts payable and accrued expenses	9,223	(38,813)
Increase (decrease) in income taxes payable	-	-
Changes in assets and liabilities	$9,223	$(85,557)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Delta International Oil & Gas Inc. (“Delta” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2013 as reported on Form 10-K, have been omitted.

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

3.  RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013, the Company owes three shareholders $150,655.

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

As of March 31, 2014, the Company, through SAHF, retained 9% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina and a 10% concession interest in the carryover mode in the Jollin and Tonono oil and gas concessions, all of which properties are located in Northern Argentina.  We do not operate either of these concessions, and have minority positions in respective the joint ventures. The joint ventures are currently developing future plans for continuing the exploration of the concessions.

As of March 31, 2014, SAHF owns 20% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina.  SAHF is designated as the operator of this concession. Exploratory drilling activities commenced in April 2010 on the Guemes Block and in July 2010, SAHF confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive. In 2013, the initial majority working interest owner, Ketsal S.A., has sold its share to another firm, which is evaluating whether to proceed further with investments in this concession.

Caimancito Refinery

We owned at March 31, 2014, 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. Due to the cost of required rehabilitation work, currently this refinery is not being operated to produce gasoline or diesel fuel, and the partners have no current plans to activate the refinery.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

During the three months ended March 31, 2014, we incurred a net loss of $474,162 and a net loss of $320,848 for the three months ended March 31, 2013. Our loss from operations increased from $181,320 in 2013 to $241,835 in 2014, due to higher general and administrative expenses.

At March 31, 2014, we had a working capital surplus of approximately $4.8 million compared with a working capital surplus of approximately $5.0 million at December 31, 2013.

At March 31, 2014, we had total assets of approximately $6.7 million compared to total assets of approximately $7.2 million at December 31, 2013. Net cash used in operating activities in the three months ended March 31, 2014 was $440,564, as compared with $406,405 in 2013; and net cash generated from investing activities was $-0- 2014, as compared with cash generated of $500,000 in 2013.  Net cash generated by financing activities was $-0- in the three months ended March 31, 2014, and in the comparable period in 2013.

Estimated 2014 Capital Requirements

In the case of the Jollin and Tonono and Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part.  For the exploration rights in Salta Province, we have completed the drilling and development of one well in Guemes that is expected to begin production testing in 2014.  We have sufficient funds for our portion (20%) of the costs of installation of the battery storage facility to complete the Guemes production and storage facilities, although further development efforts on this concession are dependent on successful settlement of litigation with regards to amounts owed under the drilling contract. In the event our revenue expectations for 2014 are not met, we are not required to make any additional capital investment to protect our assets.

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

NEW FINANCIAL ACCOUNTING STANDARDS

For a summary of new financial accounting standards applicable to the Company, please refer to the notes to the financial statements set forth in our Annual Report on Form 10-K for the year ended December 31,2013, filed with the SEC on April 25, 2014.

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

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

ITEM 6.   EXHIBITS.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*    Filed herewith
** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Dated: May 15, 2014

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