Form 10-Q
period 2014-06-30
Delta International Oil & Gas Inc.
filed 2014-08-14
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 32,338,826 as of August 4, 2014.

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

The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$1,486,052	$1,833,407
Receivable from sale of bidding rights and oil and gas properties	3,500,042	3,500,042
Total current assets	4,986,094	5,333,449

Investment in mineral properties	94,062	117,351
Investments in unproved oil and gas properties	1,290,398	1,609,889
Investment in oil refinery	87,731	109,452
Property and equipment	58,492	61,698
Other assets	7,864	8,234

TOTAL ASSETS	$6,524,641	$7,240,073

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$17,040	$1,744
Accrued expenses	182,043	144,000
Notes payable	75,000	75,000
Liabilities for uncertain tax positions	60,298	75,228
Total current liabilities	334,381	295,972
Long-term deferred tax liability	633,590	633,590
Long-term debt payable to related parties	150,655	150,655
Total liabilities	1,118,626	1,080,217

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3,233	3,233
Additional paid-in capital	7,070,232	7,021,482
Accumulated deficit	(1,104,291)	(398,344)
Accumulated other comprehensive loss	(563,159)	(466,515)
Total stockholders' equity	5,406,015	6,159,856

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,524,641	$7,240,073

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Costs and Expenses:
General and administrative	$199,096	$177,671	$440,931	$359,001
	199,096	177,671	440,931	359,001
Loss from operations	(199,096)	(177,671)	(440,931)	(359,001)

Other Income (Expense):
Foreign exchange gain (loss)	(29,451)	73,386	(258,540)	(53,544)
Interest expense	(3,238)	(12,597)	(6,476)	(25,195)
Life insurance proceeds	-	1,000,249	-	1,000,249
Other Income (expense)	(32,689)	1,061,038	(265,016)	921,510
Income (loss) before income taxes	(231,785)	883,367	(705,947)	562,509

Provision for income taxes	-	-	-	-

Net Income (loss)	$(231,785)	$883,367	$(705,947)	$562,509

Net income (loss) per common share:
Basic	$(0.01)	$0.03	$(0.02)	$0.02
Diluted	$(0.01)	$0.03	$(0.02)	$0.02

Weighted average common shares - Basic	32,338,826	32,086,826	32,338,826	32,080,528
Weighted average common shares - Diluted	32,338,826	32,428,557	32,338,826	32,389,517

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months ending June 30,		Six Months ending June 30,
	2014	2013	2014	2013

Net earnings (loss)	$(231,785)	$883,367	$(705,947)	$562,509
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,337)	(196,670)	(96,644)	(154,246)
Net change in other comprehensive income (loss)	(4,337)	(154,246)	(96,644)	(154,246)
Comprehensive income (loss)	$(236,122)	$408,263	$(802,591)	$408,263

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ending June 30,
	2014	2013

Cash flows from Operating Activities:
Net income (loss)	$(705,947)	$562,509
Warrants issued for services	$48,750	$16,250
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Changes in operating assets and liabilities	53,339	(213,279)
Net cash provided (used) in operating activities	(603,858)	365,480
Cash flows from investing activities:
Oil and gas properties exploration and development costs	-	(28,389)
Proceeds from sales of oil and gas properties and bidding rights	-	500,000
Net cash provided by investing activities	-	471,611

Cash flows from financing activities:
Settlement of notes payable to related parties	-	(623,970)
Net cash provided by financing activities	-	(623,970)
Effect of Exchange Rates on Cash	256,503	38,342
Net increase in cash	(347,355)	251,463
Cash - Beginning of period	1,833,407	1,949,896
Cash - End of period	$1,486,052	$2,201,359

Changes in operating assets and liabilities consists of:
Increase (decrease) in accounts payable and accrued expenses	$53,339	$(213,279)
Changes in assets and liabilities	$53,339	$(213,279)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$130,686
Cash paid for income taxes	$-	$-

Supplementary information:
Non cash financing and investing activities:	$-	$-

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

2. Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

3. EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common share outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants.  For the three and six months ended June 30, 2014 and 2013, there were 0, 0, 0 and 308,989, respectively of potentially dilutive common shares outstanding.

4. RECEIVABLE FROM SALE OF BIDDING RIGHTS AND OIL AND GAS PROPERTIES

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

As of December 31, 2012, the Company had received deposits in the amount of $3,499,958 from PPL on account of remainder of the proceeds has been recorded as a $4.0 million receivable from the sale of bidding rights and oil and gas properties. PPL is not current with the payment schedule set forth in the Cooperation Agreement, and the Company is in discussions with PPL to ensure that all payments provided for under the Cooperation Agreement are made within the time frame as required for concession financial commitments. In 2013, the Company received an additional payment of $500,000 .   During the third quarter of 2014, the Company received an additional payment of $200,000.

5. RELATED PARTY TRANSACTIONS

As of June 30, 2014 and December 31, 2013, the Company owes three shareholders $150,655.

6. EQUITY

On May 10, 2013, the Board of Directors of the Company authorized the issuance of a common stock purchase warrant effective May 1, 2013, to purchase 1,000,000 shares of common stock, on or before April 30, 2018, at an exercise price of $0.20 per share, to Phillips W. Smith, a director of the Company.  The number of shares of common stock as to which the warrant is exercisable vests in 24 monthly installments on the final day of each month during the term of the warrant, commencing May 31, 2013, and is vested in full as of April 30, 2015.  If Mr. Smith ceases to be an active member of the Company’s Board of Directors at any time in the two-year period May 1, 2013 through April 30, 2015, vesting will cease as of the last full month during which he was an active member of the Board.  The fair value of these warrants was $195,000 on the date of grant determined using the Black-Scholes option pricing model with the following inputs:  Exercise price of $0.20, expected term of 5 years, stock price of $0.20, volatility of 195%, discount rate of 5% and no expected dividends.  During the six months ended June 30, 2014 and 2013, the Company expensed $48,750 and $16,250, respectively, related to this award.

7.  COMMITMENTS AND CONTINGENCIES

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

Rent expense was $17,157 and $38,781 for the six months ended June 30, 2014 and 2013, respectively.

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

Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in the parent of South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”).  For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with the parent of SAHF as the acquirer. SAHF maintains a branch office in Argentina, where it has made investments in oil and gas exploration and development activities.

Overview

We are an independent oil and gas company, with the SIC Code classification 1311 (oil and gas production)for SEC filing purposes, engaged in oil and gas acquisition, exploitation, production and exploration activities primarily in Argentina. Our operating policies have been to secure oil and gas properties and concessions which either are producing economical quantities of oil and gas or which demonstrate favorable characteristics for well “workovers” with a history of excellent production.  Our goal has been to target these concessions as compared to concessions which will be exploratory and would require drilling new wells.

The Company's business is subject to the risks of its oil and gas investments in South America. Our investments at this time are in the oil and gas sector in Argentina, where recently proposed legislation would change the respective roles of the federal and provincial governments in the award of and participation in oil and gas concessions. If enacted these changes could necessitate renegotiation of certain of the concessions in which we have interests, and affect the value of our investments. As of the end of July 2014, Argentina was in technical default on its external debt and, although negotiations to remedy this default are in process, it is likely that this situation, however resolved, will lead the government to impose further restrictions on exports of capital from Argentina.

The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the operations of oil and gas concessions in Argentina.

Our Oil and Gas Investments

We hold a 60% interest in the Valle de Lerma concession in Northern Argentina, where the joint venture partners are Grasta SA, a local mid-size gasoline refinery located in Buenos Aires, PetroNEXUS and REMSA. We have been actively working in 2012 and 2013 to finalize all governmental approvals for an alternate drilling site. The exploration terms are four years for the first period, three years for the second and two years for the last period. Currently our ability to reopen the existing well site is constrained by law, since the location of the well was within the city limits of Salta. Requests have been made for government approval to override the existing restrictions of the current policy.

As of June 30, 2014, the Company, through SAHF, retained 9% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina and a 10% concession interest in the carryover mode in the Jollin and Tonono oil and gas concessions, all of which properties are located in Northern Argentina.  We do not operate either of these concessions, and have minority positions in respective the joint ventures. The joint ventures are currently developing future plans for continuing the exploration of the concessions.

As of June 30, 2014, SAHF owns 20% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina.  SAHF is designated as the operator of this concession. Exploratory drilling activities commenced in April 2010 on the Guemes Block and in July 2010, SAHF confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive. In 2013, the initial majority working interest owner, Ketsal S.A., has sold its share to another firm, which is evaluating whether to proceed further with investments in this concession. SAHF will explore the possibility of selling their 20% interest in the concession to the new owners who control the concession if we determine that there is no reasonable program offered to the government by the controlling partners for opening the well or expanding the field.

We owned at June 30, 2014, 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. Due to the cost of required rehabilitation work, currently this refinery is not being operated to produce gasoline or diesel fuel, and the partners have no current plans to activate the refinery.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

During the six months ended June 30, 2014, we incurred a net loss of approximately $706,000 as compared to net income of approximately $562,000 for the six months ended June 30, 2013. The difference for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily due to a gain recognized during the second quarter of 2013 of $1,000,249, from the payment of the proceeds from the Company’s keyman life insurance policy on the life of Daniel R. Peralta, our former Chief Executive Officer. Our loss from operations increased from approximately $359,000 in 2013 to approximately $441,000 in 2014 due to higher general and administrative expenses.

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

During the three months ended June 30, 2014, we incurred a net loss of approximately $232,000 as compared to net income of approximately $883,000 for the three months ended June 30, 2013. The difference for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is primarily due to a gain of approximately $1,000,000, described above in the six month analysis. Our loss from operations remained approximately constant from 2013 to 2014.

LIQUIDITY AND CAPITAL REQUIREMENTS

At June 30, 2014, we had a working capital surplus of approximately $4.7 million compared with a working capital surplus of approximately $5.0 million at December 31, 2013.

At June 30, 2014, we had total assets of approximately $6.5 million compared to total assets of approximately $7.2 million at December 31, 2013. Net cash used in operating activities in the six months ended June 30, 2014 was $604,000, as compared with net cash provided by operating activities of approximately $365,000 in 2013; and net cash generated from investing activities was $-0- in 2014, as compared with cash generated of $472,000 in 2013.  Net cash generated by financing activities was $-0- in the six months ended June 30, 2014, as compared with cash used of $624,000 in 2013.

Estimated 2014 Capital Requirements

In the case of the Jollin and Tonono and Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part.  For the exploration rights in Salta Province, we have completed the drilling and development of one well in Guemes that is expected to begin production testing in 2014.  However, we cannot determine this exact date as it is under the control of the majority owner (80%) of the concession. We are in discussions with the majority owner seeking a resolution of future actions with respect to this property.

We estimate that our capital requirements in 2014 to develop the Valle de Lerma (where we have applied for extension of the concession to permit oil production from an existing site) and Selva Maria properties (the award of the Selva Maria concession is pending approval from the government) will approximate $1,350,000 for Selva Maria and $800,000 for Valle de Lerma. Further development of these concessions may be affected if the current proposed legislation concerning centralization of all concession awards in the federal government is enacted, since concession ownership and operating terms may be changed so as to change the investments we are required to make in these two concession.

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

NEW FINANCIAL ACCOUNTING STANDARDS

For a summary of new financial accounting standards applicable to the Company, please refer to the notes to the financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 25, 2014.

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

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Dated: August 14, 2014

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

