Form 10-K/A
period 2013-12-31
Delta International Oil & Gas Inc.
filed 2014-10-01
CIK 1112985

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

Number of shares of Common Stock outstanding as of March 31, 2013: 32,338,826.

EXPLANATORY NOTE

Delta Mutual, Inc. (referred to in this report as "we", “Delta” or the "Company") is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 Annual Report") as a result of the review of the Company’s 2013 Annual Report by the Securities and Exchange Commission (the "Commission").

In this Amendment, we are refiling the entire 2013 Annual Report as originally filed, with changes in Item 15, Exhibits and Financial Statement Schedules, to reflect the addition of two exhibits not previously filed(Nos. 10.63 and 10.64) in accordance with the Commission’s request and to correct a mistake in the 2013 Annual Report in the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “Section 906 Certification”).  In addition, we are not refiling the XBRL related information in Exhibits 101 to the 2013 Annual Report.

This Form 10-K/A for the fiscal year ended December 31, 2013, solely reflects certain changes in Part IV, Item 15, Exhibits and Financial Statement Schedules, as well as to a correction to the Section 906 Certification.   Any forward-looking statements included in this Amendment, represent management's view as of the original filing date of the 2013 Annual Report as explained above. In order to preserve the nature and character of the disclosures set forth in the 2013 Annual Report as of April 15, 2014, the date on which the 2013 Annual Report was filed, no attempt except as described above has been made in this Amendment to modify or update disclosures.

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
g
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

10.61	Form of Common Stock Purchase Warrant issued December 15, 2011. Incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, filed with the Commission on December 28, 2011.

10.62	Form of Common Stock Warrant issued to Phillips W. Smith. Incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, filed with the Commission on May 14, 2014.

10.63	Executive Employment Agreement, dated March 23, 2010, between the Company and Malcolm W. Sherman, filed herewith.

10.64	Cooperation Agreement, dated December 20, 2011, between the Company and Principle Petroleum Limited, filed herewith.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith
** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA INTERNATIONAL OIL & GAS INC.

Dated: September 30, 2014
	By:	/s/ Malcolm W. Sherman
Malcolm W. Sherman
President, Chief Executive Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on September 30, 2014.

/s/ Malcolm W. Sherman
Malcolm W. Sherman, Chief Executive Officer and Director

/s/ Santiago Peralta
Santiago Peralta
Director

/s/ Phillips W. Smith
Phillips W. Smith
Director