Form 10-Q
period 2014-09-30
Delta International Oil & Gas Inc.
filed 2014-11-12
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 32,338,826 as of November 3, 2014.

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

The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$1,276,044	$1,833,407
Receivable from sale of bidding rights and oil and gas properties	3,300,042	3,500,042
Total current assets	4,576,086	5,333,449

Investment in mineral properties	57,769	117,351
Investments in unproved oil and gas properties	353,169	1,609,889
Investment in oil refinery	-	109,452
Property and equipment	-	61,698
Other assets	7,864	8,234

TOTAL ASSETS	$4,994,888	$7,240,073

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$21,071	$1,744
Accrued expenses	118,045	144,000
Notes payable	75,000	75,000
Liabilities for uncertain tax positions	60,305	75,228
Total current liabilities	274,421	295,972
Long-term deferred tax liability	633,590	633,590
Long-term debt payable to related parties	-	150,655
Total liabilities	908,011	1,080,217

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	$-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3,233	3,233
Additional paid-in capital	7,094,607	7,021,482
Accumulated deficit	(2,447,794)	(398,344)
Accumulated other comprehensive loss	(563,169)	(466,515)
Total stockholders' equity	4,086,877	6,159,856

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,994,888	$7,240,073

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Costs and Expenses:
General and administrative	$185,008	$220,657	$625,939	$579,658
Impairment charge	1,119,913	-	1,119,913	-
	$1,304,921	$220,657	$1,745,852	$579,658
Loss from operations	$(1,304,921)	$(220,657)	$(1,745,852)	$(579,658)

Other Income (Expense):
Foreign exchange gain (loss)	(37,870)	(74,956)	(296,410)	(128,500)
Interest expense	(712)	(3,238)	(7,188)	(28,433)
Life insurance proceeds	-	-	-	1,000,249
Other Income (expense)	(38,582)	(78,194)	(303,598)	843,316
Income (loss) before income taxes	(1,343,503)	(298,851)	(2,049,450)	263,658

Provision for income taxes	-	-	-	-

Net Income (loss)	$(1,343,503)	$(298,851)	$(2,049,450)	$263,658

Net income (loss) per common share:
Basic	$(0.04)	$(0.01)	$(0.06)	$0.01
Diluted	$(0.04)	$(0.01)	$(0.06)	$0.01

Weighted average common shares - Basic	32,338,826	32,097,783	32,338,826	32,086,064
Weighted average common shares - Diluted	32,338,826	32,097,783	32,338,826	33,234,500

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine Months ending September 30,
	2014	2013

Net earnings (loss)	$(2,049,450)	$263,658
Other comprehensive income (loss):
Foreign currency translation adjustment	(96,654)	(165,726)
Net change in other comprehensive income (loss)	(96,654)	(165,726)
Comprehensive income (loss)	$(2,146,104)	$97,932

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ending September 30,
	2014	2013

Cash flows from Operating Activities:
Net income (loss)	$(2,049,450)	$263,658
Warrants issued for services	73,125	40,624
Reserve for impairment	$1,119,913
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Changes in operating assets and liabilities	(6,258)	(202,749)
Net cash used in operating activities	(862,670)	101,533
Cash flows from investing activities:
Oil and gas properties exploration and development costs	-	(39,054)
Proceeds from sales of oil and gas properties and bidding rights	200,000	500,000
Net cash provided by investing activities	200,000	460,946

Cash flows from financing activities:
Settlement of notes payable to related parties	(150,655)	(623,970)
Proceeds from sales of common stock	-	60,480
Net cash provided by financing activities	(150,655)	(563,490)
Effect of Exchange Rates on Cash	255,962	157,973
Net increase (decrease) in cash	(557,363)	156,962
Cash - Beginning of period	1,833,407	1,949,896
Cash - End of period	$1,276,044	$2,106,858

Changes in operating assets and liabilities consists of:
(Increase) decrease in other assets	370	-
Increase (decrease) in accounts payable and accrued expenses	$(6,628)	$(202,749)
Changes in assets and liabilities	$(6,258)	$(202,749)

Supplemental disclosure of cash flow information:
Cash paid for interest	$76,681	$130,686
Cash paid for income taxes	$-	$-

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

3. EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common share outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants.  For the three and nine months ended September 30, 2014 and 2013, there were 0, 0, 0 and 1,148,436, respectively of potentially dilutive common shares outstanding.

4. RECEIVABLE FROM SALE OF BIDDING RIGHTS AND OIL AND GAS PROPERTIES

On March 30, 2012 the Company entered into the Cooperation Agreement with PPL. Under the Cooperation Agreement, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  Pursuant to a separate Agreement dated March 31, 2012, the Company has agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000. PPL has also agreed in an Undertaking to provide funds to the operating entity of Valle de Lerma (the San Salvador, Libertador and Selva Maria concessions were awarded to other parties).

As of December 31, 2012, the Company had received deposits in the amount of $3,499,958 from PPL on account of its obligations under the Cooperation Agreement, and the remainder of the amounts owing have been recorded as a $4.0 million receivable from the sale of bidding rights and oil and gas properties. PPL is not current with the payment schedule set forth in the Cooperation Agreement, and the Company is in discussions with PPL to ensure that all payments provided for under the Cooperation Agreement are made within the time frame as required for concession financial commitments. In 2013, the Company received an additional payment of $500,000.  During the third quarter of 2014, the Company received an additional payment of $200,000.

5. IMPAIRMENT CHARGES AND LOSS ON SALE OF UNPROVED OIL AND GAS PROPERTY

As of the end of October 2014, Argentina was in technical default on its external debt and, although negotiations to remedy this default are in process, in the Company’s belief, it is likely that this situation, however resolved, will lead the government to impose further restrictions on exports of capital from Argentina.

The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the operations of certain oil and gas concessions and other properties in Argentina.

Accordingly, during the quarter ending September 30, 2014, the Company recorded a $1.1 million impairment charge on the following of its properties and assets in Argentina.

We have incurred an impairment charge of $608,418 and written down to $-0- the carrying amount as of September 30, 2014, of SAHF’s 20% ownership interest in the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina.  SAHF is designated as the operator of this concession. Exploratory drilling activities commenced in April 2010 on the Guemes Block and in July 2010, SAHF confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive. In 2013, the initial majority working interest owner, Ketsal S.A., sold its share to another firm, which is evaluating whether to proceed further with investments in this concession. SAHF has determined to explore the possibility of selling their 20% interest in the concession to the new owners.

We have, for nominal consideration, disposed of our 10% concession interest in the carryover mode in the Jollin and Tonono oil and gas concessions in Northern Argentina, and incurred an impairment charge for this concession interest of $328,953, resulting in a carrying value of $-0-, in the three months ended September 30, 2014.

The Company no longer intends to pursue any of its own operating activities on its current oil and gas properties that are not in a carry-over mode. Accordingly, a further impairment charge of $58,498 was incurred with respect to swabbing rig equipment and other miscellaneous equipment we had purchased, and the carrying value of the equipment was written down to $-0-, as of September 30, 2014.

We owned at September 30, 2014, 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. Due to the cost of required rehabilitation work, currently this refinery is not being operated to produce gasoline or diesel fuel, and the partners have no current plans to activate the refinery given the costs of de-mothballing the facility and required equipment and transportation improvements. We have incurred an impairment charge of $87,740 and wrote down the carrying amount for this property to $-0- as of September 30, 2014.

In the fourth quarter of 2010, SAHF exercised a purchase option agreement with Minera Ansotana, SA to explore and develop columbite-tantalite (coltan) from a set of mines in Cachi, Salta. After reviewing various reports detailing the potential of these mines, the Company purchased 51% of the mine and immediately began sampling the property. We have not pursued any activities with respect to these properties, and we incurred an impairment charge of $36,304 and the carrying value of these properties was written down to $-0- as of September 30, 2014.

6. RELATED PARTY TRANSACTIONS

During the quarter ending September 30, 2014, the Company paid off notes payable owed to three shareholders in the amount of $150,655, plus accrued interest of approximately $77,000.

7. EQUITY

On May 10, 2013, the Board of Directors of the Company authorized the issuance of a common stock purchase warrant effective May 1, 2013, to purchase 1,000,000 shares of common stock, on or before April 30, 2018, at an exercise price of $0.20 per share, to Phillips W. Smith, a director of the Company.  The number of shares of common stock as to which the warrant is exercisable vests in 24 monthly installments on the final day of each month during the term of the warrant, commencing May 31, 2013, and is vested in full as of April 30, 2015.  If Mr. Smith ceases to be an active member of the Company’s Board of Directors at any time in the two-year period May 1, 2013 through April 30, 2015, vesting will cease as of the last full month during which he was an active member of the Board.  The fair value of these warrants was $195,000 on the date of grant determined using the Black-Scholes option pricing model with the following inputs:  exercise price of $0.20, expected term of 5 years, stock price of $0.20, volatility of 195%, discount rate of 5% and no expected dividends.  During the nine months ended September 30, 2014 and 2013, the Company expensed $73,125 and $40,625, respectively, related to this award.

8.  COMMITMENTS AND CONTINGENCIES

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

Rent expense was $21,203 and $40,078 for the nine months ended September 30, 2014 and 2013, respectively.

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

The Company's business is subject to the risks of its oil and gas investments in South America. Our investments at this time are in the oil and gas sector in Argentina, where recently proposed legislation would change the respective roles of the federal and provincial governments in the award of and participation in oil and gas concessions. If enacted these changes could necessitate renegotiation of certain of the concessions in which we have interests, and affect the value of our investments. As of the end of October 2014, Argentina was in technical default on its external debt and, although negotiations to remedy this default are in process, it is likely that this situation, however resolved, will lead the government to impose further restrictions on exports of capital from Argentina.

The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the operations of oil and gas concessions in Argentina.

IMPAIRMENT CHARGES

Management has evaluated the carrying values of its oil and gas and mining properties as of September 30, 2014, and as a result of that evaluation, for the quarter ending September 30, 2014, the Company recorded a $1.1 million impairment charge on the following of its properties and assets in Argentina.

Our Oil and Gas Investments

As of September 30, 2014, the Company, through SAHF, retained 9% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. We do not operate the Tartagal and Morillo concession, and have a minority position in the joint venture. We have, for nominal consideration, disposed of our 10% concession interest in the carryover mode in the Jollin and Tonono oil and gas concessions in Northern Argentina, and incurred an impairment charge for this concession interest of $328,953, resulting in a carrying value of $-0-, in the three months ended September 30, 2014.

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

We have incurred an impairment charge of $608,418 and written down to $-0- the carrying amount as of September 30, 2014, of SAHF’s 20% ownership interest in the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina.   SAHF is designated as the operator of this concession. Exploratory drilling activities commenced in April 2010 on the Guemes Block and in July 2010, SAHF confirmed the potential existence of formations with sufficient hydrocarbons to make the well economically productive. In 2013, the initial majority working interest owner, Ketsal S.A., has sold its share to another firm, which is evaluating whether to proceed further with investments in this concession. SAHF has determined to explore the possibility of selling their 20% interest in the concession to the new owners.

The Company no longer intends to pursue any of its own operating activities on its oil and gas properties that are not in a carry-over mode. Accordingly, a further impairment charge of $58,498 was incurred with respect to swabbing rig equipment and other miscellaneous equipment we had purchased, and the carrying value of the equipment was written down to $-0-, as of September 30, 2014.

We owned at September 30, 2014, 33.33% of the Caimancito Refinery, located in the Jujuy Province, Argentina. Due to the cost of required rehabilitation work, currently this refinery is not being operated to produce gasoline or diesel fuel, and the partners have no current plans to activate the refinery given the costs of de-mothballing the facility and required equipment and transportation improvements. We have incurred an impairment charge of $87,740, and the carrying amount for this property was also written down to $-0- as of September 30, 2014.

Lithium and Coltan Mining Properties

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

In the fourth quarter of 2010, SAHF exercised a purchase option agreement with Minera Ansotana, SA to explore and develop columbite-tantalite (coltan) from a set of mines in Cachi, Salta. After reviewing various reports detailing the potential of these mines, the Company purchased 51% of the mine and immediately began sampling the property. We have not pursued any activities with respect to these properties, and we incurred a $36,304 impairment charge in connection with writing down the value of these properties to $-0- as of September 30, 2014.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

During the nine months ended September 30, 2014, we incurred a net loss of approximately $2,049,000 as compared to net income of approximately $264,000 for the nine months ended September 30, 2013. The difference for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily due to a gain of approximately $1,000,000, million recognized during the second quarter of 2013, from the payment of the proceeds from the Company’s keyman life insurance policy on the life of Daniel R. Peralta, our former Chief Executive Officer described above in the nine month analysis, net of a foreign exchange loss of approximately $296,000 and an impairment loss of approximately $1,119,000 in 2014. Our loss from operations increased from approximately $580,000 in 2013 to approximately $1,746,000 in 2014, due to the impairment charge and higher general and administrative expense in 2014.

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

During the three months ended September 30, 2014, we incurred a net loss of approximately $1,343,000 as compared to a net loss of approximately $299,000 for the three months ended September 30, 2013. The difference for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is primarily due to due to our having incurred an impairment loss of approximately $1,119,000 in 2014. Our loss from operations increased from approximately $221,000 in 2013 to approximately $1,305,000 in 2014 due to the impairment charge and higher general and administrative expenses in 2013.

LIQUIDITY AND CAPITAL REQUIREMENTS

At September 30, 2014, we had a working capital surplus of approximately $4.3 million compared with a working capital surplus of approximately $5.0 million at December 31, 2013.

At September 30, 2014, we had total assets of approximately $5.0 million compared to total assets of approximately $7.2 million at December 31, 2013. Net cash used in operating activities in the nine months ended September 30, 2014 was approximately $863,000, as compared with net cash provided by operating activities of approximately $461,000 in 2013; net cash generated by investing activities was approximately $200,000 in 2014, compared to approximately $461,000 in 2013; and net cash generated from financing activities was $-0- in 2014, in which period notes to related parties in were settled for approximately $151,000, as compared with cash generated of approximately $60,000 in, where notes to related parties were settled for approximately $624,000.

Estimated 2014 Capital Requirements

In the case of the Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part.  For the exploration rights in Salta Province, we have completed the drilling and development of one well in Guemes.  However, we cannot determine this exact date as it is under the control of the majority owner (80%) of the concession.

We estimate that our capital requirements in 2014 to develop the Valle de Lerma (where we have applied for extension of the concession to permit oil production from an existing site) will approximate $800,000.  On March 30, 2012 the Company entered into the Cooperation Agreement with PPL. Under the Cooperation Agreement, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta in certain areas, including Valle de Lerma in the province of Salta. As of December 31, 2012, the Company had received deposits in the amount of $3,499,958 from PPL on account of its obligations under the Cooperation Agreement. PPL is not current with the payment schedule set forth in the Cooperation Agreement, and the Company is in discussions with PPL to ensure that all payments provided for under the Cooperation Agreement are made within the time frame as required for concession financial commitments. In 2013, the Company received an additional payment of $500,000.  During the third quarter of 2014, the Company received an additional payment of $200,000.

Further development of all of these concessions may be affected if the current proposed legislation concerning centralization of all concession awards in the federal government is enacted, since concession ownership and operating terms may be changed so as to change the investments we are required to make in these two concessions.

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

Critical Accounting Policies and Estimates

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

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of ASC topic 360; "Property, Plant and Equipment", (formerly SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

At September 30, 2014, management of the Company evaluated the current oil and gas assets and determined the undiscounted cash flows expected to be generated by these assets are substantially less than the carrying amount of these items. Management reviewed accordingly the carrying amounts of the Caimancito Refinery, of the concession holding oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina, certain oil drilling equipment and the Company’s investment in the partnership for the exploration and development of columbite-tantalite (coltan) from a set of mines in Cachi, Salta. After reviewing these investments, management has determined that the carrying amounts of all of these properties and assets should be to $-0-. The Company recorded an impairment charge of $1.1 million for the nine months ended September 30, 2014 in this regard.

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

Not applicable to smaller reporting companies.

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

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Dated: November 12, 2014

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

