Form 10-K
period 2014-12-31
Delta International Oil & Gas Inc.
filed 2015-04-15
CIK 1112985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d) of the Act. Yes ☐     No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,469,030.

Number of shares of Common Stock outstanding as of April 10, 2015: 32,338,826.

ii

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2015, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

The primary focus of the Company’s business has been its South American Hedge Fund LLC (“SAHF”) subsidiary, which has investments in oil and gas concessions in Argentina. Dr. Daniel R. Peralta, who died in November 2012, was responsible for initiating our efforts to acquire and develop oil and gas concessions in Argentina as our President and Chief Executive Officer, director, and major stockholder.

Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in SAHF. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with the parent of SAHF as the acquirer. Four oil and gas investments were contributed to the Company as part of this reverse merger transaction. SAHF maintains a branch office in Argentina, where it is engaged in oil and gas exploration and development activities. Given the current status of the Argentine economy, as well as the oil and gas industry, Delta is looking for opportunities in other industries.

Our principal offices are located at 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258. Our telephone number is (480)483-0420. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTZ".

General

We are an independent oil and gas company engaged in oil and gas concession investments and exploration activities in Argentina discussed below. In addition, we have ownership interests in certain mineral rights that are located in Argentina.

Business Strategy

As a result of the evaluation by our management team and our board of directors of the current business conditions in Argentina, the status of the global oil and gas industry, and the Company’s upcoming capital and operational requirements in Argentina, the Company has decided to shift its attention away from exclusively oil and gas investments and exploration in Argentina and to evaluate entry into another business sector.

During 2013, Delta evaluated several producing oil and gas projects in Argentina, as we acknowledged that the capabilities of Delta’s staff was better suited for producing properties than exploration properties. After evaluating a number of properties, Delta did not find a suitable, economically viable oil or gas producing project in Argentina.

During 2014, we continued to look for other producing opportunities in Argentina, and expanded our search to the United States. During the first half of the year, Argentina’s economic and political situation deteriorated. During the second half of the year, the oil price had dropped by about 50% and the natural gas price was already low. As the oil prices began dropping, our management team then decided that it would be in the best interest of the shareholders to explore options in other industries.

As of the date of this report, we are in discussions with another party for the potential sale of our stake in our properties in Argentina. No assurances can be provided that these negotiations will result in a definitive agreement leading to the sale of our Argentina oil and gas properties.

Our Oil and Gas Investments

SAHF has held interests in a total of ten oil and gas concessions in northern Argentina acquired in 2006, 2007, 2008, and 2011. Currently, SAHF holds interests in three concessions. The joint venture operators (of which SAHF is the operator of only Valle de Lerma) of the respective concessions have undergone all the required processes to obtain the necessary government and environmental operating permits for the commercial exploitation of these concessions. While we are not the operators of certain of these concessions, we generally have representation on the operating committees that are responsible for managing the business affairs of these concessions.

At December 31, 2014 the SAHF participations in the Argentina concessions are as follows:

Block	Province	Status	Delta [SAHF] %	Partner(s)
Tartagal	Salta	2 Work over wells drilled; 2 exploratory wells to be drilled	18% CO	New Times Energy (HK), Maxipetrol
Morillo	Salta	3D seismic interpretation; 2 exploratory wells to be drilled	18% CO	New Times Energy (HK), Maxipetrol
Valle de Lerma	Salta	Workover deemed undrillable	60%	Remsa, PetroNexus, Grasta

*CO means a carryover interest in the project.

** In the Tartagal and Morillo concessions the carry over mode relieved SAHF from the payment of canons, landlord fees of any kind or any other expense until production is realized. In the exploratory area Valle de Lerma, proportional exploratory canons were paid as explained in the financials.

Agreements with Principle Petroleum Limited

Effective March 30, 2012, we entered into an Asset Purchase and Cooperation Agreement (the “Cooperation Agreement”) with Principle Petroleum Limited (“PPL”), headquartered in the British Virgin Islands. Under the Cooperation Agreement, we agreed to sell to PPL, for a price of $7,000,000 certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by SAHF on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa. The San Salvador, Libertador, and Selva Maria concessions have since been awarded by the government to another party. Pursuant to a separate Agreement dated March 31, 2012, we agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of US$500,000. PPL had also agreed in an Undertaking to provide funds to the operating entity of Valle de Lerma (and the other concessions, if we had been successful in our bid) in the aggregate amount of up to US$10,000,000. PPL has paid US$4,300,000 towards the Cooperation Agreement and has defaulted on the balance of the payments. The interests in the Tartagal, Morillo, and Valle de Lerma concessions have not yet been transferred to PPL due to PPL’s payment default.

As of April 10, 2015, Delta was in the process of solidifying settlement terms for the Cooperation Agreement with PPL and a third party.

Jollin and Tonono Concessions

During 2014, SAHF exchanged its 10% ownership interest in the Jollin and Tonono oil and gas concessions located in the Province of Salta, Argentina for clearance documents from Maxipetrol for SAHF’s 18% ownership in Tartagal and Morillo. Jollin and Tonono were part of SAHF’s original investment in oil and gas in Argentina and after a series of purchases, sales, and transfers, SAHF has completely divested out of the properties after six years of inactivity in Jollin and Tonono. These assets have been removed from the balance sheet and written off (total write-off: US$328,953).

Tartagal and Morillo Concessions

Tartagal Oriental - The Tartagal Oriental (“Tartagal”) exploration license area, extended to February 2016, covers 7,065 square kilometers in Salta Province, located in the northern part of Argentina. Exploration dates back into the mid-20th century, and 22 wells, some oil producers, have been drilled in Tartagal Oriental since the 1960s. Of the 22 wells that have been drilled in Tartagal Oriental in the past decades, several were judged to be workover candidates by High Luck Group, the operator and majority owner. High Luck has invested approximately $60 million to date on: 1) geological studies, 2) 2D and 3D seismic surveys on both blocks, 3) two work-over drills, and 4)an exploratory well drill in Tartagal. Production from the two Campo Alcoba test wells commenced in 2011, continued into 2012, and then shut down due to large quantities of water in the oil. One more exploratory well is planned by the major partner.

Morillo - The Morillo exploration license area covers 3,518 square kilometers in Salta Province, contiguous with and south of the Tartagal Oriental license. Granted at the same time as Tartagal Oriental, the Morillo license was also extended to February 2016. In 2011, High Luck ordered a 274 square kilometer 3D seismic to be shot in the southwestern corner of the property because of a recent discovery made by Petrobras in an adjacent block. Once the data is processed, a decision will be made as to further drilling. SAHF had 9% ownership of the Tartagal and Morillo oil and gas concessions located in Salta Province, Argentina, at December 31, 2010. Subsequent to year end, our ownership interest was increased to 18% in March 2011, and we sold 50% of that interest to PPL in 2012. Because of PPL’s default on payments, SAHF has retained its full 18% interest in Tartagal and Morillo.

Terms of Carryover Arrangements- The Tartagal and Morillo interest was a carry-over interest from inception, May 15, 2007. The carrying party for Tartagal and Morillo concessions is currently High Luck Group.

Under the terms of the carry over, 50% of the production profits will be applied to the investment payment. The balance of the production profits (50%) will be distributed proportionally according to the percentage of each JV member. These terms only apply to the Tartagal and Morillo concessions.

Admission of SAHF to Joint Ventures Operating Oil Concessions- The approval for the Tartagal and Morillo Blocks application was filed in August 2010 and approved May 11, 2011. Prior to formal admittance into the joint ventures, SAHF’s 18% carry-over interest in the Tartagal and Morillo Concessions were assigned to and held in Trust for SAHF by Maxipetrol for the sole use and benefit of SAHF, including any proceeds from the sale of hydrocarbons or property interests. The Assignment Agreement did not affect the rights, privileges, obligations and liabilities of the parties to the agreement related to their respective interests in any way. This is a common practice in Argentina due to the lengthy period required for obtaining government approvals. In January, 2014, this trust agreement with Maxipetrol was canceled and SAHF’s ownership of that certain 18% interest was and is no longer bound by the trust agreement. SAHF has free and clear title to the property, subject to a possible sale.

Exploration Rights

Delta, through SAHF, does not have any ownership over the rights of the five exploration blocks originally purchased in 2008.

On February 6, 2008, SAHF purchased 40% of the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina for $697,000 through a trust agreement and subsequently sold 50% of it for the payments of canons.

Through 2012, the operators of four of the blocks (excluding Guemes) had not done anything with the properties so they gave two of concessions back to the province and two to YPF in order to protect the joint ventures from canon payments and work commitment obligations. These assets have been removed from the balance sheet and written off as a loss (total write-off: US$364,081).

Guemes Block

SAHF’s Argentine team, though not the operators, led exploratory drilling activities that commenced in April 2010 on the Guemes Block. In July 2010, SAHF found positive traces of the presence of natural gas and hydrocarbons of low-density quality through its analysis of core samples. The well was eventually deemed to not be commercially viable. After three years of non-activity, the operating company was sold and no further work was pursued. The Guemes block has been removed from the balance sheet and written off (total write-off: US$244,337)

Valle de Lerma Concession

On August 10, 2011, SAHF and its partners, Remsa, PetroNexus, and Grasta SA, won the bid to explore and produce hydrocarbons in the block known as “Valle de Lerma” in the province of Salta, Argentina.

The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2. SAHF has done the measurement and survey study and filed an environmental impact study, which was approved. Upon completion of the study, it was determined that the actual well site was within the boundaries of the City of Salta, where government restrictions do not allow oil to be produced from this site. There is an additional commitment of 231 work units in Valle de Lerma outstanding.

SAHF holds a majority of the license interest and is the responsible operator. The exploration terms are four years for the first period, three years for the second and two years for the last period.

SAHF currently owns 60% of the rights to explore Valle de Lerma; Grasta owns 5%; PetroNEXUS owns 30%; and Remsa owns 5%. 29.4% of the rights are tied to the PPL Agreement, but still remain under SAHF’s control until full payment or a settlement is made. Delta is currently finalizing the terms to sell its full stake in Valle de Lerma to a third party. While Delta believes that the sale will be successful, there is uncertainty regarding its time frame.

Caimancito Refinery

On January 13, 2012, we, through our wholly-owned subsidiary, SAHF, signed a three-way purchase option agreement with Cruz Norte, SA and Grasta SA to purchase 66.66% (33.33% for SAHF; 33.33% for Grasta) of the Caimancito Refinery, located in the Jujuy Province, Argentina. In March, 2012, SAHF transferred the equivalent of US$150,000 as an initial payment for its 33.33% of the outstanding shares of Caimancito Refinery; the purchase price was paid in full, but the agreement required another US$1,500,000 in refurbishing costs to be paid by Grasta SA and SAHF. Grasta never paid its initial US$150,000 and backed out of the agreement. After thorough review, SAHF decided that it would not invest the remaining US$1,500,000 and its shares were revoked. The investment in the Caimancito Refinery has been removed from the balance sheet and declared as a loss (total write-off: US$87,740).

The Caimancito plant is the only refining plant in Jujuy and is not in operation.

Lithium Project

On March 1, 2010, we purchased control of 51% of approximately 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. This property is held under a concession for a period of 20 years that provides for the following rights: to explore, evaluate, develop, produce and arrange mineral resources on the property. Subject to the terms and conditions of this agreement, SAHF has been appointed as Chief Operating Officer (COO) of the project. The project involves the exploration and eventual exploitation of 29 mines in one block of a salt plateau located in Jujuy Province, Argentina. None of the 29 mines is being actively mined. We have performed sampling and geological analyses with a local geological company to determine value to the property. The condition to retain the claims is payment of the annual fee renewal and the approval of the Operation Plan and Environmental Impact Report by government authorities before any major drilling. We are seeking a buyer to take over the development of this property. Delta is not expecting a sale of the lithium property within the next year due to 1) the current price of lithium, 2) lithium’s abundance in the surrounding area, and 3) Delta’s primary focus on other projects.

Cachi

In the fourth quarter of 2010, SAHF signed a purchase option agreement with Minera Ansotana, SA to explore and develop columbite-tantalite (coltan) from a set of mines in Cachi, Salta. Some of the key mines in Cachi are El Quemado, Penas Blancas and Tres Tetas, which were used for mining in the 1950's by German immigrants. The Company reviewed various reports detailing the potential of these mines and began sampling the property. In the fourth quarter of 2011, the Company received very promising results from the Tres Tetas mines from samples that were taken throughout 2011 by a team of local geologists and engineers. The samples were originally analyzed in labs at a local Salta University, and then exported to Chile and Australia for further analysis.

Because of the location, altitude, and access, SAHF looked for partners to help exploit the mine. As of December 2014, SAHF’s ownership option had been revoked and it had been written off the balance sheet (total write-off: US$36,304 per MD&A).

Development Activities

Development projects on the concessions in which we have investments include accessing additional productive formations in existing well bores, formation stimulation, infill drilling on closer well spacing, and retrofitting or reworking existing wells.

Reserve Reports for the Properties

The Company worked with NSAI and some of its partners to attain an updated prospective resources report for Tartagal and Morillo, and a contingent resources report for the well “La Troja” in Valle de Lerma. Both of these reports are available, however, they are not considered to be Reserve Reports, they are an indication of the potential resources that could be in the concessions.

Customers

Petroleum and natural gas in the Northwest Basin of Argentina are traded freely and on a transaction by transaction basis. There are no long term contracts due to the supply deficit in this area. The buyers are the local refineries, and deliveries are made by pipelines or by truck in remote sites. Refineries pay for the transportation cost.

Title to Properties

We believe we have satisfactory title in all of our properties; and we investigate title and title opinions from counsel only when we acquire properties or before commencement of drilling operations. All of our current properties have been acquired directly from the government. As all of our current property titles are issued by the Argentine government (Department of Energy), we believe that we are in full compliance with the title requirements for each of our properties.

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

Oil Concessions

Our right to conduct exploration activities in Argentina is derived from participation in concessions and exploration permits granted by the Argentine federal government and provincial governments that control sub-surface minerals. In general, provincial governments have had full jurisdiction over concession contracts since 2006, when the Argentine federal government transferred to the provincial government’s full ownership and administration rights over all hydrocarbon deposits located within the respective territories of the provinces, including all exploration permits and exploitation concessions originally granted by the federal government.

A concession granted by the government gives the concession holders, or the joint venture partners, ownership of hydrocarbons at the moment they are produced through the wellhead. Under this arrangement, the concession holders have the right to freely sell produced hydrocarbons, and have authority over operations including exploration and development plans. The production concessions have a term of 25 years which can be extended for 10 years with the consent of the government. Throughout the term of their concessions, the partners are subject to provincial production taxes, turnover taxes, and federal income taxes. These tax rates are fixed by law and are currently 12% to 18.5%, two percent, and 35 percent, respectively. Subsequent to the transfer of ownership and administrative rights over hydrocarbon deposits to the provinces, provincial governments have sometimes required higher provincial production tax rates in blocks awarded by the provinces or in concessions that have been granted the 10 year extension.

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

In the lithium (North Guayatayoc) property, licenses have not yet been pursued because SAHF is focused on the possibility of selling the concession. SAHF has no intention on acquiring mining-related licenses.

The main effects of government regulations on the Company are that it will take a longer amount of time for properties to start producing commercially and that it will cost more capital. The longer time frame from acquisition of the property to their commercial production stage can be attributed to the higher amount of time and focus that has to be put on paperwork and legal work. Because all of our contracts and corporate documents are written in English in the U.S, they need to be translated and notarized with an apostille to be valid in Argentina, which can cause delays in the applications for permits and licenses in Argentina. The higher expected cost can be attributed to the legal fees incurred to comply with the government regulations, along with the royalties, canons, and landowner fees that are particular to each concession.

On October 29, 2014, the Argentine Congress approved an amendment to the Federal Hydrocarbons Law which will improve investment conditions in the Argentine oil and gas industry (the “Amendment”). The Amendment is intended to improve investment conditions for the Argentine oil industry in a number of ways, including: (i) extending exploration and production terms, (ii) creating a special type of concession for unconventional hydrocarbon projects with longer terms and lower royalties, (iii) capping royalties and bonus fees, (iv) reducing Government-take in certain types of projects, and (v) reinstating the right to export a percentage of oil and gas production while maintaining abroad the export proceeds. The benefits introduced by the Amendment are available to both new entrants and existing players.

A substantial change introduced by the Amendment is that the privilege that State-owned entities currently have to access hydrocarbon blocks without competing with private companies is eliminated.

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

Employees

Currently, we have two management employees in Delta: Santiago L. Peralta, Interim President and Chief Executive Officer, and Pablo D. Peralta, SAHF Coordinator. In Delta’s subsidiary, SAHF, Alberto MacMullen is the manager of the SAHF’s Argentina branch. In the past, we have used temporary independent contractors while in oil drilling operations.

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

Item 1A. Risk Factors.

General

Although our Board has determined to evaluate the acquisition of a public or private entity that operates outside of the oil and gas industry, we have no arrangements or understandings with respect to any such acquisition at this time.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity outside the oil and gas industry. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities in another sector or in concluding a business combination. We cannot provide assurances that we will be able to negotiate such a business combination on terms favorable to us.

Risks Related to Our Oil and Gas Business

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

Our future success will depend on the success of our exploration activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

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

Our revenues, operating results and future rate of growth depend highly upon the prices we receive from crude oil and natural gas produced by the concession in which we have investments. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The markets and prices for crude oil and natural gas depend on factors beyond our control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

●	worldwide and domestic supplies of crude oil and natural gas;
●	political conditions and events (including instability or armed conflict)in crude oil or natural gas producing regions;
●	the level of global crude oil and natural gas inventories;
●	the price and level of foreign imports;
●	the price and availability of alternative fuels;
●	the availability of pipeline capacity and infrastructure;
●	availability of crude oil transportation and refining capacity;
●	domestic and foreign governmental regulations and taxes; and
●	the overall economic environment.

Significant declines in crude oil and natural gas prices for an extended period may have the following effects on our business:

●	limiting our financial condition, liquidity, and ability to finance planned capital expenditures and results of operations;
●	reducing the amount of crude oil and natural gas that can be produced economically;
●	causing us to delay or postpone some of our capital projects;
●	reducing our revenues, operating income and cash flows;
●	reducing the carrying value of our investments in crude oil and natural gas properties; or
●	limiting our access to sources of capital, such as equity and long-term debt.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2014, our principal assets included Partial Rights Ownership in three oil and gas properties.

Block	Province	Status	Delta %	Partner(s)
Tartagal	Salta	Drilling	18% CO	New Times Energy (HK), Maxipetrol
Morillo	Salta	Seismic	18% CO	New Times Energy (HK), Maxipetrol
Valle de Lerma	Salta	Seismic	60%	Remsa, PetroNexus, Grasta, Maxipetrol

*CO means a carryover interest in the project.

** In the Tartagal and Morillo concessions the carry over mode relieved SAHF from the payment of canons, landlord fees of any kind or any other expense until production is realized. In the exploratory area Valle de Lerma, proportional exploratory canons were paid as explained in the financials.

Executive Offices

Effective March 1, 2014, we entered into a two-year lease for our new executive offices, at a net monthly rental of $2,180, located at 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258. We anticipate that this office space will accommodate our operations for the next several years.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Over-the-Counter Bulletin Board operated by FINRA, and the OTCQB, since approximately February 1, 2001.

Our shares are listed under the symbol "DLTZ”. The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

		High	Low

2013	1st Quarter	0.25	0.20
	2nd Quarter	0.40	0.15
	3rd Quarter	0.30	0.05
	4th Quarter	0.28	0.20

2014	1st Quarter	0.28	0.10
	2nd Quarter	0.29	0.16
	3rd Quarter	0.40	0.06
	4th Quarter	0.11	0.04

2015	1st Quarter	0.25	0.06

During the last two fiscal years, no cash dividends have been declared on Delta's common stock and Company management does not anticipate that dividends will be paid in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law. As of April 13, 2015, there were approximately 94 record holders of our common stock.

The Company has no equity compensation plans in effect, or any securities outstanding under equity compensation plans, as of the date of this report.

Item 6. Selected Financial Data.

Disclosure under Item 7A is not required of smaller reporting companies.

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

GENERAL

Delta International Oil & Gas Inc. (“Delta” or “the Company”) was incorporated in Delaware on November 17, 1999. Our name was changed from Delta Mutual Inc. to our present name on October 29, 2013. In 2003, we established business operations focused on providing environmental and construction technologies and services. Our operations in the Far East (Indonesia) and our construction operations in Puerto Rico were discontinued in 2008.

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

Overview

We are an independent oil and gas company, with the SIC Code classification 1311 (oil and gas production) for SEC filing purposes, engaged in oil and gas acquisition and exploration activities in Argentina. Our operating policies have been to secure oil and gas properties and concessions which are either producing economical quantities of oil and gas or which demonstrate favorable characteristics for well “workovers” with a history of excellent production.

The Company's business is subject to the risks of its oil and gas investments in South America. Our investments at this time are in the oil and gas sector in Argentina, where recently proposed legislation would change the respective roles of the federal and provincial governments in the award of and participation in oil and gas concessions. If enacted these changes could necessitate renegotiation of certain of the concessions in which we have interests, and affect the value of our investments. As of the close of 2014, Argentina was in technical default on its external debt and, although negotiations to remedy this default are in process, it is likely that this situation, however resolved, will lead the government to impose further restrictions on exports of capital from Argentina.

Our Oil and Gas Investments

As of December 31, 2014, the Company, through SAHF, retained 18% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. We do not operate the Tartagal and Morillo concession, and have a minority position in the joint venture. 9% of Tartagal and Morillo had been sold to PPL in March 2012, but due to payment defaults, the 9% were not transferred. We have, for nominal consideration, disposed of our 10% concession interest in the carryover mode in the Jollin and Tonono oil and gas concessions in Northern Argentina, and incurred an impairment charge for this concession interest of $328,953, resulting in a carrying value of $-0-, in the twelve months ended December 31, 2014.

We hold a 60% interest in the Valle de Lerma concession in Northern Argentina, where the joint venture partners are Grasta SA, PetroNEXUS and REMSA. 29.4% of Valle de Lerma had been sold to PPL via an agreement dating March 2012, but due to payment defaults, the Company has not transferred the 29.4% interest. The exploration terms are four years for the first period, three years for the second and two years for the last period. Currently our ability to reopen the existing well site is constrained by law, since the location of the well was within the city limits of Salta. Requests made for government approval to override the existing restrictions of the current policy have been rejected. The Company is looking to sell its full stake in Valle de Lerma. Currently, the Company is finalizing the terms of the sale; however, there is uncertainty regarding the time frame given the past experience with selling properties.

We have incurred an impairment charge of $608,418 and written down to $-0- the carrying amount as of December 31, 2014, of SAHF’s 20% ownership interest in the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina. Four of the blocks were given back to the government or other companies given the joint venture’s inability to fulfill its work unit commitments in the areas. SAHF led exploratory drilling activities in April 2010 on the Guemes Block and in July 2010, SAHF confirmed the existence of hydrocarbons in the well. In 2013, the initial majority working interest owner, Ketsal S.A., sold its share to another firm, which is evaluating whether to proceed further with investments in this concession. Given the circumstances of Guemes, SAHF did not complete its application for its participation in the joint venture and the required government decree.

The Company no longer intends to pursue any of its own operating activities on its oil and gas properties that are not in a carry-over mode.

Accordingly, a further impairment charge of $54,498 was incurred with respect to swabbing rig equipment and other miscellaneous equipment we had purchased, and the carrying value of the equipment was written down to $-0-, as of December 31, 2014.

As of December 31, 2014, SAHF’s 33.33% stake in the Caimancito Refinery in Jujuy was revoked by the majority owner. Due to the cost of required rehabilitation work, and a partner dropping part of the financing, SAHF decided that it would not further invest by itself in the refinery, leading to the revocation of SAHF’s interest. Currently this refinery is not being operated to produce gasoline or diesel fuel, and the owner has no plans to rehabilitate the facility. We have incurred an impairment charge of $87,740, and the carrying amount for this property was also written down to $-0- as of December 31, 2014.

Lithium and Coltan Mining Properties

On March 1, 2010, SAHF purchased control of 51% of the Guayatayoc project via a partnership agreement with Oscar Chedrese and Servicios Mineros SA. The project holds the concession for a period of 20 years for the mineral rights to 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. We have performed sampling in the property to determine the value of the property, but the results have been inconclusive. We are seeking a purchaser for our concession interest in this property. Delta is not expecting a sale of the lithium property within the next year due to 1) the current price of lithium, 2) lithium’s abundance in the surrounding area, and 3) Delta’s primary focus on other projects.

In the fourth quarter of 2010, SAHF entered a purchase option agreement with Minera Ansotana, SA to explore and develop columbite-tantalite (coltan) from a set of mines in Cachi, Salta. After reviewing various reports detailing the potential of these mines, the Company began sampling the property. After no further investment from SAHF due to the difficulty and cost of the project, Minera Ansotana cancelled SAHF’s agreement. We incurred a $36,304 impairment charge in connection with writing down the value of these properties to $-0- as of December 31, 2014.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

During the year ended December 31, 2014, we had a net loss of approximately $4,702,198 as compared to a net loss of $87,107 for the year ended December 31, 2013.

During the year ended December 31, 2014 our loss from operations was approximately $5,089,658 compared to a net loss from operations of approximately $816,477 in 2013, due to an impairment charge of $1,119,913 and to an allowance for bad debt of $3,200,069. General and administrative expense was $769,676 in 2014, as compared to $816,477 in 2013.

LIQUIDITY

At December 31, 2014, we had a working capital surplus of approximately $1.1 million, compared with a working capital surplus of approximately $5.0 million at December 31, 2013.

At December 31, 2014, we had total assets of approximately $1.6 million compared to total assets of approximately $7.2 million at December 31, 2013. Net cash used in operating activities in the year ended December 31, 2014 was $1,068,571, as compared with $243,817 in 2013; and net cash generated from investing activities was approximately $293,000 in 2014, as compared with cash generated of approximately $385,000 in 2013. Net cash used by financing activities was approximately $150,000 in the year ended December 31, 2014, compared to approximately $563,000 in 2013.

Effective March 30, 2012, we entered into an Asset Purchase and Cooperation Agreement (the “Cooperation Agreement”) with Principle Petroleum Limited (“PPL”), headquartered in the British Virgin Islands. Under the Cooperation Agreement, we agreed to sell to PPL, for a price of $7,000,000 certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by SAHF on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa. The San Salvador, Libertador, and Selva Maria concessions have since been awarded by the government to another party. Pursuant to a separate Agreement dated March 31, 2012, we agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of US$500,000. PPL had also agreed in an Undertaking to provide funds to the operating entity of Valle de Lerma (and the other concessions, if our bid had been approved) in the aggregate amount of up to US$10,000,000.

As part of PPL’s obligations under the Cooperation Agreement, PPL made partial payments of $2,000,000 in our 2012 first fiscal quarter, $999,979 in the second quarter and $499,979 in the third quarter towards the full amount of $7,000,000 provided under the Cooperation Agreement. Both parties are working to execute the full amount of PPL’s payment obligations as agreed. Further payments of $500,000, $50,000, $150,000, and $99,973 were made in January 2013, July 2014, August 2014, and November 2014, respectively. The interests in the Tartagal, Morillo, and Valle de Lerma concessions have not yet been transferred to PPL due to PPL’s payment defaults in all agreements.

For the past year, we have been in talks with PPL and a third party to settle the Cooperation Agreement as well as potentially sell a larger stake in our properties. As of April 10, 2015, we were in the process of solidifying the terms of the contract.

Estimated 2015 Capital Requirements

In the case of the Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part.

Valle de Lerma’s target well, “La Troja,” has been deemed inside the city limits, and, therefore, unable to be drilled. Given the concession’s limited number of other potential “workover” drills, and the Company’s strategy to not engage in any exploratory drilling, the cost of Valle de Lerma for 2015 is expected to be US$100,000 in canons and other obligations. The Company is currently looking for buyers for the property.

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

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could happen in the coming two years:

●	Reserve reports in two of the properties;
●	Cash flow from exploratory drilling in two of the properties; and
●	Future exploration and development costs that are carried.

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

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

DELTA INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Delta International Oil & Gas, Inc.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Delta International Oil & Gas, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta International Oil & Gas, Inc. and its subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2015

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS

Current Assets:
Cash	$1,206,177	$1,833,407
Receivable from sale of bidding rights and oil and gas properties (net of allowance for doubtful accounts of $3,200,069 and -0- as of December 31, 2014 and 2013, respectively)	-	3,500,042
Total current assets	1,206,177	5,333,449

Investment in mineral properties	55,023	117,351
Investments in unproved oil and gas properties	336,383	1,609,889
Investment in oil refinery	-	109,452
Property and equipment (net of accumulated depreciation of $16,386 and $-0- as of December 31, 2014 and 2013, respectively)	-	61,698
Other assets	6,368	8,234

TOTAL ASSETS	$1,603,951	$7,240,073

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$13,679	$1,744
Accrued expenses	57,614	144,000
Notes payable	15,000	75,000
Liabilities for uncertain tax positions	27,549	75,228
Total current liabilities	113,842	295,972
Long-term deferred tax liability	-	633,590
Long-term debt payable to related parties	-	150,655
Total liabilities	113,842	1,080,217

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2014 and 2013, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at December 31, 2014 and 2013, respectively	3,233	3,233
Additional paid-in capital	7,118,982	7,021,482
Accumulated deficit	(5,100,542)	(398,344)
Accumulated other comprehensive loss	(531,564)	(466,515)
Total stockholders' equity	1,490,109	6,159,856

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,603,951	$7,240,073

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ending December 31,
	2014	2013
Costs and Expenses:
Impairment charge	$1,119,913	$-
Allowance for bad debt	3,200,069	-
General and administrative	769,676	816,477
	5,089,658	816,477
Loss from operations	(5,089,658)	(816,477)

Other Income (Expense):
Foreign exchange gain (loss)	(309,517)	(268,764)
Interest expense	(7,413)	(41,431)
Forgiveness of Debt	70,800	-
Tax refund	-	39,316
Life insurance proceeds	-	1,000,249
Other Income (expense)	(246,130)	729,370
Income (loss) before income taxes	(5,335,788)	(87,107)

Provision (benefit) for income taxes	(633,590)	-

Net Income (loss)	$(4,702,198)	$(87,107)
Net income (loss) per common share:
Basic and Diluted	$(0.15)	$(0.00)
Weighted average common shares – Basic and Diluted	32,338,826	32,147,344

The accompanying notes are an integral part of the consolidated financial statements

F-3

DELTA INTERNATIONAL OIL & GAS  INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ending December 31,
	2014	2013

Net income (loss)	$(4,702,198)	$(87,107)
Other comprehensive income (loss):
Foreign currency translation adjustment	(65,050)	(263,592)
Net change in other comprehensive income (loss)	(65,050)	(263,592)
Comprehensive income (loss)	$(4,767,248)	$(350,699)

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES

(FORMERLY DELTA MUTUAL INC. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

From January 1, 2013 to December 31, 2014

	Number of				Accumulated Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total

Balance January 1, 2013	32,010,826	3,201	6,900,096	(311,237)	(202,923)	6,389,137

Issuance of shares for investment in mineral property	76,000	7	(7)			-

Sale of shares (valued at $0.24 per share)	252,000	25	60,455			60,480

Warrants issued for services			60,938			60,938

Net loss				(87,107)		(87,107)

Foreign Currency Adjustment					(263,592)	(263,592)

Balance December 31, 2013	32,338,826	$3,233	$7,021,482	$(398,344)	$(466,515)	$6,159,856

Warrants issued for services			97,500			97,500

Net loss				(4,702,198)		(4,702,198)

Foreign Currency Adjustment					(65,049)	(65,049)

Balance December 31, 2014	32,338,826	$3,233	$7,118,981	$(5,100,542)	$(531,563)	$1,490,109

The accompanying notes are an integral part of the consolidated financial statements.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ending December 31,
	2014	2013
Cash flows from Operating Activities:
Net income (loss)	$(4,702,198)	$(87,107)
Allowance for doubtful accounts	3,200,069	-
Warrants issued for services	97,500	60,938
Reserve for impairment	1,119,913	-
Depreciation	16,386	-
Forgiveness of debt	(70,800)	-
Deferred taxes	(633,590)	-
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities	(95,851)	(217,648)
Net cash used in operating activities	(1,068,571)	(243,817)
Cash flows from investing activities:
Oil and gas properties exploration and development costs	-	(115,070)
Purchases of furniture and equipment	(6,618)	-
Proceeds from sales of oil and gas properties and bidding rights	299,973	500,000
Net cash provided by investing activities	293,355	384,930
Cash flows from financing activities:
Settlement of notes payable to related parties	(150,655)	(623,970)
Proceeds from sales of common stock	-	60,479
Net cash provided by financing activities	(150,655)	(563,491)
Effect of Exchange Rates on Cash	298,641	305,890
Net increase (decrease) in cash	(627,230)	(116,489)
Cash - Beginning of period	1,833,407	1,949,896
Cash - End of period	$1,206,177	$1,833,407
Changes in operating assets and liabilities consists of:
Increase (decrease) in accounts payable and accrued expenses	$(65,234)	$(217,648)
Increase (decrease) in liabilities for uncertain tax positions	(30,618)	-
Changes in assets and liabilities	$(95,851)	$(217,648)
Supplemental disclosure of cash flow information:
Cash paid for interest	$76,681	$130,686
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDING DECEMBER 31, 2014 AND 2013

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Delta Investment Oil & Gas Inc. (“Delta” or “the Company”) was incorporated in Delaware on November 17, 1999.  Our name was changed from Delta Mutual, Inc. to our present name on October 29, 2013, by filing by the Company in Delaware of a Certificate of Ownership, providing for the merger of the Company’s wholly-owned subsidiary, Delta International Oil and Gas Inc., into the Company, and in the merger, changing the Company’s name to Delta International Oil & Gas Inc.

The primary focus of the Company’s business is its South America Hedge Fund LLC (“SAHF”) subsidiary, which has investments in oil and gas concessions in Argentina and focuses on the energy sector, including the development and supply of energy in Latin America. While continuing focus on the energy sector in Argentina, the Company has decided to shift its attention away from exclusively oil and gas investments and exploration in Argentina and to evaluate entry into another business sector.

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

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDING DECEMBER 31, 2014 AND 2013

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

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDING DECEMBER 31, 2014 AND 2013

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets. The Company purchased oil field equipment during the fourth quarter of 2011.   The Company did not provide any depreciation on this equipment for the years ending December 31, 2013 and 2012, as the equipment was not yet in service. In 2014 the oil field equipment was determined to be impaired and written down to zero. All other equipment was fully depreciated.

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

At December 31, 2014 and 2013, the Company has approximately $28,000 and $75,000, respectively, of liabilities for uncertain tax positions.  For the year ended December 31, 2012, the Company provided $100,000 for uncertain tax positions related to its investments in Argentina.  Interpretation of taxation rules relating to investments in Argentina concessions may give rise to uncertain positions.  In connection with the uncertain tax position, there was no interest or penalties recorded.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDING DECEMBER 31, 2014 AND 2013

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

EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common share outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants.  For the year ended December 31, 2014 and 2013, there were 9,211,517 and 9,211,517, respectively of potentially dilutive common shares outstanding. These potentially dilutive common shares are anti-dilutive in the years ended December 31, 2014 and 2013, due to our operating losses, and therefore, have not been included in the calculation of earnings per share.

FOREIGN CURRENCY TRANSLATION

In 2014 and 2013, the functional currency for the Company’s primary foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in South America is the Argentine Peso. Translation adjustments are recorded in Accumulated Other Comprehensive Loss. The Company’s subsidiary in Argentina also has certain U.S. dollar denominated intercompany receivables and payables, which generate foreign currency gains and losses in other income (expense) when translated at the end of each period using the current exchange rates.

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

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDING DECEMBER 31, 2014 AND 2013

For the years ended December 31, 2014 and 2013, the Company granted warrants to purchase 0 and 1,000,000, respectively of its common stock and recorded compensation expense of $97,500 and $60,938, respectively.

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

As of December 31, 2014, there were no financial assets or liabilities that required disclosure.

2. RECEIVABLE FROM SALE OF BIDDING RIGHTS AND OIL AND GAS PROPERTIES

On March 30, 2012 the Company entered into the Cooperation Agreement with PPL. Under the Cooperation Agreement, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  Pursuant to a separate Agreement dated March 31, 2012, the Company agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000. PPL has also agreed in an Undertaking to provide funds to the operating entities of Valle de Lerma (the San Salvador, Libertador, and Selva Maria concessions were awarded to another party, whose bid exceeded that of the Company for these concessions), in the aggregate amount of up to $10,000,000.

As of December 31, 2014, the Company had received deposits in the amount of $4,299,891 from PPL on account of remainder of the proceeds was recorded as a $3,200,109 receivable from the sale of bidding rights and oil and gas properties. As of December 31, 2014, the Company provided a reserve for doubtful accounts of $3,200,069. PPL is not current with the payment schedule set forth in the Cooperation Agreement, and while, the Company is in discussions with PPL to ensure that all payments provided for under the Cooperation Agreement are made within the time frame as required for concession financial commitments.

As of April 10, 2015, the Company was working on an understanding of sale and settlement terms with PPL and a third party. The settlement terms would apply to all previous agreements signed with PPL.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDING DECEMBER 31, 2014 AND 2013

3. INVESTMENT IN MINERAL PROPERTIES

On March 1, 2010, SAHF purchased control of 51% of the Guayatayoc project via a partnership agreement with Oscar Chedrese and Servicios Mineros SA. The project holds the concession for a period of 20 years for the mineral rights to 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. We have performed sampling in the property to determine the value of the property, but the results have been inconclusive. We are seeking a purchaser for our concession interest in these properties.

In the fourth quarter of 2010, SAHF entered a purchase option agreement with Minera Ansotana, SA to explore and develop columbite-tantalite (coltan) from a set of mines in Cachi, Salta. After reviewing various reports detailing the potential of these mines, the Company began sampling the property. Because of the difficulty of the project, SAHF looked for partners to help exploit the mine, and as of December, 31, 2014, the purchase option agreement had expired. We have not pursued any activities with respect to these properties, and we incurred an impairment charge of $36,304 to write the carrying value of these properties down to $-0- as of December 31, 2014.

4. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

As of December 31, 2014, the Company, through SAHF, retained 18% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. We do not operate the Tartagal and Morillo concession, and have a minority position in the joint venture. 9% of Tartagal and Morillo had been sold to PPL in March 2012, but due to payment defaults, the 9% were not transferred. We have, for release of all liens and claims involving Tartagal & Morillo, disposed of our 10% concession interest in the carryover mode in the Jollin and Tonono oil and gas concessions in Northern Argentina, and incurred an impairment charge for this concession interest of $328,953, resulting in a carrying value of $-0-, in the twelve months ended December 31, 2014.

We hold a 60% interest in the Valle de Lerma concession in Northern Argentina, where the joint venture partners are Grasta SA, PetroNEXUS and REMSA. 29.4% of Valle de Lerma had been sold to PPL via an agreement dating March 2012, but due to payment defaults, the Company has not transferred the 29.4% interest. The exploration terms are four years for the first period, three years for the second and two years for the last period. Currently our ability to reopen the existing well site is constrained by law, since the location of the well was within the city limits of Salta. Requests made for government approval to override the existing restrictions of the current policy have been rejected. The Company is looking to sell its stake in Valle de Lerma. Valle de Lerma’s book value is $336,383, but is subject to fluctuating interest rates between the Argentine Peso and the US Dollar.

We have incurred an impairment charge of $608,418 and written down to $-0- the carrying amount as of December 31, 2014, of SAHF’s 20% ownership interest in the oil and gas exploration rights to five geographically defined areas in the Salta Province of Northern Argentina.  Four of the blocks were given back to the government or other companies given the joint venture’s inability to fulfill its work unit commitments in the areas. SAHF led exploratory drilling activities in April 2010 on the Guemes Block and in July 2010, SAHF confirmed the existence of hydrocarbons in the well. In 2013, the initial majority working interest owner, Ketsal S.A., sold its share to another firm, which is evaluating whether to proceed further with investments in this concession. Given the circumstances of Guemes, SAHF did not complete its application for its participation in the joint venture and the required government decree.

The Company no longer intends to pursue any of its own operating activities on its oil and gas properties that are not in a carry-over mode. Accordingly, a further impairment charge of $58,498 was incurred with respect to swabbing rig equipment and other miscellaneous equipment we had purchased, and the carrying value of the equipment was written down to $-0-, as of December 31, 2014.

	Concession Investments	Exploration Rights	Total
At January 1, 2013	$545,483	$1,449,541	$1,995,024

Concession payments	-	115,070	115,070

Translation gain (loss)	(135,129)	(365,076)	(500,205)

At December 31, 2013	410,354	1,199,535	1,609,889

Reserve for Impairment	(328,953)	(608,418)	(937,371)

Translation gain (loss)	(81,401)	(254,734)	(336,135)

At December 31, 2014	$-	$336,383	$336,383

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDING DECEMBER 31, 2014 AND 2013

5. INVESTMENT IN OIL REFINERY

As of December 31, 2014, SAHF’s 33.33% stake in the Caimancito Refinery in Jujuy was revoked by the majority owner. Due to the cost of required rehabilitation work, and a partner dropping part of the financing, SAHF decided that it would not further invest by itself in the refinery, leading to the revocation of SAHF’s interest. Currently this refinery is not being operated to produce gasoline or diesel fuel, and the owner has no plans to rehabilitate the facility.

We have incurred an impairment charge of $87,740 and have written down the carrying amount for this property to $-0- as of September 30, 2014.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,
	2014	2013
Oilfield equipment	$-	$52,079

Furniture and equipment	16,386	9,619
Less accumulated depreciation	(16,386)	-
Total property and equipment	$-	$61,698

The Company no longer intends to pursue any of its own operating activities on its current oil and gas properties that are not in a carry-over mode. Accordingly, an impairment charge of $42,110 was incurred with respect to swabbing rig equipment and other miscellaneous equipment we had purchased, and the carrying value of the equipment was written down to $-0-, as of December 31, 2014, All other furniture and equipment was fully depreciated in the year ending December 31, 2014.

7. RELATED PARTY TRANSACTIONS

The Company issued notes to related parties.  As of December 31, 2014 and 2013, the Company owes three shareholders $0 and $150,655, respectively.  Interest expense to related parties for the years ended December 31, 2014 and 2013 amounted to $7,413 and $28,733, respectively.  During the year ended December 31, 2014, the Company paid off notes payable owed to three shareholders in the amount of $150,655, plus accrued interest of approximately $77,000.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDING DECEMBER 31, 2014 AND 2013

8. DEBT

	December 31,
Short – term debt	2014	2013

Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Note payable to third party interest at 6%, due September 20, 2007	-	60,000
Total	$15,000	$75,000

Notes Payable to Related Parties

	December 31,
	2014	2013
Notes payable to three investors, interest at 8%, due July 2014	$-	$150,655
Total	-	150,655
Less current portion	-	-
	$-	$150,655

During the year ending December 31, 2014, the Company paid off notes payable owed to three shareholders in the amount of $150,655, plus accrued interest of approximately $77,000.

During the year ending December 31, 2014, the Company also wrote off a $60,000 Note Payable, plus Accrued Interest of $10,800, to a small company in Mainland China after six years of attempted contact with the note holder to pay off the outstanding note. The Company never received any communication from the note holder and the statute of limitations of Pennsylvania, the note’s governing law, is four years; meanwhile, the note’s maturity date was over eight years ago, on September 20, 2006.

9. ACCRUED EXPENSES

	December 31,
	2014	2013
Accrued compensation	$51,474	$57,792
Accrued interest	6,140	86,208
Total	$57,614	$144,000

10. INCOME TAXES

The Company has not made provision for income taxes in the years ended December 31, 2014 and 2013, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

Deferred income tax assets consist of:

	December 31,
	2014	2013
Net operating loss carry-forwards	$1,746,522	$1,290,308

Less valuation allowance	(1,746,522)	(1,290,308)

Deferred income tax assets, net	$-	$-

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDING DECEMBER 31, 2014 AND 2013

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 43%, the Company has determined it to be more likely than not that a deferred income tax asset of approximately $1,746,522 and $1,290,308 attributable to the future utilization of the approximately $4,061,680 and $3,003,716 in eligible net operating loss carry-forwards as of December 31, 2014 and 2013, respectively, will not be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forwards will begin to expire in varying amounts from year 2019 to 2033.

The Company is subject to taxation in the United States and certain state jurisdictions as well as in Argentina. The Company’s net operating loss carry forwards are subject to examination by the United States and applicable state tax authorities in the year of its utilization.

As of December 31, 2014 and December 31, 2013, the Company had $0 and $633,590, respectively, in long term deferred tax liabilities. The long term deferred tax liability originated from the gain on sale of bidding rights and was placed on the Company’s financials to represent future collections related to the bidding rights. As of December 31, 2014, the Company was no longer confident that it could collect on that sale so it wrote off all of its long term deferred tax liability.

11. STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2014, the board of directors had not authorized the issuance of any series of preferred stock.

Common Stock

The Company has in certain cases issued shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

For the years ended December 31, 2014 and 2013, the Company did not issue and new shares.

During the year ended December 31, 2013, the Company issued warrants to a related party to purchase 1,000,000 shares of its common stock at a price of $0.20 per share. The company recorded compensation expense of for the year ended December 31, 2014 and 2013 of $97,500 and $60,938, respectively.

A summary of warrant activity is detailed below:

		Weighted	Weighted
		Average Exercise	Average Contractual	Aggregated Intrinsic
	Warrants	Price	Term	Value
Outstanding, December 31, 2012	8,211,517	0.21	5.04	-

Granted	1,000,000	$0.20	5.00	200,000

Exercised	-	-	-	-

Outstanding, December 31, 2013	9,211,517	$0.21	4.65 years	$691,052

Granted	-	-	-	-

Exercised	-	-	-	-

Outstanding, December 31, 2014	9,211,517	$0.21	3.65 years	$-

Vested, December 31, 2014	9,024,017	$0.21	2.75 years	$-

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDING DECEMBER 31, 2014 AND 2013

12.  COMMITMENTS AND CONTINGENCIES

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

Rent expense was $29,364 and $49,352 for the years ended December 31, 2014 and 2013, respectively.

EMPLOYMENT AGREEMENTS

On November 8, 2012, the Board of Directors of the Company appointed Malcolm W. Sherman as the Chief Executive Officer of Delta International Oil and Gas, Inc. to fill a vacancy caused by Dr. Peralta’s death. Mr. Sherman’s Executive Contract signed on March 23, 2010 remained valid; the only changes were his position and his salary. Under the Employment Agreement, he was eligible for participation in a bonus pool with other senior executives. The quarterly bonus amounts are based on financial performance comparisons with prior fiscal quarters, beginning with the quarterly reports of the Company for the year 2006 and each subsequent year during the respective terms of each of the Employment Agreements. Such bonus will be pooled with those of other senior executives and computed based on a total bonus pool equal to 15% of the net profits of the Company as set forth in the Company’s SEC filings. Mr. Sherman retired as of December 31, 2014.

The only current Executive Employment Agreement is with Mr. Santiago Peralta dated February 6, 2015 as an Interim CEO, President, and Director for a one (1) year term and an annual salary of $80,000 plus a $5,000 quarterly bonus.

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

COLLECTION RISK

The Company has a large amount of receivables from one partner that are overdue and outstanding. This, coupled with our partner’s payment record, gives the Company some uncertainty on the ability to collect its receivables. Currently, the Company is working with its partner and third parties to settle this outstanding receivable, effectively nullifying its Collection Risk.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our chief executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our chief executive and financial officer have concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of December 31, 2014, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15, based on a material weakness as of that date in our disclosure controls and procedures discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2014. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2014, our internal control over financial reporting is not effective due to the following material weaknesses. Our accounting department does not have the sophistication to critically evaluate and implement accounting principles in certain cases, and at times transactions are recorded improperly, or not recorded contemporaneously and require additional procedures and adjustments to be made by our staff and our auditors. In addition, the size of our staff in our accounting department does not permit segregation of duties as required for our internal control over financial reporting to be effective. We have implemented certain procedures related to improving the ability of our staff to properly record accounting transactions to help minimize the risks associated with this significant deficiency. Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of December 31, 2014, and for the two years then ended, fairly present in all material respects our financial condition and results of operations.

There have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) ) during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, the executive officers and directors of the Company were as follows:

NAME	AGE	TITLE(S)

Santiago Peralta	27	Interim President, CEO and Director

Phillips W. Smith	77	Director

On January 6, 2015, the Board of Directors of the Company approved appointment of Santiago Peralta as the Interim President and CEO of the Company and the retirement of our Chief Executive Officer, Malcolm W. Sherman, his resignation as Chief Executive Officer, President and a director of the Company to be effective as of December 31, 2014.

Santiago L. Peralta, the eldest son of Dr. Daniel Peralta, our former President and Chief Executive Officer, was appointed to the Board of Directors on November 8, 2012 and as Interim CEO and President on January 1, 2015. As a director, from 2012 through 2014, Mr. Peralta has focused on valuating projects and opportunities for Delta, incorporating analyses on financial projections, global and domestic strategy and expansion, and macro- and microeconomic factors. Prior to that, Mr. Peralta served as a Field Operations Manager for Delta and its subsidiary, SAHF, managing the entire company’s accounting and marketing; developing investor relations materials and presentations; directing the mud injection, water logistics team, and drilling contractors during operations; and negotiating and structuring local and foreign partnerships. Santiago graduated from Thunderbird School of Global Management with an international MBA with Distinction, the highest graduating GPA of his class, and recognition for exceptional leadership. Santiago also graduated from WP Carey School of Business with a BS in Business Management with Honors.

Dr. Phillips W. Smith, age 77, has over 35 years of experience with high technology companies serving as both chief executive officer and chairman, and in corporate officer positions at three Fortune 500 companies.  In 2001, Dr. Smith brought TASER International, Inc. public through an IPO and most recently served as Chairman of TASER International, Inc. (Nasdaq: TASR) until his retirement from that position in December 2004. Dr. Smith subsequently resigned his TASER board seat in October 2006.  Since then, Dr. Smith has been actively involved as an investor in start-up companies. Previously, he was Chairman and CEO of CAE Systems (sold to Tektronix Inc. for $75M in 1986), CEO and Chairman of EDGE Computer and CEO and Chairman of ZYCAD, a public company on NASDAQ, and served as Chairman of Lightwave Logic, Inc. from 2010 through 2011. Dr. Smith received his B.S. degree from West Point, an M.B.A. from Michigan State University and a PhD from St. Louis University.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We believe that during 2014 all of our current officers and directors complied with the reporting requirements of Section 16(a).

Item 11. Executive Compensation.

Compensation paid by the Company and its subsidiaries to the Company’s Executive Officers (the “Named Executives”)for the last three fiscal years is shown in the following table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Malcolm W. Sherman, Executive Vice President and Chief Executive Officer from November 8, 2012 to December 31, 2014(1)	2014	$238,824							$238,824
	2013	$238,824							$238,824
	2012	$238,076							$238,076

Santiago Peralta, appointed Interim Chief Executive Officer on January 6, 2015	2014	$60,000							$60,000

(1) Malcolm W. Sherman was appointed Chief Executive Officer on November 8, 2012 following Dr. Peralta’s death on November 7, 2012. Mr. Sherman retired from his positions at the Company effective December 31, 2014, and Santiago Peralta was appointed Interim Chief Executive Officer on January 6, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Malcolm Sherman	632,962			$0.20	12/14/2018

Santiago Peralta	200,000			$0.20	12/14/2018

DIRECTORS' COMPENSATION IN FISCAL 2014

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 13, 2015, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owner*	Number of Shares Owned Beneficially	Percentage**

Santiago Peralta (1)	9,897,694	27.71%

Pablo Peralta(1)	9,683,844	27.26%

West Coast Enterprises Limited	2,116,717	6.55%
Partnership
3225 McLead Dr. #110
Las Vegas, NV 89121-2257

Phillips W. Smith (2)	1,000,000	3.00%

All Officers and Directors as a Group (2 persons)	10,897,694	29.68%

* Unless otherwise stated in the table, the address of each of the stockholders shown in the table is c/o Delta, 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258.

** Based on 32,338,826 shares outstanding on March 13, 2015.

(1) Egani, Inc., of which Santiago Peralta, a director of the Company, and Pablo Peralta, his brother, each owns 50% of the outstanding stock, owns 13,000,001 shares directly. The address of Egani, Inc. is c/o Delta, 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258. Santiago Peralta owns 13,800 shares directly and holds a warrant, expiring December 14, 2018 to purchase 200,000 shares of common stock at an exercise price of $0.20 per share. Santiago Peralta and Pablo Peralta also each hold a 50% interest in a common stock purchase warrant to purchase 6,367,687 shares of common stock, at an exercise price of $0.20 per share, expiring December 14, 2018. The address of Santiago Peralta and Pablo Peralta is c/o Delta, 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258.

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

On May 10, 2013, the Board of Directors of the Company authorized the issuance to Dr. Phillips W. Smith, who was elected on April 25, 2013 as a director of the Company with a term commencing May 1, 2013, a common stock purchase warrant expiring April 30, 2018, to purchase 1,000,000 shares of common stock of the Company at an exercise price per share of $0.20. The number of shares as to which the warrant is exercisable vests in 24 monthly installments, commencing May 31, 2013, the first 23 installments being of 41,666 shares each, and the final installment is of 41,682 shares vesting April 30, 2015, after which date the warrant will be fully vested and exercisable as to the full 1,000,000 shares.

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

Item 14. Audit Fees:

(1) Aggregate fees for the last two years:

2014	2013

$38,000	$38,000

(2) Audit related fees:

2014	2013

$-0-	$-0-

(3) Tax fees:

2014	2013

$-0-	$-0-

(4) All other fees: NA

(5) Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant's full time employees: NA

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  (3)  Exhibits

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.1a	Amendment to Certificate of Incorporation, filed September 1, 2004. Incorporated herein by reference to Exhibit 3.1a to the Company's Current Report on Form 8-K, filed with the Commission on September 3, 2004.

3.1b	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended. Incorporated herein by reference to Exhibit 3.1b to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

3.1c	Certificate of Amendment to Certificate of Incorporation, filed June 26,2007. Incorporated herein by reference to, Exhibit 3.1c to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

3.1d	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended. Incorporated herein by reference to Exhibit 3.1d to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

3.1e	Certificate of Amendment to Certificate of Incorporation, filed May 13, 2009. Incorporated herein by reference to Exhibit 3.1e to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

3.1f	Form of Restatement of Certificate of Incorporation of the Company, as amended. Incorporated herein by reference to Exhibit 3.1f to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

3.2	By-Laws of the Company. Incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.2a	Amendment to Article III, Section I of the By-Laws. Incorporated herein by reference to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 21, 2000.

3.2b	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.2b to the Company’s quarterly report on Form 10-Q, filed with the Commission on May 21, 2012.

4.2a	Delta Mutual, Inc. 2004 Stock Option Plan. Incorporated herein by reference to Exhibit B to the Company's Definitive Proxy Statement, filed with the Commission on June 16, 2004.

4.6	4% Convertible Promissory Note of the Company due May 2006 issued in the principal amount of 193,740 on May 12, 2004. Incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

4.6a	Amendment, dated as of May 2, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6a to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6b	Amendment, dated as of July 6, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6b to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6c	Amendment, dated as of September 8, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6c to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6d	Amendment, dated as of November 21, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6d to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6e	Amendment, dated April 4, 2007, to 4% Convertible Promissory Note in the Principal Amount of $193,740. Incorporated herein by reference to Exhibit 4.6e to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

4.6f	Amendment, dated September 7, 2007 to Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6f to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 9, 2007.

10.15	Strategic Alliance Agreement, dated September 10, 2003, between Delta-Envirotech, Inc. and ZAFF International Ltd. Incorporated herein by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed with the Commission on January 22, 2004.

10.16	Agreement, dated January 14, 2004, by and between Delta Mutual, Inc. and Hi-Tech Consulting and Construction, Inc. Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 6, 2004.

10.26	Executive Employment Agreement, dated May 23, 2005, between Delta Mutual, Inc. and Martin G. Chilek. Incorporated herein by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K, filed with the Commission on May 25, 2005.

10.33e	Form of Amended and Restated 8% Term Notes issued March 6, 2008 by Delta Mutual, Inc. in the aggregate principal amount of $150,655. Incorporated herein by reference to Exhibit 10.33e to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 15, 2008.

10.35	Membership Interest Purchase Agreement, dated March 4, 2008, between Delta Mutual, Inc. and Egani, Inc. Incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.36	Consulting Services Agreement, dated September 10, 2007, between Delta Mutual, Inc. and Security Systems International, Inc. Incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.37	Form of 6% promissory notes issued March 6, 2008 by the Company in the aggregate principal amount of $121,000. Incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.37a	Amendment, dated September 2, 2008, to 6% Promissory Note in the principal amount of $21,000. Incorporated herein by reference to Exhibit 10.37a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.37b	Amendment, dated as of September 18, 2008, to 6% Promissory Note in the principal amount of $100,000. Incorporated herein by reference to Exhibit 10.37b to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.38	6% Promissory Note of the Company issued in the principal amount of $20,000 on April 15, 2008. Incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.38a	Amendment, dated as of October 8, 2008, to 6% Promissory Note in the principal amount of $20,000. Incorporated herein by reference to Exhibit 10.38a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.39	6% Promissory Note of the Company issued in the principal amount of $9,550 on April 28, 2008. Incorporated herein by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.39a	Amendment, dated as of October 10, 2008, to 6% Promissory Note in the principal amount of $9,550. Incorporated herein by reference to Exhibit 10.39a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.40	6 % Promissory Note of the Company issued in the principal amount of $16,900 on May 14, 2008. Incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.40a	Amendment, dated as of November 4, 2008, to 6% Promissory Note in the principal amount of $16,900. Incorporated herein by reference to Exhibit 10.40a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.42	6% Promissory Note of the Company issued in the principal amount of $22,413 on July 7, 2008. Incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.43	6% Promissory Note of the Company issued in the principal amount of $13,350 on September 18,2008. Incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.44	6% Promissory Note of the Company issued in the principal amount of $16,650 on September 19,2008. Incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.45	6% Promissory Note of the Company issued in the principal amount of $10,000 on October 3, 2008. Incorporated herein by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.46	6% Promissory Note of the Company issued in the principal amount of $28,500 on October 22, 2008. Incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.47	6% Promissory Note dated as of November 20, 2008 by Delta Mutual, Inc. to Santiago Peralta in the principal amount of $14,000. Incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.48	Amendment dated as of November 24, 2008 to 6% promissory notes issued to Egani, Inc. in the aggregate principal amount of $43,900. Incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.48a	Second Amendment, dated as of April 16, 2009, to 6% promissory notes issued to Egani, Inc. Incorporated herein by reference to Exhibit 10.48a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2009.

10.48.1	Amendment dated as of December 14, 2008 to 6% promissory notes issued to Security Systems International, Inc. in the aggregate principal amount of $136,900. Incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.49	6% Promissory Note dated as of December 15, 2008 to Security Systems International, Inc. in the principal amount of $8,190. Incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.49a	Second Amendment, dated as of April 16, 2009, to 6% promissory notes issued to Security Systems International, Inc. Incorporated herein by reference to Exhibit 10.49a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2009.

10.50	6% Promissory Note dated as of January 22, 2009 to Security Systems International, Inc. in the principal amount of $7,686. Incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.51	6% Promissory Note dated as of February 10, 2009 to Security Systems International, Inc. in the principal amount of $15,950. Incorporated herein by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.52	6% Promissory Note dated as of February 18, 2009 to Security Systems International, Inc. in the principal amount of $5,000. Incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.53	6% Promissory Note dated as of February 19, 2009 to Malcolm W. Sherman in the principal amount of $5,000. Incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.54	6% Promissory Note dated as of March 20, 2009 to Security Systems International, Inc. in the principal amount of $19,767. Incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.55	6% Promissory Note dated as of March 25, 2009 to Security Systems International, LLC in the principal amount of $8,577. Incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.56	6% Promissory Note dated as of April 2, 2009 to Security Systems International, LLC in the principal amount of $14,987. Incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.57a	Amended and Restated 6% Promissory Noted dated as of April 15, 2009 to Security Systems International LLC. Incorporated herein by reference to Exhibit 10.57a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

10.58	Agreement, dated as of November 1, 2009, between the Company and Valucorp. Incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

10.59	Note Extension Agreement, dated December 31, 2009, between the Company and Neil Berman, the Anthony Panariello Trust, the Danielle Panariello Trust and the Michaela Panariello Trust. Incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

10.60	Partnership Agreement on Kaia Mining Properties, dated March 12, 2010, by and among Southamerican Hedge Fund, Oscar Daniel Chedrese and Servicios Mineros SA. Incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed with the Commission on May 16, 2011.

10.61	Form of Common Stock Purchase Warrant issued December 15, 2011. Incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, filed with the Commission on December 28, 2011.

10.62	Form of Common Stock Warrant issued to Phillips W. Smith. Incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, filed with the Commission on May 14, 2014.

10.63	Executive Employment Agreement, dated March 23, 2010, between the Company and Malcolm W. Sherman. Incorporated herein by reference to Exhibit 10.63 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Commission on September 30, 2014.

10.64	Cooperation Agreement, dated December 20, 2011, between the Company and Principle Petroleum Limited. Incorporated herein by reference to Exhibit 10.64 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Commission on September 30, 2014.

14	Delta Mutual, Inc. Code of Conduct and Business Ethics. Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2005.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith

** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

DELTA INTERNATIONAL OIL & GAS INC.
Dated: April 15, 2015
	By:	/s/ Santiago Peralta
Santiago Peralta, Interim President and Chief Executive Officer, and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on April 15, 2015.

/s/ Santiago Peralta
Santiago Peralta
Interim President and Chief Executive Officer, and Director

/s/ Phillips W. Smith
Phillips W. Smith
Chairman of the Board

