Form 10-Q
period 2015-03-31
Delta International Oil & Gas Inc.
filed 2015-05-15
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 32,338,826 as of May 15, 2015.

DELTA INTERNATIONAL OIL & GAS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$1,060,212	$1,206,177
Receivable from sale of bidding rights and oil and gas properties (net of allowance for doubtful accounts of $3,200,069 as of March 31, 2015 and December 31, 2014, respectively)	-	-
Total current assets	1,060,212	1,206,177

Investment in mineral properties	53,255	55,023
Investments in unproved oil and gas properties	325,563	336,383
Other assets	6,368	6,368

TOTAL ASSETS	$1,445,398	$1,603,951

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$16,173	$13,679
Accrued expenses	55,505	57,614
Note payable	15,000	15,000
Liabilities for uncertain tax positions	26,663	27,549
Total current liabilities	113,341	113,842
Total liabilities	113,341	113,842

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2014 and 2013, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3,233	3,233
Additional paid-in capital	7,143,356	7,118,982
Accumulated deficit	(5,241,169)	(5,100,542)
Accumulated other comprehensive loss	(573,363)	(531,564)
Total stockholders' equity	1,332,057	1,490,109

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,445,398	$1,603,951

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ending March 31,
	2015	2014
Costs and Expenses:
General and administrative	$169,730	$241,835
	169,730	241,835
Loss from operations	(169,730)	(241,835)

Other Income (Expense):
Foreign exchange gain (loss)	29,103	(229,089)
Interest expense	-	(3,238)
Other Income (expense)	29,103	(232,327)
Income (loss) before income taxes	(140,627)	(474,162)

Provision (benefit) for income taxes	-	-

Net Income (loss)	$(140,627)	$(474,162)

Net income (loss) per common share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average common shares - Basic	32,338,826	32,338,826
Weighted average common shares - Diluted	32,338,826	32,338,826

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ending March 31,
	2015	2014

Net earnings (loss)	$(140,627)	$(474,162)
Other comprehensive income (loss):
Foreign currency translation adjustment	(41,799)	(92,307)
Net change in other comprehensive income (loss)	(41,799)	(92,307)
Comprehensive income (loss)	$(182,426)	$(566,469)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ending March 31,
	2015	2014

Cash flows from Operating Activities:
Net income (loss)	$(140,627)	$(474,162)
Warrants issued for services	24,375	24,375
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Changes in operating assets and liabilities	384	9,223
Net cash used in operating activities	(115,868)	(440,564)
Effect of Exchange Rates on Cash	(30,097)	266,478
Net increase (decrease) in cash	(145,965)	(174,086)
Cash - Beginning of period	1,206,177	1,833,407
Cash - End of period	$1,060,212	$1,659,321

Changes in operating assets and liabilities consists of:
Increase (decrease) in accounts payable and accrued expenses	$384	$9,223
Increase (decrease) in liabilities for uncertain tax positions	-	-
Changes in assets and liabilities	$384	$9,223

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Delta International Oil & Gas Inc. (“Delta” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2014 as reported on Form 10-K, have been omitted.

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

As of March 31, 2015, the Company had received deposits in the amount of $4,299,891 from PPL on account of remainder of the proceeds was recorded as a $3,200,109 receivable from the sale of bidding rights and oil and gas properties. As of December 31, 2014, the Company provided a reserve for doubtful accounts of $3,200,069. PPL is not current with the payment schedule set forth in the Cooperation Agreement, and the Company is in discussions with PPL to ensure that all payments provided for under the Cooperation Agreement are made. Because of PPL’s payment default, the Company has not transferred the Valle de Lerma, Tartagal, and Morillo interests.

As of May 13, 2015, the Company was working on an understanding of sale and settlement terms with PPL and a third party. The settlement terms would apply to all previous agreements signed with PPL.

3.  RELATED PARTY TRANSACTIONS

Santiago Peralta, a major shareholder of the Company, was appointed on January 7, 2015 as the Interim CEO, President, Officer, and Director of Delta International Oil and Gas, Inc. The term of the agreement between the Company and Mr. Peralta is one year at an annual salary of US$80,000, plus a quarterly bonus of US$5,000.

Upon Mr. Malcolm W. Sherman’s retirement as of December 31, 2014, the Company chose to honor Mr. Sherman’s contract that extended until March 20, 2015 for his hard work and dedication. The Company did a one-time payout of US$50,357 on January 9, 2015.

4. SUBSEQUENT EVENTS

On April 30, 2015, the two-year term of Phillips W. Smith as a director terminated under the agreement pursuant to which Mr. Smith was retained as a director of the Company.

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

Our Oil and Gas Investments

As of March 31, 2015, the Company, through SAHF, retained 18% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. We do not operate the Tartagal and Morillo concession, and have a minority position in the joint venture. 9% of Tartagal and Morillo had been sold to PPL in March 2012, but due to payment defaults, the 9% were not transferred.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

During the three months ended March 31, 2015, we incurred a net loss of approximately $140,627, as compared to net loss of approximately $474,162 for the three months ended March 31, 2014. The decrease in the net loss for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily due to higher general and administrative expense of approximately $242,000 in 2014, compared to approximately $170,000 in 2015, and a foreign exchange loss of approximately $229,000 in 2014 versus a foreign exchange gain of approximately $29,000 in 2015. Our loss from operations decreased from approximately $242,000 in 2014 to approximately $170,000 in 2015, due to lower general and administrative expense in 2015.

LIQUIDITY AND CAPITAL REQUIREMENTS

At March 31, 2015, we had a working capital surplus of approximately $950,000 compared with a working capital surplus of approximately $1.09 million at December 31, 2014.

At March 31, 2015, we had total assets of approximately $1.45 million compared to total assets of approximately $1.60 million at December 31, 2014. Net cash used in operating activities in the three months ended March 31, 2015 was $115,868, as compared with net cash used in operating activities of $440,564 in 2014; net cash generated by investing activities was $-0- in 2014 and 2015; and net cash generated from financing activities was $-0- in 2014 and 2015.

Effective March 30, 2012, we entered into an Asset Purchase and Cooperation Agreement (the “Cooperation Agreement”) with Principle Petroleum Limited (“PPL”), headquartered in the British Virgin Islands. Under the Cooperation Agreement, we agreed to sell to PPL, for a price of $7,000,000 certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by SAHF on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa. The San Salvador, Libertador, and Selva Maria concessions have since been awarded by the government to another party. Pursuant to a separate Agreement dated March 31, 2012, we agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of US$500,000. PPL had also agreed in an Undertaking to provide funds to the operating entity of Valle de Lerma (and the other concessions, if our bid had been approved) in the aggregate amount of up to US $10,000,000.

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

For the past year, we have been in talks with PPL and a third party to settle the Cooperation Agreement as well as potentially sell a larger stake in our properties. As of May 13, 2015, we were in the process of formulating the final terms of the contract.

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

NEW FINANCIAL ACCOUNTING STANDARDS

For a summary of new financial accounting standards applicable to the Company, please refer to the notes to the financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

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

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

DELTA INTERNATIONAL OIL & GAS INC.

BY:	/s/ Santiago Peralta
Santiago Peralta
Interim President and Chief Executive Officer, and Principal Financial Officer

Dated: May 15, 2015

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

