Form 10-Q
period 2015-06-30
Delta International Oil & Gas Inc.
filed 2015-08-14
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 32,338,826 as of August 13th, 2015.

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

The results of operations for the six and three months ended June 30, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$949,463	$1,206,177
Receivable from sale of bidding rights and oil and gas properties (net of allowance for doubtful accounts of $3,200,069 as of March 31, 2015 and December 31, 2014, respectively)	-	-
Total current assets	949,463	1,206,177

Investment in mineral properties	51,706	55,023
Investments in unproved oil and gas properties	316,103	336,383
Other assets	6,368	6,368

TOTAL ASSETS	$1,323,640	$1,603,951

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$18,373	$13,679
Accrued expenses	50,575	57,614
Note payable	15,000	15,000
Liabilities for uncertain tax positions	25,888	27,549
Total current liabilities	109,836	113,842
Total liabilities	109,836	113,842

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,233	3,233
Additional paid-in capital	7,151,482	7,118,982
Accumulated deficit	(5,393,273)	(5,100,542)
Accumulated other comprehensive loss	(547,638)	(531,564)
Total stockholders' equity	1,213,804	1,490,109

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,323,640	$1,603,951

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ending June 30,		Six months ending June 30,
	2015	2014	2015	2014
Costs and Expenses:
General and administrative	$115,556	$199,096	$285,286	$440,931
	115,556	199,096	285,286	440,931
Loss from operations	$(115,556)	$(199,096)	$(285,286)	$(440,931)

Other Income (Expense):
Foreign exchange gain (loss)	(36,547)	(29,451)	(7,445)	(258,540)
Interest expense	-	(3,238)	-	(6,476)
Other Income (expense)	(36,547)	(32,689)	(7,445)	(265,016)
Loss before income taxes	(152,103)	(231,785)	(292,731)	(705,947)

Provision (benefit) for income taxes	-	-	-	-

Net Loss	$(152,103)	$(231,785)	$(292,731)	$(705,947)

Net income (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares – Basic and Diluted	32,338,826	32,338,826	32,338,826	32,338,826

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ending June 30,		Six months ending June 30,
	2015	2014	2015	2014

Net earnings (loss)	$(152,103)	$(231,785)	$(292,731)	$(705,947)
Other comprehensive income (loss):
Foreign currency translation adjustment	25,725	(4,337)	(16,074)	(96,644)
Net change in other comprehensive income (loss)	25,725	(4,337)	(16,074)	(96,644)
Comprehensive income (loss)	$(126,378)	$(236,122)	$(308,805)	$(802,591)

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ending June 30,
	2015	2014

Cash flows from Operating Activities:
Net income (loss)	$(292,731)	$(705,947)
Warrants issued for services	32,500	48,750
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Changes in operating assets and liabilities	(2,345)	53,339
Net cash used in operating activities	(262,576)	(603,858)
Cash flows from investing activities:
Effect of Exchange Rates on Cash	5,862	256,503
Net increase (decrease) in cash	(256,714)	(347,355)
Cash - Beginning of period	1,206,177	1,833,407
Cash - End of period	$949,463	$1,486,052

Changes in operating assets and liabilities consists of:
Increase (decrease) in accounts payable and accrued expenses	$(2,345)	$53,339
Increase (decrease) in liabilities for uncertain tax positions	-	-
Changes in assets and liabilities	$(2,345)	$53,339

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As of March 31, 2015, the Company had received deposits in the amount of $4,299,891 from PPL on account of remainder of the proceeds was recorded as a $3,200,069 receivable from the sale of bidding rights and oil and gas properties. As of December 31, 2014, the Company provided a reserve for doubtful accounts of $3,200,069. PPL is not current with the payment schedule set forth in the Cooperation Agreement, and the Company is in discussions with PPL to ensure that all payments provided for under the Cooperation Agreement are made. Because of PPL’s payment default, the Company has not transferred the Valle de Lerma, Tartagal, and Morillo interests.

As of August 13, 2015, the Company was working on an understanding of sale and settlement terms with PPL and a third party. The settlement terms would apply to all previous agreements signed with PPL. The timeline for the completion of this agreement remains uncertain.

3.  RELATED PARTY TRANSACTIONS

In the second quarter of 2015, the Company started to award performance bonuses to its non-executive employees. Pablo Peralta, a major shareholder of the Company and the SAHF Coordinator, was awarded a $1,036 bonus for his first quarter performance. These quarterly performance bonuses can be expected every quarter.

4. SUBSEQUENT EVENTS

On July 16, 2015, the Company, through SAHF, LLC, made a commitment to give a bonus to Alberto Mac Mullen of up to US$500,000 in the event of the completion of a sale of Tartagal, Morillo, and Valle de Lerma. The final amount of the bonus will be determined by the selling price of the properties.

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

Our Oil and Gas Investments

As of June 30, 2015, the Company, through SAHF, retained 18% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. We do not operate the Tartagal and Morillo concession, and have a minority position in the joint venture. 9% of Tartagal and Morillo had been sold to PPL in March 2012, but due to payment defaults, the 9% were not transferred.

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

Even though the Company is not currently pursuing any of its own operating activities on its oil and gas properties that are not in a carry-over mode, it is still evaluating all options to assure the most optimal scenario regarding the concession known as Valle de Lerma.

Pending negotiations with PPL discussed below, we are currently working on potential contracts with other buyers. In July, 2015, a limited power of attorney was signed to initiate this process. Agreements forming new partnerships, and partial sales, are expected to happen in the third quarter of 2015.

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

The Company does not currently hold any interest in any other mining concession.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

During the six months ended June 30, 2015, we incurred a net loss of approximately $293,000, as compared to net loss of approximately $706,000 for the six months ended June 30, 2014. The decrease in the net loss for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily due to lower general and administrative expense of approximately $441,000 in 2014, compared to approximately $285,000 in 2015, and a foreign exchange loss of approximately $258,500 in 2014 versus a foreign exchange loss of approximately $7,000 in 2015.

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

During the three months ended June 30, 2015, we incurred a net loss of approximately $152,000, as compared to net loss of approximately $232,000 for the three months ended June 30, 2014. The decrease in the net loss for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily due to higher general and administrative expense.

LIQUIDITY AND CAPITAL REQUIREMENTS

At June 30, 2015, we had a working capital surplus of approximately $840,000 compared with a working capital surplus of approximately $1.09 million at December 31, 2014.

At June 30, 2015, we had total assets of approximately $1.30 million compared to total assets of approximately $1.60 million at December 31, 2014. Net cash used in operating activities in the six months ended June 30, 2015 was $262,576, as compared with net cash used in operating activities of $603,858 in 2014; net cash generated by investing activities was $-0- in 2014 and 2015; and net cash generated from financing activities was $-0- in 2014 and 2015.

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

For the past year, we have been in talks with PPL and a third party to settle the Cooperation Agreement as well as potentially sell a larger stake in our properties. As of the date of this report, we were in the process of formulating the final terms of the contract.

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

SAHF also has “minimum expected income” tax in Argentina. This tax is expected to be around US$30,000 in the third quarter of 2015.

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

The Company assesses potential impairment of its long-lived assets, which include its property and equipment, investments, and its identifiable intangibles such as deferred charges under the guidance of ASC 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

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

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

DELTA INTERNATIONAL OIL & GAS INC.

Dated: August 14, 2015	BY:	/s/ Santiago Peralta
Santiago Peralta
Interim President and Chief Executive Officer, and Principal Financial Officer

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

