Form 10-Q
period 2015-09-30
Delta International Oil & Gas Inc.
filed 2015-11-16
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 32,338,826 as of November 16, 2015.

DELTA INTERNATIONAL OIL & GAS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all material adjustments that are necessary for a fair presentation for the periods presented have been reflected. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the nine and three months ended September 30, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$775,083	$1,206,177
Receivable from sale of bidding rights and oil and gas properties (net of allowance for doubtful accounts of $3,200,069 as of September 30, 2015 and December 31, 2014, respectively)	-	-
Total current assets	775,083	1,206,177

Investment in mineral properties	51,451	55,023
Investments in unproved oil and gas properties	314,545	336,383
Other assets	6,368	6,368

TOTAL ASSETS	$1,147,447	$1,603,951

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$15,248	$13,679
Accrued expenses	52,232	57,614
Notes payable	26,906	15,000
Liabilities for uncertain tax positions	25,760	27,549
Total current liabilities	120,146	113,842
Total liabilities	120,146	113,842

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,233	3,233
Additional paid-in capital	7,151,481	7,118,982
Accumulated deficit	(5,539,293)	(5,100,542)
Accumulated other comprehensive loss	(588,120)	(531,564)
Total stockholders' equity	1,027,301	1,490,109

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,147,447	$1,603,951

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ending September 30,		Nine months ending September 30,
	2015	2014	2015	2014
Costs and Expenses:
General and administrative	$127,731	$185,008	$413,016	$625,939
Impairment charge		1,119,913		1,119,913
	$127,731	1,304,921	413,016	1,745,852
Loss from operations	$(127,731)	$(1,304,921)	(413,016)	(1,745,852)

Other Income (Expense):
Foreign exchange gain (loss)	(18,290)	(37,870)	(25,735)	(296,410)
Interest expense	-	(712)	-	(7,188)
Other Income (expense)	(18,290)	(38,582)	(25,735)	(303,598)
Loss before income taxes	(146,021)	(1,343,503)	(438,751)	(2,049,450)

Provision (benefit) for income taxes	-	-	-	-

Net Loss	$(146,021)	$(1,343,503)	$(438,751)	$(2,049,450)

Net income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.04)	$(0.01)	$(0.06)

Weighted average common shares – Basic	32,338,826	32,338,826	32,338,826	32,338,826
Weighted average common shares – Diluted	32,338,826	32,338,826	32,338,826	32,338,826

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ending September 30,		Nine months ending September 30,
	2015	2014	2015	2014

Net earnings (loss)	$(146,021)	$(1,343,503)	$(438,751)	$(2,049,450)
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,758)	(4,337)	(56,556)	(96,654)
Net change in other comprehensive income (loss)	(14,758)	(4,337)	(56,556)	(96,654)
Comprehensive income (loss)	$(160,779)	$(1,347,840)	$(495,307)	$(2,146,104)

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ending September 30,
	2015	2014

Cash flows from Operating Activities:
Net income (loss)	$(438,751)	$(2,049,450)
Warrants issued for services	32,499	48,750
Reserve for impairment	-	1,119,913
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Changes in operating assets and liabilities	(3,814)	(6,258)
Net cash used in operating activities	(410,066)	(887,045)
Cash flows from investing activities:
Proceeds from sales of oil and gas properties and bidding rights	-	200,000
Net cash provided by investing activities	-	200,000

Cash flows from financing activities:
Settlement of notes payable to related parties		(150,655)
Proceeds from notes payable	12,000	-
Net cash provided by financing activities	12,000	(150,655)
Effect of Exchange Rates on Cash	(33,028)	255,962
Net increase (decrease) in cash	(431,094)	(581,738)
Cash - Beginning of period	1,206,177	1,833,407
Cash - End of period	$775,083	$1,251,669

Changes in operating assets and liabilities consists of:
(Increase) decrease in other assets	-	370
Increase (decrease) in accounts payable and accrued expenses	$(3,814)	$(6,628)
Changes in assets and liabilities	$(3,814)	$(6,258)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$76,681
Cash paid for income taxes	$-	$-

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

As of March 31, 2015, the Company had received deposits in the amount of $4,299,891 from PPL on account of remainder of the proceeds was recorded as a $3,200,069 receivable from the sale of bidding rights and oil and gas properties. As of December 31, 2014, the Company provided a reserve for doubtful accounts of $3,200,069. PPL is not current with the payment schedule set forth in the Cooperation Agreement, and the Company is in discussions with PPL to ensure that all payments provided for under the Cooperation Agreement are made. Because of PPL’s payment default, the Company has not transferred the Valle de Lerma, Tartagal, and Morillo interests. The Company, however, did incorporate High Luck Group (a subsidiary of New Times Energy) into the official UTE for Valle de Lerma, as per PPL’s request.

As of November 16, 2015, the Company was working on an understanding of sale and settlement terms with PPL and a third party. The settlement terms would apply to all previous agreements signed with PPL. The timeline for the completion of this agreement remains uncertain.

3. NOTE PAYABLE

On July 24, 2015, SAHF borrowed $12,000 from an Argentine citizen. The short-term note was for 15 days without interest. The Company was going to repay the $12,000 by bank transfer, but it has not received the bank transfer information yet. It is expected that the note will be fully paid back at the end of the fourth quarter of 2015 with no penalty.

SAHF used the funds of $12,000 to pay for corporate taxes and minimum presumed income taxes in Argentina.

4.  RELATED PARTY TRANSACTIONS

During the third quarter, Pablo Peralta, a major shareholder of the Company and the SAHF Coordinator, was awarded a $2,314 bonus for his third quarter performance. These quarterly performance bonuses can be expected every quarter.

5. POTENTIAL MANAGER BONUS

On July 16, 2015, the Company, through SAHF, LLC, made a commitment to give a bonus to Alberto Mac Mullen of up to $500,000 in the event of the completion of a sale of Tartagal, Morillo, and Valle de Lerma. The final amount of the bonus will be determined by the selling price of the properties.

6. EQUITY

On May 10, 2013, the Board of Directors of the Company authorized the issuance of a common stock purchase warrant effective May 1, 2013, to purchase 1,000,000 shares of common stock, on or before April 30, 2018, at an exercise price of $0.20 per share, to Phillips W. Smith, a director of the Company. Dr. Smith completed his two-year term with the Company on April 30, 2015 and his board membership was not renewed. The remaining warrants were expensed at the $32,499 as they were fully vested as of September 30, 2015.

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

Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in the parent of South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”).  For accounting purposes, the transaction was treated as a recapitalization of the Company as of March 4, 2008, with the parent of SAHF as the acquirer. SAHF maintains a branch office in Argentina, where it has made investments in oil and gas exploration and development activities.

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

The Company's business is subject to the risks of its oil and gas investments in South America. Our investments at this time are in the oil and gas sector in Argentina. Argentina is in technical default on its external debt and, although negotiations to remedy this default are in process, it not certain how and when this situation will be resolved.

In October 2015, the Argentinean presidential elections took place. Daniel Scioli from the Judalist Party (part of the Peronista movement) narrowly won the elections. Considering the small margin of Scioli’s victory, Argentina will have a second presidential election in November 2015 that takes place between the top two candidates. The second top candidate of the October election was Mauricio Macri of the PRO Party (a center-right political party). In the November elections, Mauricio Macri is expected to emerge as the victor.

If this is the case, then Argentina is expected to devalue its currency allowing for the discrepancy between its official dollar rate and its “dollar blue” rate to narrow- maybe even down to zero. Another expectation in the case of Macri’s victory is that the economy will open up and become more business-friendly, attracting FDI from across the world because of Argentina’s natural resources and educated workforce. As such, with an Argentina led by Macri, it is expected that Argentina’s macroeconomic and political indicators will improve drastically from the past eight years.

In regards to oil and gas, Argentina poses an interesting opportunity for producers. The global oil price (as measured by the WTI or Brent Crude indices) fluctuates in the $40-50 per barrel range. In contrast, Argentina’s fixed internal oil price is US$77 per barrel. While this price is not sustainable in the long run, producers can take advantage of this price for the foreseeable future.

8

The gas industry has a similar story. The price per thousand cubic feet of natural gas in the United States is currently around $2.50. In contrast, Argentine government subsidies are helping pay for an artificial $7.50 per thousand cubic feet of natural gas. This price is to incentivize local gas explorers and producers to maintain high levels of production in order to keep the electric grid operating. The alternative for Argentina is to import natural gas from abroad in priced in US dollars. The problem that Argentina is having is that its reserves are at only $33 billion. Overall, Argentina’s strategy is to push more companies to drill into the Vaca Muerta shale gas formation and turn the country into a net energy exporter once again. The primary estimated effect that these industry and economic indicators will have is that there will most likely be an increase in FDI in oil and gas in Argentina.

The likelihood of success of the Company must be considered in light of the capital requirements, expenses, difficulties, delays and unanticipated challenges encountered in connection with the operations of oil and gas concessions in Argentina.

Our Oil and Gas Investments

As of September 30, 2015, the Company, through SAHF, retained 18% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. We do not operate the Tartagal and Morillo concession, and have a minority position in the joint venture. 9% of Tartagal and Morillo had been sold to PPL in March 2012, but due to payment defaults, the 9% were not transferred. Currently, High Luck Group (subsidiary of New Times Energy) is the operator of Tartagal and Morillo. High Luck Group is looking to extend the joint venture’s working commitment deadline and drill two exploratory wells in Morillo. If High Luck Group does not succeed in extending the working commitment deadline for one more year, then the joint venture’s interest in the concession will have a high probability of being stripped by the government.

We hold a 60% interest in the Valle de Lerma concession in Northern Argentina, where the joint venture partners are Grasta SA, PetroNEXUS and REMSA. 29.4% of Valle de Lerma had been sold to PPL via an agreement dating March 2012, but due to payment defaults, the Company has not transferred the 29.4% interest by government decree. As per PPL’s request, High Luck Group was placed in the official joint venture for Valle de Lerma. While High Luck ’s working capital commitment to the Valle de Lerma joint venture is still in place, High Luck has defaulted in this as well. Currently, SAHF has paid 100% of the costs, but High Luck Group is liable for 50% of those.

The exploration terms for Valle de Lerma are four years for the first period, three years for the second, and two years for the last period. Currently, our ability to reopen the targeted existing well site is constrained by law, since the location of the well was within the city limits of Salta. Requests made for government approval to override the existing restrictions of the current policy have been rejected. The Company is looking to sell its full stake in Valle de Lerma. Currently, the Company is finalizing the terms of the sale; however, there is uncertainty regarding the time frame given the past experience with selling properties.

Even though the Company is not currently pursuing any of its own operating activities on its oil and gas properties that are not in a carry-over mode, it is still evaluating all options to assure the most optimal scenario regarding the concession known as Valle de Lerma.

Pending negotiations with PPL, we are currently working on potential contracts with other buyers. SAHF signed a limited power of attorney in July 2015 to initiate the purchase/sale process with other potential buyers. Agreements forming new partnerships, and partial sales, were expected to happen in the third quarter of 2015, but have been delayed until the fourth quarter of 2015.

Lithium Mining Property

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

During the nine months ended September 30, 2015, we incurred a net loss of approximately $439,000, as compared to net loss of approximately $2.0 million for the nine months ended September 30, 2014. The decrease in the net loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily due to: higher general and administrative expense of approximately $626,000 in 2014, compared to approximately $413,000 in 2015; a non-recurring impairment charge of approximately $1.1 million in the third quarter of 2014; and a foreign exchange loss of approximately $296,000 in 2014 versus a foreign exchange loss of approximately $26,000 in 2015.

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

During the three months ended September 30, 2015, we incurred a net loss of approximately $146,000, compared to net loss of approximately $1.3 million for the three months ended September 30, 2014. The decrease in the net loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily due to: a non-recurring impairment charge of approximately $1.1 million in the third quarter of 2014, lower general and administrative expenses in 2015 and lower foreign exchange losses in 2015.

LIQUIDITY AND CAPITAL REQUIREMENTS

At September 30, 2015, we had a working capital surplus of approximately $655,000 compared with a working capital surplus of approximately $1.1 million at December 31, 2014.

At September 30, 2015, we had total assets of approximately $1.2 million compared to total assets of approximately $1.6 million at December 31, 2014. Net cash used in operating activities in the nine months ended September 30, 2015 was approximately $410,000, as compared with net cash used in operating activities of $887,000 in 2014; net cash generated by investing activities was $200,000 in 2014 and $- in 2015; and net cash generated from financing activities was $-0- in 2014 and approximately $12,000 in 2015.

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

For the past year, we have been in talks with PPL and a third party to settle the Cooperation Agreement as well as potentially sell a larger stake in our properties. In the third quarter of 2015, one of the negotiating parties underwent a change of upper management, causing the talks to deteriorate. A negotiated agreement is now looking like it has a lower probability than in the past.

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

SAHF also has “minimum expected income” tax in Argentina. In the third quarter of 2015, SAHF has spent about US$12,000 in minimum expected income tax in Argentina to bring all of its tax positions up-to-date.

In 2015, Delta has considerably lowered its operating expenses and SG&As in order to look for other opportunities for investment in the oil and gas sector.

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

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

DELTA INTERNATIONAL OIL & GAS INC.

Dated: November 16, 2015	BY:	/s/ Santiago Peralta
Santiago Peralta
Interim President and Chief Executive Officer, and Principal Financial Officer

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document