Form 10-K
period 2015-12-31
Delta International Oil & Gas Inc.
filed 2016-04-14
CIK 1112985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Smaller reporting company	☐	Non-accelerated filer	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,545,998.

Number of shares of Common Stock outstanding as of March 31, 2016: 32,338,826.

ii

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2016, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

Unless the context otherwise requires, the terms the “Company", “Delta”, "we," "our" and "us" refer to Delta International Oil & Gas Inc. and, as the context requires, its consolidated subsidiaries.

Background

Delta was incorporated in Delaware on November 17, 1999. Our name was changed from Delta Mutual Inc. to our present name on October 29, 2013.

The primary focus of the Company’s business to date has been its South American Hedge Fund LLC (“SAHF”) subsidiary, which has investments in oil and gas concessions in Argentina. Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in SAHF. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with the parent of SAHF as the acquirer. Four oil and gas investments were contributed to the Company as part of this reverse merger transaction. SAHF maintains a branch office in Argentina, where it has conducted oil and gas exploration and development activities.

Our principal offices are located at 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258. Our telephone number is (480)483-0420. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "DLTZ".

General

Our current operations are that of an independent oil and gas company engaged in oil and gas concession investments in Argentina discussed below.

We are in the process of transitioning to other business sectors; we have made an initial investment in a company involved in the development of a technology for the transportation and desalination of water, using a specific propulsion technology that had been deemed uneconomic until present-day. We are planning to become actively involved in this area with this company, possibly as a distributor in specified territories or otherwise. Our investment was made in the first quarter of 2016.

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

During 2015, Delta discussed with several potential buyers the sale of its stake in its subsidiary, SAHF, LLC., as well as evaluated 30+ opportunities involving projects, company acquisitions, and reverse mergers to propel the company into its next stage. By the end of 2015, Argentina’s political landscape had changed dramatically to a more market-friendly government and its consequences will take years to unfold. Simultaneously, Delta had been in negotiations with a potential buyer to purchase SAHF, LLC, and it had narrowed down its options for the next steps to two opportunities: one consisting of a reverse merger and one consisting of an investment in a technology company.

As of the date of this report, we are in discussions with another party for the potential sale of our stake in our properties in Argentina, which is expected to happen by the second quarter of 2016. No assurances can be provided that these negotiations will result in a definitive agreement leading to the sale of our Argentina oil and gas properties.

In the first quarter of 2016, we have made an investment discussed above into a water transportation and desalination technology company that is in its developmental stage.

Our Oil and Gas Investments

SAHF has held interests in a total of ten oil and gas concessions in northern Argentina acquired in 2006, 2007, 2008, and 2011. Currently, SAHF holds interests in three concessions. The joint venture operators (of which SAHF is the operator of only Valle de Lerma) of the respective concessions have undergone all the required processes to obtain the necessary government and environmental operating permits for the commercial exploitation of these concessions. While we are not the operators of certain of these concessions, we have representation on the operating committees that are responsible for managing the business affairs of these concessions.

At December 31, 2015 the SAHF participations in the Argentina concessions are as follows:

Block	Province	Status	Delta [SAHF] %	Partner(s)
Tartagal	Salta	2 Work over wells drilled; 2 exploratory wells to be drilled	18% CO	New Times Energy (HK), Maxipetrol
Morillo	Salta	3D seismic interpretation; 2 exploratory wells to be drilled	18% CO	New Times Energy (HK), Maxipetrol
Valle de Lerma	Salta	Workover deemed undrillable	30.6%	Remsa, PetroNexus, Grasta, New Times Energy (HK)

*CO means a carryover interest in the project.

** In the Tartagal and Morillo concessions the carry over mode relieved SAHF from the payment of canons, landlord fees of any kind or any other expense until production is realized. In the exploratory area Valle de Lerma, proportional exploratory canons were paid as explained in the financials.

Agreements with Principle Petroleum Limited

Effective March 30, 2012, we entered into an Asset Purchase and Cooperation Agreement (the “Cooperation Agreement”) with Principle Petroleum Limited (“PPL”), headquartered in the British Virgin Islands. Under the Cooperation Agreement, we agreed to sell to PPL, for a price of $7,000,000 certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by SAHF, including interests in Valle de Lerma in the province of Salta. Pursuant to a separate Agreement dated March 31, 2012, we agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of US$500,000. PPL has paid US$4,300,000 towards the Cooperation Agreement and has defaulted on the balance of the payments. The interests in the Tartagal and Morillo concessions have not yet been transferred to PPL due to PPL’s payment default. High Luck Group is included in the Valle de Lerma UTE as requested by PPL, but the official government decree has not been made including High Luck Group as an owner of the concession.

As of March 31, 2016, Delta had signed a power of attorney to facilitate negotiations regarding the settlement terms for the Cooperation Agreement with PPL and a third party.

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

Tartagal and Morillo Concessions

Tartagal Oriental - The Tartagal Oriental (“Tartagal”) exploration license area, extended to March 2016, covers 7,065 square kilometers in Salta Province, located in the northern part of Argentina. Exploration dates back into the mid-20th century, and 22 wells, some oil producers, have been drilled in Tartagal Oriental since the 1960s. Of the 22 wells that have been drilled in Tartagal Oriental in the past decades, several were judged to be workover candidates by High Luck Group, the operator and majority owner. High Luck has invested approximately $60 million to date on: 1) geological studies, 2) 2D and 3D seismic surveys on both blocks, 3) two work-over drills, and 4)an exploratory well drill in Tartagal. Production from the two Campo Alcoba test wells commenced in 2011, continued into 2012, and then shut down due to large quantities of water in the oil. One more exploratory well is planned by the major partner.

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

Under the terms of the carry over, 50% of the production profits will be applied to the investment payment. The balance of the production profits (50%) will be distributed proportionally according to the respective interests of the JV members. These terms only apply to the Tartagal and Morillo concessions.

Admission of SAHF to Joint Ventures Operating Oil Concessions- The approval for the Tartagal and Morillo Blocks application was filed in August 2010 and approved May 11, 2011. SAHF has free and clear title to its 18% carry-over interest in the property, subject to a possible sale.

Current Status- High Luck Group, in their character as the majority owner and operators of the Tartagal and Morillo UTE, has been required to present to the Secretary of Energy of Salta a plan for an extension of its drilling commitments in the property by March, 2016. High Luck Group is in the process of presenting the plan for the extension of the concessions, but there is no guarantee that the UTE will be granted the extensions.

As mentioned, Delta is currently negotiating with PPL and New Times Energy (owner of High Luck Group) to sell SAHF, LLC, which includes an 18% interest in Tartagal and Morillo.

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

SAHF is the responsible operator. The exploration terms are four years for the first period, three years for the second and two years for the last period.

SAHF currently owns 30.6% of the rights to explore Valle de Lerma; Grasta owns 5%; PetroNEXUS owns 30%; and Remsa owns 5%. 29.4% of the rights were sold to PPL under the PPL Agreement and High Luck Group was included in the UTE as 29.4% owners and 50% liable for all expenses as requested by PPL. However, the official government decree acknowledging High Luck Group as an owner has not yet been made.

Delta has spent about $500,000 and complied with about $800,000 of work unit commitments in relation to Valle de Lerma of which High Luck Group is liable for 50%. Additionally, the end of the first period for Valle de Lerma is in March 2016- which the UTE is not looking to extend.

Delta is currently negotiating the terms to sell its full stake in SAHF, LLC which includes its 30.6% interest in Valle de Lerma, to a third party. There is currently uncertainty whether or not an agreement will be reached.

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

Delta is not expecting a sale of the lithium property within the next year due to 1) the current price of lithium, 2) lithium’s abundance in the surrounding area, and 3) Delta’s primary focus on other projects. The Company’s focus on other projects since 2011 because of the lithium property’s low current value has created uncertainty regarding the property’s title and ownership.

Development Activities

Currently, the only two properties in which the Company has an interest that are being developed are Tartagal and Morillo- which the Company’s interests are on a carry-over basis on both.

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

Customers

Petroleum and natural gas in the Northwest Basin of Argentina are traded freely and on a transaction by transaction basis. There are no long term contracts due to the supply deficit in this area. The buyers are the local refineries in Buenos Aires, and deliveries are made by pipelines or by truck in remote sites. Refineries pay for the transportation cost.

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

Competition

The northwest basin in Argentina is relatively unexplored because of the geological formations present and the high water content in production. Therefore, many of the major oil companies do not present themselves as competitors in the area.

The current oil price, however, has increased the competition for oil project funding around the world. In that sense, competition is tougher than it has been in the last decade. Therefore, the company is looking to move either to another type of energy project, or down the supply chain in oil and gas.

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

Since Mauricio Macri was sworn in as president on December 10, 2015, Argentina has been going through an aggressive reform agenda. On December 14, the government removed taxes on agricultural products such as wheat, beef and corn and reduced them on soybeans. On December 16, the new finance minister, Alfonso Prat-Gay, lifted currency controls on the Argentinean peso letting it float freely, as well as lifting the dollar purchasing restriction to $2,000,000 a month for corporations and individuals. The reforms continued in January 2016 when Macri removed most utility subsidies and raised tariffs on wholesale energy prices, which had been stagnant for more than 10 years. Argentina also got a $5 billion loan and negotiated an agreement with U.S. hedge funds to settle the long-standing default legal conflict.

In the oil and energy sector, the President has focused on replacing key officials in the Energy Department across the country. He is also in the process of replacing part of the top management and board of directors at the national oil company – YPF. Currently, the oil and natural gas prices applicable domestically are artificially set at $67.50/bbl and up to $7.50/MCF, respectively, in order to keep exploration attractive and to meet domestic energy needs.

On February 29, 2016, the government reached a settlement with four of its largest external creditors. Currently, the deal is being presented to Congress for final approval.

There are no restrictions for the payment abroad of interest, dividends or profits, royalties and other commercial payments duly supported by the corresponding documentation. There are presently no restrictions on foreign investment in the capital of local corporations.

Research and Development

We do not anticipate performing any significant product research and development under our plan of operation regarding our oil and gas properties.

Investment in MHD Tech

The investment that Delta made into MHD Tech will be primarily for research and development purposes. Since MHD Tech is currently running lean in order to concentrate on validation of the technology, a company has been chosen to run simulations on the product. The simulations on the desalination and water transportation technology will determine factors such as: quantity of materials needed, flow rates, energy output vs energy input, and configuration suggestions. The simulations will be based off a working prototype developed in the 1990s by Mitsubishi. The simulations are expected to start in mid-April and take two months.

If the simulations results prove positive, then the next step will be to develop a full-functioning prototype of the technology. This effort will be led by one of the leading authorities in the world in the field of fluid dynamics and will be executed by a Texas research lab. This step is expected to take another month.

Employees

Currently, we have two management employees in Delta: Santiago L. Peralta, Interim President and Chief Executive Officer, and Pablo D. Peralta, SAHF Coordinator. In Delta’s subsidiary, SAHF, Alberto MacMullen is the manager of the SAHF’s Argentina branch. In the past, we have used temporary independent contractors while in oil drilling operations.

Available Information

We maintain a website at the address www.deltaoilngas.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Item 1A. Risk Factors.

General

Although our Board has determined to evaluate the acquisition of a public or private entity that operates outside of the oil and gas industry or to transition the Company’s operations to another business sector, we have no arrangements or understandings with respect to any such acquisition at this time.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity outside the oil and gas industry, but have made an initial investment in a desalinization technology company and are evaluating the potential for entry into that sector . There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities in another sector or in concluding a business combination. We cannot provide assurances that we will be able to negotiate such a business combination on terms favorable to us.

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

The sale of our oil and gas properties may not materialize.

For the past 18 months, the Company has been working on selling its Argentine concessions to one of its partners. While the Company believes that the sale will happen, there is a large number of factors that the Company cannot control and could affect the sale adversely. If the sale does not go through, then the Company will continue to be involved in oil and gas exploration efforts in Argentina from a non-operative level. In that case, the region and industry risks remain relevant.

This will also limit the number of investments that the Company will be able to make in other projects or it will cause the Company to raise funds in the capital markets to make further investments. Currently, the Company has no commitments that depend on the closing of this transaction.

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

Argentina has devalued its currency, the peso, in 2002, 2014, and 2015. We believe that the effect on oil and gas production operations will be basically to increase an operator’s costs and thereby lower its profitability.

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

Our oil and natural gas investments are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Decisions to purchase, explore, develop or otherwise exploit prospects or properties in which we have invested will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

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

Exploration, development, production and sale of oil and natural gas are subject to extensive federal and provincial regulation in Argentina. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

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

Operations of properties in which we have investments may incur substantial liabilities to comply with environmental laws and regulations.

The oil and gas operations in which we have invested are subject to stringent federal and provincial laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations require an environmental impact study before drilling commences; and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of penalties or the incurrence of investigatory or remedial obligations.

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

Our future profitability will depend on our ability to attract and retain qualified personnel. The loss of any key executives or other key personnel could have a material adverse effect on investments results and revenues. In particular, the loss of the services of our President, Dr. Daniel Peralta, has adversely affected our South American oil and gas investment results.

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

Risks Related to our Water Transportation Investment

The investment is in a startup company that cannot guarantee that they will continue as a going concern because they have not yet been successful in establishing profitable operations. The commercial success of the company that we invested in will depend on the company’s ability, as well as Delta’s ability, to develop the desalinization products and later marketing the technology to governmental and non-governmental customers, where the clients, in most cases, have already spent between $100 million and $1 billion in current facilities and would change their propulsion systems to the ones this company provides. The water industry is heavily regulated and the company’s success will depend on the ability to navigate government channels and regulations while maintaining a margin on the licenses sold.

The commercial success of the company that we invested in will depend, in part, on the company’s ability, and the ability of the Company’s licensors, to obtain and maintain patent protection. The company’s patent pending technology has not been tested and, until successful third party simulations have been performed, it remains uncertain that it will show the results for which it is intended to be utilized.

An investment in the company is highly illiquid and there is no assurance that their common stock will become liquid and that we will be able to sell their stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2015, our principal assets included Partial Rights Ownership in three oil and gas properties.

Block	Province	Status	Delta %	Partner(s)
Tartagal	Salta	Drilling	18% CO	New Times Energy (HK), Maxipetrol
Morillo	Salta	Seismic	18% CO	New Times Energy (HK), Maxipetrol
Valle de Lerma	Salta	Seismic	30.6%	Remsa, PetroNexus, Grasta, New Times Energy (HK)

* CO means a carryover interest in the project.

** In the Tartagal and Morillo concessions the carry over mode relieved SAHF from the payment of canons, landlord fees of any kind or any other expense until production is realized. In the exploratory area Valle de Lerma, proportional exploratory canons were paid as explained in the financials.

Executive Offices

We lease our executive offices, located at 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258, at a net monthly rental of $2,180. The lease terminates April 30, 2016; we are currently planning to relocate our offices in May.

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

		High	Low

2014	1st Quarter	0.28	0.10
	2nd Quarter	0.29	0.16
	3rd Quarter	0.40	0.06
	4th Quarter	0.11	0.04

2015	1st Quarter	0.25	0.06
	2nd Quarter	0.16	0.08
	3rd Quarter	0.16	0.06
	4th Quarter	0.09	0.04

2016	1st Quarter	0.09	0.02

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

As of March 31, 2016, there were approximately 94 record holders of our common stock.

The Company has no equity compensation plans in effect, or any securities outstanding under equity compensation plans, as of the date of this report.

Item 6. Selected Financial Data.

Disclosure under Item 6 is not required of smaller reporting companies.

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

The Company is currently evaluating prospects for investments in fields other than oil and gas exploration and production, and we have made an initial investment in a company involved in development of a technology for the transportation and desalination of water, using a specific propulsion technology that had been deemed uneconomic until present-day. We are planning to become actively involved in this area with this company, possibly potentially as a distributor in specified territories or otherwise. Our investment was made in the first quarter of 2016.

Our Oil and Gas Investments

As of December 31, 2015, the Company, through SAHF, retained 18% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. We do not operate the Tartagal and Morillo concession, and have a minority position in the joint venture. 9% of Tartagal and Morillo had been sold to PPL in March 2012, but due to payment defaults, the 9% were not transferred. Tartagal and Morillo have a carrying value of $0 because 50% of its interest was sold for higher than the carrying cost in 2012.

We have, for nominal consideration, disposed of our 10% concession interest in the carryover mode in the Jollin and Tonono oil and gas concessions in Northern Argentina, and incurred an impairment charge for this concession interest of $328,953, resulting in a carrying value of $-0-, in the twelve months ended December 31, 2014.

We hold a 30.6% interest in the Valle de Lerma concession in Northern Argentina, where the joint venture partners are Grasta SA, PetroNEXUS, High Luck Group, and REMSA. Valle de Lerma has a carrying value of $221,880.

29.4% of the rights were sold to PPL under the PPL Agreement and High Luck Group was included in the UTE as 29.4% owners and 50% liable for all expenses as requested by PPL. However, the official government decree acknowledging High Luck Group as an owner has not yet been made. Delta has spent about $500,000 and complied with about $800,000 of work unit commitments in relation to Valle de Lerma of which High Luck Group is liable for 50%. Additionally, the end of the first period for Valle de Lerma is in March 2016- which the UTE is not looking to extend.

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

Delta is currently negotiating the terms to sell its full stake in SAHF, LLC which includes our interests in the Tartagal and Morillo properties and our 30.6% interest in Valle de Lerma, to a third party. There is currently uncertainty whether or not an agreement will be reached. The Company has signed a power of attorney to negotiate the terms of the sale; however, there is uncertainty regarding the time frame given the past experience with selling properties.

Lithium Mining Property

On March 1, 2010, SAHF purchased control of 51% of the Guayatayoc project via a partnership agreement with Oscar Chedrese and Servicios Mineros SA. The project holds the concession for a period of 20 years for the mineral rights to 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. We have performed sampling in the property to determine the value of the property, but the results have been inconclusive. We are seeking a purchaser for our concession interest in this property. Delta is not expecting a sale of the lithium property within the next year due to 1) the current price of lithium, 2) lithium’s abundance in the surrounding area, and 3) Delta’s primary focus on other projects. The concession was completely impaired and has a carrying value of $0 as of December 31, 2015.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

During the year ended December 31, 2015, we had a net loss of approximately $805,000, as compared to a net loss of $4,702,198 for the year ended December 31, 2014.

During the year ended December 31, 2015 our loss from operations was approximately $495,000 compared to a net loss from operations of approximately $5,089,658 in 2014, due to an impairment charge of $1,119,913 and to an allowance for bad debt of $3,200,069 in 2014. General and administrative expense was $769,676 in 2014, as compared to $459,204 in 2015.

LIQUIDITY

At December 31, 2015, we had a working capital surplus of approximately $697,000, compared with a working capital surplus of approximately $1.1 million at December 31, 2014.

At December 31, 2015, we had total assets of approximately $945,000 compared to total assets of approximately $1.6 million at December 31, 2014. Net cash used in operating activities in the year ended December 31, 2015 was $826,229, as compared with $1,068,571 in 2014; and net cash generated from investing activities was approximately nil in 2015, as compared with cash generated of approximately $293,000 in 2014. Net cash used by financing activities was approximately nil in the year ended December 31, 2015, compared to approximately $150,000 in 2014.

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

As part of PPL’s obligations under the Cooperation Agreement, PPL made partial payments of $2,000,000 in our 2012 first fiscal quarter, $999,979 in the second quarter and $499,979 in the third quarter towards the full amount of $7,000,000 provided under the Cooperation Agreement. Both parties are working to execute the full amount of PPL’s payment obligations as agreed. Further payments of $500,000, $50,000, $150,000, and $99,973 were made in January 2013, July 2014, August 2014, and November 2014, respectively. The interests in the Tartagal and Morillo, concessions have not yet been transferred to PPL due to PPL’s payment defaults in all agreements. High Luck Group was entered into the Valle de Lerma UTE as PPL requested for 29.4% of the ownership and 50% of all liabilities. The official government decree accepting High Luck Group as an owner of the Valle de Lerma concession has not been issued.

For the past year, we have been in talks with PPL and a third party to settle the Cooperation Agreement as well as potentially sell a larger stake in our properties. As of March 31, 2016, we were in the process of solidifying the terms of the contract.

Estimated 2016 Capital Requirements

In the case of the Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part.

Valle de Lerma’s target well, “La Troja,” has been deemed inside the city limits, and, therefore, unable to be drilled. Given the concession’s limited number of other potential “workover” drills, and the Company’s strategy to not engage in any exploratory drilling, the cost of Valle de Lerma for 2016 is expected to be US$100,000 in canons and other obligations. If the UTE does not extend its Valle de Lerma concession term, then there is also a potential 200 work units that will have to be fulfilled by the term’s end- of which SAHF is liable for 50%. The Company is currently negotiating with a buyer for the property.

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

Although management believes that the sale of its Argentine concessions will materialize, in the case that the sale does not happen, it is reasonably possible that the following material estimates affecting the financial statements could occur in the coming two years:

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

Item 8. Financial Statements and Supplementary Data.

DELTA INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Delta International Oil & Gas, Inc.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Delta International Oil & Gas, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta International Oil & Gas, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 14, 2016

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

Current Assets:
Cash	$717,085	$1,206,177
Receivable from sale of bidding rights and oil and gas properties (net of allowance for doubtful accounts of $3,200,069 as of December 31, 2015 and 2014, respectively)	-	-
Total current assets	717,085	1,206,177

Investment in mineral properties	-	55,023
Investments in unproved oil and gas properties	221,880	336,383
Other assets	6,368	6,368

TOTAL ASSETS	$945,333	$1,603,951

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$560	$13,679
Accrued expenses	4,705	57,614
Notes payable	15,000	15,000
Liabilities for uncertain tax positions	-	27,549
Total current liabilities	20,265	113,842
Total liabilities	20,265	113,842

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2015 and 2014, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at December 31, 2015 and 2014, respectively	3,233	3,233
Additional paid-in capital	7,151,482	7,118,982
Accumulated deficit	(6,280,417)	(5,100,542)
Accumulated other comprehensive loss	50,770	(531,564)
Total stockholders' equity	925,068	1,490,109

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$945,333	$1,603,951

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ending December 31,
	2015	2014
Costs and Expenses:
Impairment charge	$36,294	$1,119,913
Allowance for bad debt	-	3,200,069
General and administrative	459,204	769,676
	495,498	5,089,658
Loss from operations	(495,498)	(5,089,658)

Other Income (Expense):
Foreign exchange gain (loss)	(756,521)	(309,517)
Other income	72,144	-
Interest expense	-	(7,413)
Forgiveness of Debt	-	70,800
Other Income (expense)	(684,377)	(246,130)
Loss before income taxes	(1,179,875)	(5,335,788)

Provision (benefit) for income taxes	-	(633,590)

Net Loss	$(1,179,875)	$(4,702,198)

Net loss per common share:
Basic and Diluted	$(0.04)	$(0.15)
Weighted average common shares - Basic and Diluted	32,338,826	32,338,826

The accompanying notes are an integral part of the consolidated financial statements

F-4

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ending December 31,
	2015	2014

Net loss	$(1,179,875)	$(4,702,198)
Other comprehensive income (loss):
Foreign currency translation adjustment	(582,334)	(65,049)
Net change in other comprehensive income (loss)	(582,334)	(65,049)
Comprehensive loss	$(1,762,209)	$(4,767,247)

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES

(FORMERLY DELTA MUTUAL INC. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

From January 1, 2013 to December 31, 2014

	Number of Common Shares	Common Stock	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance January 1, 2014	32,338,826	$3,233	$7,021,482	$(398,344)	$(466,515)	$6,159,856

Amortization of warrants for 1,000,000 at $.20 issued to Chairman of the Board			97,500			97,500

Net loss				(4,702,198)		(4,702,198)

Foreign Currency Adjustment					(65,049)	(65,049)

Balance December 31, 2014	32,338,826	$3,233	$7,118,982	$(5,100,542)	$(531,564)	$1,490,109

Amortization of warrants for 1,000,000 at $.20 issued to Chairman of the Board			32,500			32,500

Net loss				(1,179,875)		(1,179,875)

Foreign Currency Adjustment					582,334	582,334

Balance December 31, 2015	32,338,826	$3,233	$7,151,482	$(6,280,417)	$50,770	$925,068

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ending December 31,
	2015	2014

Cash flows from Operating Activities:
Net (loss)	$(1,179,875)	$(4,702,198)
Warrants issued for services	32,500	97,500
Reserve for impairment	36,294	1,119,913
Allowance for doubtful accounts	-	3,200,069
Depreciation	-	16,386
Forgiveness of debt	-	(70,800)
Foreign currency transaction loss	756,521	-
Deferred taxes	-	(633,590)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Changes in operating assets and liabilities	(90,166)	(95,851)
Net cash used in operating activities	(444,726)	(1,068,571)
Cash flows from investing activities:
Proceeds from sales of oil and gas properties and bidding rights	-	299,973
Purchases of furniture and equipment	-	(6,618)
Net cash provided by investing activities	-	293,355
Cash flows from financing activities:
Settlement of notes payable to related parties	-	(150,655)
Proceeds from loans	12,000	-
Payment of loans	(12,000)	-
Increase in notes payable	-	-
Net cash provided by financing activities	-	(150,655)
Effect of Exchange Rates on Cash	(44,366)	298,641
Net increase (decrease) in cash	(489,092)	(627,230)
Cash - Beginning of period	1,206,177	1,833,407
Cash - End of period	$717,085	$1,206,177

Changes in operating assets and liabilities consists of:
Increase (decrease) in accounts payable and accrued expenses	$(90,166)	$(65,234)
Increase (decrease) in liabilities for uncertain tax positions	-	(30,618)
Changes in assets and liabilities	$(90,166)	$(95,851)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$76,681
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

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

Delta has commenced to devote business efforts to a future business expected to be in the transportation and desalination of water using a specific propulsion technology that had been deemed uneconomic until present-day. Delta has made the initial investment into a company that holds the patents for this technology and is expected to get more involved in the second and third quarters of 2016.

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

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

At December 31, 2015 and 2014, the Company has approximately $0 and $28,000, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to investments in Argentina concessions may give rise to uncertain positions. In connection with the uncertain tax position, there was no interest or penalties recorded.

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

EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common share outstanding during the period. Potential common shares consist of outstanding common stock purchase warrants. For the year ended December 31, 2015 and 2014, there were 9,211,517 and 9,211,517, respectively of potentially dilutive common shares outstanding. These potentially dilutive common shares are anti-dilutive in the years ended December 31, 2015 and 2014, due to our operating losses, and therefore, have not been included in the calculation of earnings per share.

FOREIGN CURRENCY TRANSLATION

In 2015 and 2014, the functional currency for the Company’s primary foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in South America is the Argentine Peso. Translation adjustments are recorded in Accumulated Other Comprehensive Loss. The Company’s subsidiary in Argentina also has certain U.S. dollar denominated intercompany receivables and payables, which generate foreign currency gains and losses in other income (expense) when translated at the end of each period using the current exchange rates.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.

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

As of December 31, 2015, the Company had received deposits in the amount of $4,299,891 from PPL on account of remainder of the proceeds was initially recorded as a $3,200,109 receivable from the sale of bidding rights and oil and gas properties. As of December 31, 2014, the Company provided a reserve for doubtful accounts of $3,200,069. PPL is not current with the payment schedule set forth in the Cooperation Agreement, and while, the Company is in discussions with PPL to ensure that all payments provided for under the Cooperation Agreement are made within the time frame as required for concession financial commitments.

As of March 31, 2016, the Company was working on an understanding of sale and settlement terms with PPL and a third party. The settlement terms would apply to all previous agreements signed with PPL.

3. INVESTMENT IN MINERAL PROPERTIES

On March 1, 2010, SAHF purchased control of 51% of the Guayatayoc project via a partnership agreement with Oscar Chedrese and Servicios Mineros SA. The project holds the concession for a period of 20 years for the mineral rights to 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. We have performed sampling in the property to determine the value of the property, but the results have been inconclusive. We are seeking a purchaser for our concession interest in this property, but we expect a transfer to happen for little or no value. Accordingly, as of December 31, 2015 we recorded a reserve for impairment of $36,294 on this property to write it down to $0.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

We hold a 30.6% interest in the Valle de Lerma concession in Northern Argentina, where the joint venture partners are Grasta SA, PetroNEXUS and REMSA. 29.4% of Valle de Lerma had been sold to PPL via an agreement dating March 2012. High Luck Group, as per request from PPL, was included in the UTE agreement for Valle de Lerma as 29.4% owner of the concession and bearer of 50% of all incurred costs. Thus far, Delta, via SAHF, has paid for all expenses related to Valle de Lerma to ensure that the concession remained in good standing, and PPL has defaulted in all of its payments in its agreement with SAHF. The official government decree issuing High Luck Group 29.4% of the concession has not yet been issued.. The exploration terms are four years for the first period, three years for the second and two years for the last period. Currently our ability to reopen the existing well site is constrained by law, since the location of the well was within the city limits of Salta. Requests made for government approval to override the existing restrictions of the current policy have been rejected. The Company is looking to sell its stake in Valle de Lerma. Valle de Lerma’s book value is $336,383, but is subject to fluctuating interest rates between the Argentine Peso and the US Dollar.

The Company no longer intends to pursue any of its own operating activities on its oil and gas properties that are not in a carry-over mode.

As of December 31, 2015, the Company was negotiating with New Times Energy and PPL to settle the original PPL agreements dated March 30 and 31, 2012 as well as sell Delta’s remaining oil and gas investments in Argentina.

	Concession Investments	Exploration Rights	Total
At January 1, 2014	$410,354	$1,210296	$1,620,650

Reserve for Impairment	(328,953)	(608,418)	(937,371)

Translation gain (loss)	(81,401)	(254,495)	(335,896)

At December 31, 2014	$--	$336,383	$336,383

Translation gain (loss)	--	(114,503)	(114,503)

At December 31, 2015	$--	$221,880	$221,880

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

We incurred an impairment charge of $87,740 and have written down the carrying amount for this property to $-0- as of December 31, 2014.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,
	2015	2014
Oilfield equipment	$--	$--

Furniture and equipment	16,386	16,386
Less accumulated depreciation	(16,386)	(16,386)
Total property and equipment	$--	$--

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

7. RELATED PARTY TRANSACTIONS

In the year ending December 31, 2015, the company issued bonuses to related parties. Santiago L Peralta received a $5,000 quarterly bonus as part of his CEO agreement. Pablo D. Peralta received a total of $10,447 in bonuses for his quarterly performances.

8. DEBT

	December 31,
Short – term debt	2015	2014

Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Total	$15,000	$15,000

Notes Payable to Related Parties

During the year ending December 31, 2014, the Company paid off notes payable owed to three shareholders in the amount of $150,655, plus accrued interest of approximately $77,000.

9. ACCRUED EXPENSES

	December 31,
	2015	2014
Accrued compensation	$--	$42,984
Accrued interest	4,704	6,140
Total	$4,704	$49,124

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

10. INCOME TAXES

The Company has not made provision for income taxes in the years ended December 31, 2015 and 2014, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

Deferred income tax assets consist of:

	December 31,
	2015	2014
Net operating loss carry-forwards	$1,850,118	$1,521,381

Less valuation allowance	(1,850,118)	(1,521,381)

Deferred income tax assets, net	$--	$--

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 42%, the Company has determined it to be more likely than not that a deferred income tax asset of approximately $2,402,611 and $2,073,874 attributable to the future utilization of the approximately $5,720,503 and $4,937,796 in eligible net operating loss carry-forwards as of December 31, 2015 and 2014, respectively, will not be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2020 to 2034.

The Company is subject to taxation in the United States and certain state jurisdictions as well as in Argentina. The Company’s net operating loss carry forwards are subject to examination by the United States and applicable state tax authorities in the year of its utilization.

11. STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2015 the board of directors had not authorized the issuance of any series of preferred stock.

Common Stock

The Company has in certain cases issued shares of common stock for services and repayment of debt and interest valued at fair market value at time of issuance.

For the years ended December 31, 2015 and 2014, the Company did not issue and new shares.

The company recorded compensation expense of for the year ended December 31, 2015 and 2014 of $32,499 and $97,500, respectively.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

A summary of warrant activity is detailed below:

		Weighted	Weighted
		Average	Average	Aggregated
	Warrants	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, December 31, 2013	9,211,517	$0.21	4.65 years	$691,052

Granted	-	-	-	-

Exercised	-	-	-	-

Outstanding, December 31, 2014	9,211,517	$0.21	3.65 years	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Outstanding, December 31, 2015	9,211,517	$0.21	2.65 years	$-

Vested, December 31, 2015	9,211,517	$0.21	2.65 years	$-

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

OPERATING LEASES

The Company has a two-year lease expiring in April 2016. Currently, the Company is looking for a smaller office space that is more suitable to the current staff and will help lower the Company’s SG&As.

Rent expense was $25,483 and $29,364 for the years ended December 31, 2015 and 2014, respectively.

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

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The only current Executive Employment Agreement is with Mr. Santiago Peralta dated February 6, 2015 as an Interim CEO, President, and Director for a one (1) year term and an annual salary of $80,000 plus a $5,000 quarterly bonus. Additionally, Mr. Peralta, alongside other company management, is eligible for participation of a bonus pool of up to 15% of net profits difference between the current quarter and the same quarter five years in the past. This bonus pool has been company standard since 2010 when the original executive employment agreements were signed.

COUNTRY RISK

The Company has significant operations in the Argentina. The operating results of the Company may be adversely affected by changes in the political and social conditions in Argentina and by changes in Argentinean government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company’s business and financial condition.

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

13. SUBSEQUENT EVENTS

On March 22, 2016, The Company formed a wholly-owned subsidiary by the name of Neptune Industries. Through this subsidiary, the Company signed a subscription agreement with MHD Technology Corporation- a technology company that is developing a new way to transport and desalinate water. MHD Technology Corporation is positioning itself as a licensing company to keep manufacturing costs at a minimum. Delta, through its wholly-owned subsidiary, purchased 10% of the outstanding shares for two tranches adding up to a total of $200,000 and a 6-month option for 5% of the outstanding shares for an additional $300,000. Additionally, there are clauses that double Delta’s percentage in MHD Tech if conditions aren’t met. Finally, the agreement indicates that if Delta brings in a new desalination technology, that MHD Technology will use it if it is more efficient than the current method. The use for the funds will be: 1) to perform various simulations of the water transport technology, 2) to apply for additional international patents, 3) to develop a prototype of the water transport technology, and 4) to provide funds for selling and marketing expenses.

The simulation and the prototypes are expected to be finished by the third quarter of 2016.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our chief executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our chief executive and financial officer have concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of December 31, 2015, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15, based on a material weakness as of that date in our disclosure controls and procedures discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2015. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2015, our internal control over financial reporting is not effective due to the following material weakness. Our accounting department does not have the sophistication to critically evaluate and implement accounting principles in certain cases, and at times transactions are recorded improperly, or not recorded contemporaneously and require additional procedures and adjustments to be made by our staff and our auditors. In addition, the size of our staff in our accounting department does not permit segregation of duties as required for our internal control over financial reporting to be effective. We have implemented certain procedures related to improving the ability of our staff to properly record accounting transactions to help minimize the risks associated with this significant deficiency. Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of December 31, 2015, and for the two years then ended, fairly present in all material respects our financial condition and results of operations.

There have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, the executive officers and directors of the Company were as follows:

NAME	AGE	TITLE(S)
Santiago Peralta	28	Interim President, CEO and Director

On January 6, 2015, the Board of Directors of the Company approved appointment of Santiago Peralta as the Interim President and CEO of the Company and the retirement of our Chief Executive Officer, Malcolm W. Sherman, his resignation as Chief Executive Officer, President and a director of the Company to be effective as of December 31, 2014. On April 30, 2015, the two-year term of Phillips W. Smith as a director terminated under the agreement pursuant to which Mr. Smith was retained as a director of the Company. Considering Dr. Smith’s exceptional job, the Board of Directors approved a modification to the common stock purchase warrants held by Mr. Smith to fully vest as of May 6, 2015.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- sation	Total ($)
Malcolm W. Sherman,	2014	$238,824							$238,824
Executive Vice President and Chief Executive Officer from November 8, 2012 to December 31, 2014(1)

Santiago Peralta,	2014	$60,000							$60,000
appointed Interim Chief Executive Officer on January 6, 2015	2015	$80,000	$20,000						$100,000

(1)	Malcolm W. Sherman was appointed Chief Executive Officer on November 8, 2012 following Dr. Peralta’s death on November 7, 2012. Mr. Sherman retired from his positions at the Company effective December 31, 2014, and Santiago Peralta was appointed Interim Chief Executive Officer on January 6, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Santiago Peralta	200,000			$0.20	12/14/2018

DIRECTORS' COMPENSATION IN FISCAL 2015

We compensate directors as per specific agreements with each director. Mr. Santiago L. Peralta has not been compensated as a director in fiscal year 2015. Dr. Phillips W. Smith was compensated 1,000,000 warrants for his two years of service in the board of directors ending in May, 2015. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Santiago Peralta	$0						$0

Phillips Smith			32,500

STOCK INCENTIVE OR OPTION PLANS

We have no compensation, pension, profit sharing, stock option plan or programs for the benefit of our directors, officers or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 31, 2016, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

	Number of Shares Owned
Name and Address of Beneficial Owner*	Beneficially	Percentage**

Santiago Peralta (1)	9,897,694	27.71%

Pablo Peralta(1)	9,683,844	27.26%

West Coast Enterprises Limited Partnership	2,116,717	6.55%
3225 McLead Dr. #110
Las Vegas, NV 89121-2257

All Officers and Directors as a Group (1 person)	9,897,694	27.71%

*	Unless otherwise stated in the table, the address of each of the stockholders shown in the table is c/o Delta, 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258.

**	Based on 32,338,826 shares outstanding on March 31, 2016

(1)	Egani, Inc., of which Santiago Peralta, a director of the Company, and Pablo Peralta, his brother, each owns 50% of the outstanding stock, owns 13,000,001 shares directly. The address of Egani, Inc. is c/o Delta, 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258. Santiago Peralta owns 13,800 shares directly and holds a warrant, expiring December 14, 2018 to purchase 200,000 shares of common stock at an exercise price of $0.20 per share. Santiago Peralta and Pablo Peralta also each hold a 50% interest in a common stock purchase warrant to purchase 6,367,687 shares of common stock, at an exercise price of $0.20 per share, expiring December 14, 2018. The address of Santiago Peralta and Pablo Peralta is c/o Delta, 8655 East Via de Ventura, Suite F127, Scottsdale, AZ 85258.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 10, 2013, the Board of Directors of the Company authorized the issuance to Dr. Phillips W. Smith, who was elected on April 25, 2013 as a director of the Company with a term commencing May 1, 2013, a common stock purchase warrant expiring April 30, 2018, to purchase 1,000,000 shares of common stock of the Company at an exercise price per share of $0.20. On November 1, 2013, our Board of Directors approved the cancellation, as of the close of business October 31, 2013, of the common stock purchase warrant issued to Phillips W. Smith, a director of the Company, dated May 13, 2013, to purchase 1,000,000 shares of common stock on or before April 30, 2018, at an exercise price of $.20 per share, vesting in equal installments over the two year period through April 30, 2015. On that same date the Board approved the issuance to Mr. Smith of a replacement warrant to purchase 1,000,000 shares of common stock on or before October 31, 2018, at the same exercise price, the replacement warrant to vest in equal (to the extent practicable) monthly installments over a two year period commencing November 1, 2013 with the final installment vesting October 31, 2015. On April 30, 2015, the two-year term of Phillips W. Smith as a director terminated under the agreement pursuant to which Mr. Smith was retained as a director of the Company. Considering Dr. Smith’s exceptional job, the Board of Directors approved a modification to the common stock purchase warrants held by Mr. Smith to fully vest as of May 6, 2015, after which date the warrant will be fully vested and exercisable as to the full 1,000,000 shares.

The Company evaluated the modification of the award, and the warrant was cancelled and reissued subsequent to September 30, 2013.

Item 14. Principal Accountant Fees and Services

(1) Audit fees:

2015	2014

$21,500	$38,000

(2) Audit related fees:

2015	2014

$-0-	$-0-

(3) Tax fees:

2015	2014

$-0-	$-0-

(4) All other fees: NA

(5) Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant's full time employees: NA

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.1a	Amendment to Certificate of Incorporation, filed September 1, 2004. Incorporated herein by reference to Exhibit 3.1a to the Company's Current Report on Form 8-K, filed with the Commission on September 3, 2004.

3.1b	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended. Incorporated herein by reference to Exhibit 3.1b to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

3.2	By-Laws of the Company. Incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.2a	Amendment to Article III, Section I of the By-Laws. Incorporated herein by reference to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 21, 2000.

3.2b	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.2b to the Company’s quarterly report on Form 10-Q, filed with the Commission on May 21, 2012.

3.1c	Certificate of Amendment to Certificate of Incorporation, filed June 26,2007. Incorporated herein by reference to, Exhibit 3.1c to the Company's quarterly report on Form 10- QSB, filed with the Commission on August 10, 2007.

3.1d	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended. Incorporated herein by reference to Exhibit 3.1d to the Company's quarterly report on Form 10- QSB, filed with the Commission on August 10, 2007.

3.1e	Certificate of Amendment to Certificate of Incorporation, filed May 13, 2009. Incorporated herein by reference to Exhibit 3.1e to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

3.1f	Form of Restatement of Certificate of Incorporation of the Company, as amended. Incorporated herein by reference to Exhibit 3.1f to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

4.2a	Delta Mutual, Inc. 2004 Stock Option Plan. Incorporated herein by reference to Exhibit B to the Company's Definitive Proxy Statement, filed with the Commission on June 16, 2004.

4.6	4% Convertible Promissory Note of the Company due May 2006 issued in the principal amount of $193,740 on May 12, 2004. Incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

4.6a	Amendment, dated as of May 2, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6a to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6b	Amendment, dated as of July 6, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6b to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6c	Amendment, dated as of September 8, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6c to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6d	Amendment, dated as of November 21, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6d to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6e	Amendment, dated April 4, 2007, to 4% Convertible Promissory Note in the Principal Amount of $193,740. Incorporated herein by reference to Exhibit 4.6e to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

4.6f	Amendment, dated September 7, 2007 to Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6f to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 9, 2007.

10.15	Strategic Alliance Agreement, dated September 10, 2003, between Delta-Envirotech, Inc. and ZAFF International Ltd. Incorporated herein by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed with the Commission on January 22, 2004.

10.16	Agreement, dated January 14, 2004, by and between Delta Mutual, Inc. and Hi-Tech Consulting and Construction, Inc. Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 6, 2004.

10.26	Executive Employment Agreement, dated May 23, 2005, between Delta Mutual, Inc. and Martin G. Chilek. Incorporated herein by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K, filed with the Commission on May 25, 2005.

10.33e	Form of Amended and Restated 8% Term Notes issued March 6, 2008 by Delta Mutual, Inc. in the aggregate principal amount of $150,655. Incorporated herein by reference to Exhibit 10.33e to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 15, 2008.

10.35	Membership Interest Purchase Agreement, dated March 4, 2008, between Delta Mutual, Inc. and Egani, Inc. Incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.36	Consulting Services Agreement, dated September 10, 2007, between Delta Mutual, Inc. and Security Systems International, Inc. Incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

1037	Form of 6% promissory notes issued March 6, 2008 by the Company in the aggregate principal amount of $121,000. Incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.37a	Amendment, dated September 2, 2008,to 6% Promissory Note in the principal amount of $21,000. Incorporated herein by reference to Exhibit 10.37a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.37b	Amendment, dated as of September 18, 2008, to 6% Promissory Note in the principal amount of $100,000. Incorporated herein by reference to Exhibit 10.37b to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.38	6% Promissory Note of the Company issued in the principal amount of $20,000 on April 15, 2008. Incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.38a	Amendment, dated as of October 8, 2008, to 6% Promissory Note in the principal amount of $20,000. Incorporated herein by reference to Exhibit 10.38a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.39	6% Promissory Note of the Company issued in the principal amount of $9,550 on April 28, 2008. Incorporated herein by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.39a	Amendment, dated as of October 10, 2008, to 6% Promissory Note in the principal amount of $9,550. Incorporated herein by reference to Exhibit 10.39a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.40	6 % Promissory Note of the Company issued in the principal amount of $16,900 on May 14, 2008. Incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.40a	Amendment, dated as of November 4, 2008, to 6% Promissory Note in the principal amount of $16,900. Incorporated herein by reference to Exhibit 10.40a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.42	6% Promissory Note of the Company issued in the principal amount of $22,413 on July 7, 2008. Incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.43	6% Promissory Note of the Company issued in the principal amount of $13,350 on September 18,2008. Incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.44	6% Promissory Note of the Company issued in the principal amount of $16,650 on September 19,2008. Incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.45	6% Promissory Note of the Company issued in the principal amount of $10,000 on October 3, 2008. Incorporated herein by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.46	6% Promissory Note of the Company issued in the principal amount of $28,500 on October 22, 2008. Incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.47	6% Promissory Note dated as of November 20, 2008 by Delta Mutual, Inc. to Santiago Peralta in the principal amount of $14,000. Incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.48	Amendment dated as of November 24, 2008 to 6% promissory notes issued to Egani, Inc. in the aggregate principal amount of $43,900. Incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.48a	Second Amendment, dated as of April 16, 2009, to 6% promissory notes issued to Egani, Inc. Incorporated herein by reference to Exhibit 10.48a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2009.

10.48.1	Amendment dated as of December 14, 2008 to 6% promissory notes issued to Security Systems International, Inc. in the aggregate principal amount of $136,900. Incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.49a	Second Amendment, dated as of April 16, 2009, to 6% promissory notes issued to Security Systems International, Inc. Incorporated herein by reference to Exhibit 10.49a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2009.

10.49	6% Promissory Note dated as of December 15, 2008 to Security Systems International, Inc. in the principal amount of $8,190. Incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.50	6% Promissory Note dated as of January 22, 2009 to Security Systems International, Inc. in the principal amount of $7,686. Incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.51	6% Promissory Note dated as of February 10, 2009 to Security Systems International, Inc. in the principal amount of $15,950. Incorporated herein by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.52	6% Promissory Note dated as of February 18, 2009 to Security Systems International, Inc. in the principal amount of $5,000. Incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.53	6% Promissory Note dated as of February 19, 2009 to Malcolm W. Sherman in the principal amount of $5,000. Incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.54	6% Promissory Note dated as of March 20, 2009 to Security Systems International, Inc. in the principal amount of $19,767. Incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.55	6% Promissory Note dated as of March 25, 2009 to Security Systems International, LLC in the principal amount of $8,577. Incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.56	6% Promissory Note dated as of April 2, 2009 to Security Systems International, LLC in the principal amount of $14,987. Incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.57a	Amended and Restated 6% Promissory Noted dated as of April 15, 2009 to Security Systems International LLC. Incorporated herein by reference to Exhibit 10.57a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

10.58	Agreement, dated as of November 1, 2009, between the Company and Valucorp. Incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

10.59	Note Extension Agreement, dated December 31, 2009, between the Company and Neil Berman, the Anthony Panariello Trust, the Danielle Panariello Trust and the Michaela Panariello Trust. Incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

10.60	Partnership Agreement on Kaia Mining Properties, dated March 12, 2010, by and among Southamerican Hedge Fund, Oscar Daniel Chedrese and Servicios Mineros SA. Incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed with the Commission on May 16, 2011.

10.61	Form of Common Stock Purchase Warrant issued December 15, 2011. Incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, filed with the Commission on December 28, 2011.

10.62	Form of Common Stock Warrant issued to Phillips W. Smith. Incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, filed with the Commission on May 14, 2014.

10.63	Executive Employment Agreement, dated March 23, 2010, between the Company and Malcolm W. Sherman. Incorporated herein by reference to Exhibit 10.63 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Commission on September 30, 2014.

10.64	Cooperation Agreement, dated December 20, 2011, between the Company and Principle Petroleum Limited. Incorporated herein by reference to Exhibit 10.64 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Commission on September 30, 2014.

14.	Delta Mutual, Inc. Code of Conduct and Business Ethics. Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2005.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith

** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Dated: April 14, 2016	DELTA INTERNATIONAL OIL & GAS INC.

	By:	/s/ Santiago Peralta
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

