Form 10-Q
period 2016-03-31
Delta International Oil & Gas Inc.
filed 2016-05-16
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-30563

DELTA INTERNATIONAL OIL & GAS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1818394
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7272 E Indian School Rd STE 540, Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 32,338,826 as of May 12, 2016.

DELTA INTERNATIONAL OIL & GAS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all material adjustments that are necessary for a fair presentation for the periods presented have been reflected. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

  UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS

Current Assets:
Cash	$515,143	$717,085
Receivable from sale of bidding rights and oil and gas properties (net of allowance for doubtful accounts of $3,200,069 as of March 31, 2016 and December 31, 2015, respectively)	-	-
Total current assets	515,143	717,085

Investment in MHD Technology Corporation	125,000	-
Investments in unproved oil and gas properties	196,306	221,880
Other assets	6,368	6,368

TOTAL ASSETS	$842,817	$945,333

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,200	$560
Accrued expenses	8,104	4,705
Notes payable	15,000	15,000
Total current liabilities	25,304	20,265
Total liabilities	25,304	20,265

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2016 and December 31, 2015 respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3,233	3,233
Additional paid-in capital	7,151,482	7,151,482
Accumulated deficit	(6,362,397)	(6,280,417)
Accumulated other comprehensive gain	25,195	50,771
Total stockholders' equity	817,513	925,068

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$842,817	$945,333

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ending March 31,
	2016	2015
Costs and Expenses:
General and administrative	81,980	169,730
Loss from operations	(81,980)	(169,730)

Other Income (Expense):
Foreign exchange gain (loss)	-	29,103
Other Income (expense)	-	29,103
Loss before income taxes	(81,980)	(140,627)

Provision (benefit) for income taxes	-	-
	-	-
Net Loss	$(81,980)	$(140,627)

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)
Weighted average common shares - Basic and Diluted	32,338,826	32,338,826

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months ending March 31,
	2016	2015

Net earnings (loss)	$(81,980)	$(140,627)
Other comprehensive income (loss):
Foreign currency translation adjustment	(25,575)	(41,798)
Net change in other comprehensive income (loss)	(25,575)	(41,798)
Comprehensive income (loss)	$(107,555)	$(182,425)

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ending March 31,
	2016	2015

Cash flows from Operating Activities:
Net income (loss)	$(81,980)	$(140,627)
Warrants issued for services	-	24,375
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Changes in operating assets and liabilities	5,038	384
Net cash used in operating activities	(76,942)	(115,868)
Cash flows from investing activities:
Investment in MHD Technology Corporation	(125,000)	-
Net cash used in investing activities	(125,000)	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-
Effect of Exchange Rates on Cash	-	(30,097)
Net increase (decrease) in cash	(201,942)	(145,965)
Cash - Beginning of period	717,085	1,206,177
Cash - End of period	$515,143	$1,060,212

Changes in operating assets and liabilities consists of:
Increase (decrease) in accounts payable and accrued expenses	$5,038	$384
Changes in assets and liabilities	$5,038	$384

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

 DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Delta International Oil & Gas Inc. (“Delta” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2015 as reported on Form 10-K, have been omitted.

2. RECEIVABLE FROM SALE OF BIDDING RIGHTS AND OIL AND GAS PROPERTIES

On March 30, 2012 the Company entered into the Cooperation Agreement with PPL. Under the Cooperation Agreement, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa.  Pursuant to a separate Agreement dated March 31, 2012, the Company agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000. PPL had also agreed in an Undertaking to provide funds to the operating entities of Valle de Lerma (the San Salvador, Libertador, and Selva Maria concessions were awarded to another party, whose bid exceeded that of the Company for these concessions), in the aggregate amount of up to $10,000,000.

As of March 31, 2016, the Company had received deposits in the amount of $4,299,891 from PPL on account of remainder of the proceeds was recorded as a $3,200,069 receivable from the sale of bidding rights and oil and gas properties. As of December 31, 2014, the Company provided a reserve for doubtful accounts of $3,200,069. PPL is not current with the payment schedule set forth in the Cooperation Agreement, and the Company is in discussions with PPL to ensure that all payments provided for under the Cooperation Agreement are made. Because of PPL’s payment default, the Company has not transferred theTartagal, and Morillo interests. The Company, however, did incorporate High Luck Group (a subsidiary of New Times Energy) into the official UTE for Valle de Lerma, as per PPL’s request.

On May 12, 2016, Delta signed a Memorandum of Understanding (MOU) with New Times Energy Group for the sale of 18% of Tartagal and Morillo for US$4 million to be paid in installments. The contract is contingent to a termination of agreements for all the agreements between Delta, PPL, and SAHF. Delta will be pursuing a termination of agreement contract with PPL. Although the accounts had been deemed uncollectible, these transactions will impact the financials for the second quarter of 2016 if a final contract is signed.

3. INVESTMENTS IN MHD TECHNOLOGY

We have made an investment of $125,000 in MHD Technology Corporation, a Delaware corporation (“MHD Tech”), for an equity position of 2,150,000 shares of common stock of MHD Tech (approximately 6.25% of the outstanding shares in the company); this investment was made through a separate limited liability company owned by Delta and set up specifically for this investment. In connection with the investment, Santiago Peralta, our Interim Chief Executive Officer and sole director, has joined the Board of Directors. The investment that Delta made into MHD Tech will be primarily for research and development purposes. A company had been selected to run simulations on the product, but was subsequently postponed due to a reprioritization of the company’s goals. Currently, MHD Tech is working with one of the world’s leading authorities in fluid dynamics to develop the first working prototype. This will showcase water flow in a small scale pipeline with no additional energy input. Once the prototype is developed and the configuration has been decided, the simulation company will take over to determine exact specifications for the following: quantity of materials needed, flow rates, energy output vs energy input, and configuration suggestions. The initial prototype and simulations will be based off a working prototype developed in the 1990s by Mitsubishi. The simulations are expected to take two months to complete. Due to the strategy shift, the Company is expected to substantially lower the R&D costs.

This investment is accounted for using the cost accounting method. The value of the investment on the balance sheet will be shown at historical cost and will not be adjusted according to fair market value. If there is evidence that suggests that the fair market value of the investment is lower than the historical cost, then the investment will be written down to its new fair market value.

4. POTENTIAL MANAGER BONUS

Due to the agreement reached between New Times Energy and Delta, and the commitments made in July 2015 for a manager bonus to Alberto Mac Mullen and January 2016 for a negotiating commission for Enrique Vidal, the Company expects to have cash disbursements upwards of $100,000 as the payment installments come into the Company.

5. SUBSEQUENT EVENTS

On May 12, 2016, Delta and New Times Energy reached an agreement for the sale of 18% of Tartagal Oriental and Morillo. The two companies signed an MOU detailing the purchase amount, payment terms, and conditions on both sides. The companies have a 30 day period to reach a final agreement.

The total consideration for the 18% of Tartagal Oriental and Morillo is US$4 million. The initial payment of US$2 million will be placed in escrow at the signing and will be released when the official transfer of interest in the properties is completed. Additionally, Delta will receive 3% of gross revenues of production of both oil and gas in the properties until an additional US$2 million are paid. New Times has committed to drill 3 exploratory wells in the next 15 months in Tartagal and Morillo.

Although the terms are set in the MOU, it is not a final agreement and some items may vary from the original agreement. As mentioned, the final contract is contingent on PPL and SAHF signing a termination of agreements.

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

Investment in MHD Technology Corporation

The Company is currently evaluating prospects for investments in fields other than oil and gas exploration and production, and we have made an initial investment in MHD Tech, a company involved in development of a technology for the transportation and desalination of water, using a specific propulsion technology that had been deemed uneconomic until present-day. We are actively involved in the company in the development phase of the first product. Additionally, in the future, the Company will be involved in the distribution and sales in foreign territories. Our investment was made in the first quarter of 2016.

We have made an investment of $125,000 in MHD Technology Corporation, a Delaware corporation (“MHD Tech”), for an equity position of 2,150,000 shares of common stock of MHD Tech (approximately 6.25% of the outstanding shares in the company); this investment was made through a separate limited liability company owned by Delta and set up specifically for this investment. In connection with the investment, Santiago Peralta, our Interim Chief Executive Officer and sole director, has joined the Board of Directors. The investment that Delta made into MHD Tech will be primarily for research and development purposes. A company had been selected to run simulations on the product, but was subsequently postponed due to a reprioritization of the company’s goals. Currently, MHD Tech is working with one of the world’s leading authorities in fluid dynamics to develop the first working prototype. This will showcase water flow in a small scale pipeline with no additional energy input. Once the prototype is developed and the configuration has been decided, the simulation company will take over to determine exact specifications for the following: quantity of materials needed, flow rates, energy output vs energy input, and configuration suggestions. The initial prototype and simulations will be based off a working prototype developed in the 1990s by Mitsubishi. The simulations are expected to take two months to complete. Due to the strategy shift, the Company is expected to substantially lower the R&D costs.

Once the simulations provide the specifications needed, the next step will be to develop a full-scale prototype of the technology. This effort will be led by the same team developing the first prototype and will be executed by a Texas research lab. This step is expected to take another month.

Additionally, MHD Tech will have a strategy meeting in late May to fully align all of its efforts as its technology has numerous applications and its resources need to be concentrated.

Our Oil and Gas Investments

As of March 31, 2016, the Company, through SAHF, retained 18% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. We do not operate the Tartagal and Morillo concession, and have a minority position in the joint venture. 9% of Tartagal and Morillo had been sold to PPL in March 2012, but due to payment defaults, the 9% were not transferred. Tartagal and Morillo have a carrying value of $0 because 50% of its interest was sold for higher than the carrying cost in 2012.

We hold a 30.6% interest in the Valle de Lerma concession in Northern Argentina, where the joint venture partners are Grasta SA, PetroNEXUS, High Luck Group, and REMSA. Valle de Lerma has a carrying value of $196,306.

29.4% of the rights were sold to PPL under the PPL Agreement and High Luck Group was included in the UTE and the Operation Agreement as 29.4% owners and 50% liable for all expenses as requested by PPL. However, the official government decree acknowledging High Luck Group as an owner has not yet been made. Delta has spent about $500,000 and complied with about $800,000 of work unit commitments in relation to Valle de Lerma of which High Luck Group is liable for 50%. Additionally, the end of the first period for Valle de Lerma was in March 2016- which the UTE is not looking to extend.

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

As of May 13, 2016, Delta and New Times Energy Corporation Limited reached an agreement for the Company’s sale of its 18% interest in Tartagal and Morillo for a total consideration of US$4 million. There are contingencies in the agreement and the companies have 30 days to sign a final contract.

Lithium Mining Property

On March 1, 2010, SAHF purchased control of 51% of the Guayatayoc project via a partnership agreement with Oscar Chedrese and Servicios Mineros SA. The project holds the concession for a period of 20 years for the mineral rights to 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. We have performed sampling in the property to determine the value of the property, but the results have been inconclusive. We are seeking a purchaser for our concession interest in this property. Delta is not expecting a sale of the lithium property within the next year due to 1) the current price of lithium, 2) lithium’s abundance in the surrounding area, and 3) Delta’s primary focus on other projects. The concession was completely impaired and has a carrying value of $0 as of March 31, 2016.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

During the three months ended March 31, 2016, we incurred a net loss of approximately $82,000, compared to net loss of approximately $141,000 for the three months ended March 31, 2015. The decrease in the net loss for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily due to: lower general and administrative expenses in 2016 and a foreign exchange gain in 2015.

LIQUIDITY AND CAPITAL REQUIREMENTS

At March 31, 2016, we had a working capital surplus of approximately $490,000 compared with a working capital surplus of approximately $697,000 at December 31, 2015.

At March 31, 2016, we had total assets of approximately $843,000 compared to total assets of approximately $945,000 at December 31, 2015. Net cash used in operating activities in the three months ended March 31, 2016 was approximately $77,000, as compared with net cash used in operating activities of $116,000 in 2015; net cash used in investing activities was $125,000 in 2016 and $- in 2015; and net cash generated from financing activities was $-0- in both years.

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

As part of PPL’s obligations under the Cooperation Agreement, PPL made partial payments of $2,000,000 in our 2012 first fiscal quarter, $999,979 in the second quarter and $499,979 in the third quarter towards the full amount of $7,000,000 provided under the Cooperation Agreement.  Both parties are working to execute the full amount of PPL’s payment obligations as agreed. Further payments of $500,000, $50,000, $150,000, and $99,973 were made in January 2013, July 2014, August 2014, and November 2014, respectively. The interests in the Tartagal and Morillo, concessions have not yet been transferred to PPL due to PPL’s payment defaults in all agreements. High Luck Group has been included in the UTE Agreement and Operations Agreement for Valle de Lerma as per PPL’s request under the Cooperation Agreement. On May 13, 2015, we entered into a Memorandum of Understanding subject to final agreements to sell our interests in Tartagal and Morillo to New Times Energy Corporation Limited.

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

SAHF also has “minimum expected income” tax in Argentina. In the third quarter of 2015, SAHF spent about US$12,000 in minimum expected income tax in Argentina to bring all of its tax positions up-to-date. Another minimum expected income tax is expected to be paid in the second quarter of 2016 in the amount of $15,000.

In 2015, Delta has considerably lowered its operating expenses and SG&As in order to look for other opportunities for investment in the energy industry. In the oil and gas sector, the focus is service-related while in the alternative energies, the focus is in water propulsion systems and hydro-electric systems.

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

NEW FINANCIAL ACCOUNTING STANDARDS

For a summary of new financial accounting standards applicable to the Company, please refer to the notes to the financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 14, 2016.

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

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS.

10.65	Memorandum of Understanding, dated May 13, 2016, by and among New Times Energy Corporation Limited, South American Hedge Fund, LLC and the Company.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith

** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

DELTA INTERNATIONAL OIL & GAS INC.

Dated: May 16, 2016	BY:	/s/ Santiago Peralta
Santiago Peralta
Interim President and Chief Executive Officer, and Principal Financial Officer

EXHIBIT INDEX

10.65	Memorandum of Understanding, dated May 13, 2016, by and among New Times Energy Corporation Limited, South American Hedge Fund, LLC and the Company.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

