Form 10-Q
period 2016-06-30
Delta International Oil & Gas Inc.
filed 2016-08-15
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 32,338,826 as of August 12, 2016.

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

The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
ASSETS

Current Assets:
Cash	$410,856	$717,085
Receivable from sale of bidding rights and oil and gas properties (net of allowance for doubtful accounts of $3,200,069 as of June 30, 2016 and December 31, 2015, respectively)	-	-
Total current assets	410,856	717,085
Property and equipment (net of accumulated depreciation of $16,386 as of June 30, 2016 and December 31, 2015, respectively)	310	-
Investment in MHD Technology Corporation	125,000	-
Investments in unproved oil and gas properties	-	221,880
Other assets	6,368	6,368

TOTAL ASSETS	$542,534	$945,333

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,175	$560
Accrued expenses	6,140	4,705
Notes payable	15,000	15,000
Total current liabilities	25,315	20,265
Total liabilities	25,315	20,265

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3,233	3,233
Additional paid-in capital	7,151,482	7,151,482
Accumulated deficit	(6,657,631)	(6,280,417)
Accumulated other comprehensive gain	20,135	50,770
Total stockholders' equity	517,219	925,068

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$542,534	$945,333

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ending June 30,		Six Months Ending June 30,
	2016	2015	2016	2015
Costs and Expenses:
Impairment charge	$191,236	$-	$191,236	$-
General and administrative	$104,078	$115,556	186,058	285,286
	$295,314	115,556	377,294	285,286
Loss from operations	$(295,314)	$(115,556)	$(377,294)	$(285,286)

Other Income (Expense):
Foreign exchange (loss)	-	(36,547)	-	(7,445)
Other income	80	-	80	-
Other Income (expense)	80	(36,547)	80	(7,445)
Loss before income taxes	(295,234)	(152,103)	(377,214)	(292,731)

Provision (benefit) for income taxes	-	-	-	-

Net Loss	$(295,234)	$(152,103)	$(377,214)	$(292,731)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares - Basic and Diluted	32,338,826	32,338,826	32,338,826	32,338,826

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ending June 30,		Six Months ending June 30,
	2016	2015	2016	2015

Net earnings (loss)	$(295,234)	$(152,103)	$(377,214)	$(292,731)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,060)	25,725	(30,635)	(16,074)
Net change in other comprehensive income (loss)	(5,060)	25,725	(30,635)	(16,074)
Comprehensive income (loss)	$(300,294)	$(126,378)	$(407,849)	$(308,805)

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ending June 30,
	2016	2015

Cash flows from Operating Activities:
Net income (loss)	$(377,214)	$(292,731)
Impairment charge	191,236	-
Warrants issued for services	-	32,500
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Changes in operating assets and liabilities	5,050	(2,345)
Net cash used in operating activities	(180,928)	(262,576)

Cash flows from investing activities:
Purchases of furniture and equipment	(310)	-
Investment in Neptune Industries	(125,000)	-
Net cash used in investing activities	(125,310)	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-
Effect of Exchange Rates on Cash	9	5,862
Net increase (decrease) in cash	(306,229)	(256,714)
Cash - Beginning of period	717,085	1,206,177
Cash - End of period	$410,856	$949,463

Changes in operating assets and liabilities consists of:
Increase (decrease) in accounts payable and accrued expenses	$5,050	$(2,345)
Increase (decrease) in liabilities for uncertain tax positions	-	-
Changes in assets and liabilities	$5,050	$(2,345)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As of June 30, 2016, the Company had received deposits in the amount of $4,299,891 from PPL on account. The remainder of the proceeds was recorded as a $3,200,069 receivable from the sale of bidding rights and oil and gas properties. As of December 31, 2014, the Company provided a reserve for doubtful accounts of $3,200,069. Because of PPL’s payment default, the Company has not transferred the Tartagal, and Morillo interests. The Company, however, did incorporate High Luck Group (a subsidiary of New Times Energy) into the official UTE for Valle de Lerma, as per PPL’s request.

On May 12, 2016, Delta signed a Memorandum of Understanding (MOU) with New Times Energy Group for the sale of 18% of Tartagal and Morillo for US$4 million to be paid in installments. The contract is contingent to a termination of agreements for all the agreements between Delta, PPL, and SAHF. As of July 26, 2016, Delta, PPL, and SAHF had cancelled all of their contracts as per the conditions set forth by the MOU signed with New Times.

3. INVESTMENTS IN MHD TECHNOLOGY

We have made an investment of $125,000 in MHD Technology Corporation, a Delaware corporation (“MHD Tech”), for an equity position of 2,150,000 shares of common stock of MHD Tech (approximately 6.25% of the outstanding shares in the company); this investment was made through a separate limited liability company owned by Delta and set up specifically for this investment. In connection with the investment, Santiago Peralta, our Interim Chief Executive Officer and sole director, has joined the Board of Directors of MHD Tech. The investment that Delta made into MHD Tech will be primarily for research and development purposes. A company had been selected to run simulations on the product, but was subsequently postponed due to a reprioritization of the company’s goals.

This investment is accounted for using the cost accounting method. The value of the investment on the balance sheet will be shown at historical cost and will not be adjusted according to fair market value. If there is evidence that suggests that the fair market value of the investment is lower than the historical cost, then the investment will be written down to its new fair market value.

4. POTENTIAL MANAGER BONUS

Due to the agreement reached between New Times Energy and Delta, and the commitments made in July 2015 for a manager bonus to Alberto Mac Mullen and January 2016 for a negotiating commission for Enrique Vidal, the Company expects to have cash disbursements upwards of $200,000 as the payment installments come into the Company.

5. ASSET SALE

On May 12, 2016, Delta and New Times Energy reached an agreement in principle for the sale of 18% of Tartagal Oriental and Morillo. The two companies signed an MOU detailing the purchase amount, payment terms, and conditions on both sides. The companies have a 30-day period to reach a final agreement. Although the 30-day period has passed, Delta and New Times Energy are working diligently at reaching a final agreement.

The total consideration for the 18% of Tartagal Oriental and Morillo is US$4,000,000. The initial payment of US$2,000,000 will be placed in escrow at the signing and will be released when the official transfer of interest in the properties is completed. Additionally, Delta will receive 3% of gross revenues of production of both oil and gas in the properties until an additional US$2 million are paid. New Times has committed to drill 3 exploratory wells in the next 15 months in Tartagal and Morillo.

Although the terms are set in the MOU, it is not a final agreement and some items may vary from the original agreement.

6. IMPAIRMENT OF VALLE DE LERMA CONCESSION

The oil and gas concession owned by SAHF in the Province of Salta, Argentina known as Valle de Lerma has been impaired and has a carrying value of $0 as of June 30, 2016. The impairment expense at June 30, 2016 and 2015 was $191,236 and zero dollars, respectively. SAHF still holds title to the property and is in discussions with potential buyers. Even though there is discussion with potential buyers, the property was impaired as of June 30, 2016 because there is a likely scenario in which the property will be returned to the government for no consideration.

7. SUBSEQUENT EVENTS

Following one of the requirements of the MOU with New Times, as of July 26, 2016, Delta, SAHF, and PPL all signed a cancellation without further claims of all agreements related to the 2012 agreements with PPL.

As of the date of this filing, the definitive agreement for the sale of the Tartagal and Morillo between Delta and New Times Energy is under negotiation and pending approvals of the final form of the definitive agreement.

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

Investment in MHD Technology Corporation

The Company is currently evaluating prospects for investments in fields other than oil and gas exploration and production, and we have made an initial investment in MHD Technology Corporation, a Delaware corporation (“MHD Tech”), a company involved in development of a technology for the transportation and desalination of water, using a specific propulsion technology based on a 1990’s Mitsubishi magnetohydroelectric (MHD) propelled ship and that had been deemed uneconomic until present-day. We are actively involved in the company in the development phase of the first product. Our investment was made in the first quarter of 2016.

Our investment was in the amount of $125,000 in for an equity position of 2,150,000 shares of common stock of MHD Tech (approximately 6.25% of the outstanding shares in the company); this investment was made through a separate limited liability company owned by Delta and set up specifically for this investment. In connection with the investment, Santiago Peralta, our Interim Chief Executive Officer and sole director, has joined the Board of Directors of MHD Tech. The investment that Delta made into MHD Tech will be primarily for research and development purposes. Currently, MHD Tech is working with one of the world’s leading authorities in fluid dynamics to develop the first working prototype. The economic viability of the product will not be confirmed until the simulation numbers and costs are obtained.

Delta’s primary role in the company is to aid in component research and acquisition for the “proof of concept” prototype as well as develop a communication strategy for the virtual team to be on the same page. Following the delivery of actual product number and costs, Delta is considering developing a revenue strategy working with another team member.

Desalination Industry

There are currently 18,426 desalination plants operating worldwide with production capacity of 86.8 million m3/d. This production is expected to increase to around 120 million m3/d by 2025. Although there are over 18,000 operating plants, there are less than 30 companies that account for 80% of the operating desalination plants. This means that even though the industry appears to be extremely fragmented, it is actually concentrated. With the number of desalination projects in the pipeline, the company should be able to enter the supplier network as a potential desalination pump. Over the next 20 years, cumulative water-related infrastructure spending is expected to reach between $12 trillion and $22 trillion.

Our Oil and Gas Investments

As of June 30, 2016, the Company, through SAHF, retained 18% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. We do not operate the Tartagal and Morillo concession, and have a minority position in the joint venture. 9% of Tartagal and Morillo had been sold to PPL in March 2012, but due to payment defaults, the 9% were not transferred. Tartagal and Morillo have a carrying value of $0 because 50% of its interest was sold for higher than the carrying cost in 2012.

We hold a 30.6% interest in the Valle de Lerma concession in Northern Argentina, where the joint venture partners are Grasta SA, PetroNEXUS, High Luck Group, and REMSA. Valle de Lerma has a carrying value of $221,880. 29.4% of the rights were sold to PPL under the PPL Agreement and High Luck Group was included in the UTE and the Operation Agreement as 29.4% owners and 50% liable for all expenses as requested by PPL. However, the official government decree acknowledging High Luck Group as an owner has not yet been made. Delta has spent about $500,000 and complied with about $800,000 of work unit commitments in relation to Valle de Lerma of which High Luck Group is liable for 50%. Additionally, the end of the first period for Valle de Lerma was in March 2016- which the UTE is not looking to extend. As of June 30, 2016, Valle de Lerma has been completely impaired and holds a carrying value of $0.

The exploration terms are four years for the first period, three years for the second and two years for the last period. Currently our ability to reopen the existing well site is constrained by law, since the location of the well was within the city limits of Salta. Requests made for government approval to override the existing restrictions of the current policy have been rejected. The Company is looking to sell its full stake in Valle de Lerma, but is still exploring all possible options.

As of May 13, 2016, Delta and New Times Energy Corporation Limited reached an agreement for the Company’s sale of its 18% interest in Tartagal and Morillo for a total consideration of US$4 million. There are contingencies in the agreement and the companies have 30 days to sign a final contract. Even though 30 days since the signing of the MOU have passed, all parties are working diligently and in good faith to reach a final agreement and close the transaction.

Lithium Mining Property

On March 1, 2010, SAHF purchased control of 51% of the Guayatayoc project via a partnership agreement with Oscar Chedrese and Servicios Mineros SA. The project holds the concession for a period of 20 years for the mineral rights to 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. We have performed sampling in the property to determine the value of the property, but the results have been inconclusive. We are seeking a purchaser for our concession interest in this property. Delta is not expecting a sale of the lithium property within the next year due to 1) the current price of lithium, 2) lithium’s abundance in the surrounding area, and 3) Delta’s primary focus on other projects. The concession was completely impaired and has a carrying value of $0 as of June 30, 2016.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

During the three months ended June 30, 2016, we incurred a net loss of approximately $295,000, compared to net loss of approximately $ 152,000 for the three months ended June 30, 2015. The increase in the net loss for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is due to: the impairment of the Valle de Lerma concession in 2016, lower general and administrative expenses in 2016, and a foreign exchange loss in 2015.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

During the six months ended June 30, 2016, we incurred a net loss of approximately $377,000, compared to net loss of approximately $293,000 for the six months ended June 30, 2015. The increase in the net loss for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is due to: the impairment of the Valle de Lerma concession in 2016, lower general and administrative expenses in 2016 and a foreign exchange loss in 2015.

LIQUIDITY AND CAPITAL REQUIREMENTS

At June 30, 2016, we had a working capital surplus of approximately $386,000 compared with a working capital surplus of approximately $697,000 at December 31, 2015.

At June 30, 2016, we had total assets of approximately $543,000 compared to total assets of approximately $945,000 at December 31, 2015. Net cash used in operating activities in the six months ended June 30, 2016 was approximately $181,000, as compared with net cash used in operating activities of $263,000 in 2015; net cash used in investing activities was approximately $125,000 in 2016 and $- in 2015; and net cash generated from financing activities was $-0- in both years.

Effective March 30, 2012, we entered into an Asset Purchase and Cooperation Agreement (the “Cooperation Agreement”) with Principle Petroleum Limited (“PPL”), headquartered in the British Virgin Islands. Under the Cooperation Agreement, we agreed to sell to PPL, for a price of $7,000,000 certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by SAHF on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa. The San Salvador, Libertador, and Selva Maria concessions have since been awarded by the government to another party. Pursuant to a separate Agreement dated March 31, 2012, we agreed with PPL to assign and transfer 50% of SAHF's current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of US$500,000. PPL had also agreed in an Undertaking to provide funds to the operating entity of Valle de Lerma (and the other concessions, if our bid had been approved) in the aggregate amount of up to US $10,000,000. As of July 26, 2016, all contracts between PPL, SAHF, and Delta had been cancelled with no further obligations on either side as conditioned by the MOU signed with New Times in the second quarter of 2016.

As part of PPL’s obligations under the Cooperation Agreement, PPL made partial payments of $2,000,000 in our 2012 first fiscal quarter, $999,979 in the second quarter and $499,979 in the third quarter towards the full amount of $7,000,000 provided under the Cooperation Agreement.  Both parties are working to execute the full amount of PPL’s payment obligations as agreed. Further payments of $500,000, $50,000, $150,000, and $99,973 were made in January 2013, July 2014, August 2014, and November 2014, respectively. The interests in the Tartagal and Morillo, concessions have not yet been transferred to PPL due to PPL’s payment defaults in all agreements. High Luck Group has been included in the UTE Agreement and Operations Agreement for Valle de Lerma as per PPL’s request under the Cooperation Agreement. On May 13, 2016, we entered into a Memorandum of Understanding subject to final agreements to sell our interests in Tartagal and Morillo to New Times Energy Corporation Limited. As of the date of this filing, an initial draft of the final agreements was being edited by New Times and Delta.

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

SAHF also has “minimum expected income” tax in Argentina. In the third quarter of 2015, SAHF spent about US$12,000 in minimum expected income tax in Argentina to bring all of its tax positions up-to-date. Another minimum expected income tax is expected to be paid in the third quarter of 2016 in the amount of $15,000.

In 2015, Delta considerably lowered its operating expenses and SG&As in order to look for other opportunities for investment in the energy industry. In the oil and gas sector, the focus is service-related while in the alternative energies sector, the focus is in water propulsion systems and hydro-electric systems.

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

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

DELTA INTERNATIONAL OIL & GAS INC.

Dated: August 12, 2016	BY:	/s/ Santiago Peralta
Santiago Peralta
Interim President and Chief Executive Officer, and Principal Financial Officer

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

