Form 10-Q
period 2016-09-30
Delta International Oil & Gas Inc.
filed 2016-11-14
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 32,338,826 as of November 14, 2016.

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

The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS

Current Assets:
Cash	$328,536	$717,085
Receivable from sale of bidding rights and oil and gas properties (net of allowance for doubtful accounts of $0 and $3,200,069 as of September 30, 2016 and December 31, 2015, respectively)	-	-
Total current assets	328,536	717,085

Property and equipment (net of accumulated depreciation of $0 and $16,386 as of September 30, 2016 and December 31, 2015, respectively)	693	-
Investment in MHD Technology Corporation	125,000	-
Investments in unproved oil and gas properties	-	221,880
Other assets	-	6,368

TOTAL ASSETS	$454,229	$945,333

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,200	$560
Accrued expenses	6,140	4,705
Notes payable	15,000	15,000
Total current liabilities	23,340	20,265
Total liabilities	23,340	20,265

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3,233	3,233
Additional paid-in capital	7,151,482	7,151,482
Accumulated deficit	(6,741,785)	(6,280,417)
Accumulated other comprehensive gain	17,959	50,770
Total stockholders' equity	430,889	925,068

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$454,229	$945,333

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ending September 30,		Nine Months Ending September 30,
	2016	2015	2016	2015
Costs and Expenses:
Impairment charge	$-	$-	$191,236	$-
General and administrative	84,154	127,731	270,212	413,016
	84,154	127,731	461,448	413,016
Loss from operations	$(84,154)	$(127,731)	$(461,448)	$(413,016)

Other Income (Expense):
Foreign exchange (loss)	-	(18,290)	-	(25,735)
Other income	-	-	80	-
Other Income (expense)	-	(18,290)	80	(25,735)
Loss before income taxes	(84,154)	(146,021)	(461,368)	(438,751)

Provision (benefit) for income taxes	-	-	-	-
Net Loss	$(84,154)	$(146,021)	$(461,368)	$(438,751)

Net (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares - Basic and Diluted	32,338,826	32,338,826	32,338,826	32,338,826

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES UNAUDITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

	Three months ending September 30,		Nine Months ending September
	2016	2015	2016	2015

Net (loss)	$(84,154)	$(146,021)	$(461,368)	$(438,751)
Other comprehensive (loss):
Foreign currency translation adjustment	(2,176)	(14,758)	(32,811)	(56,556)
Net change in other comprehensive (loss)	(2,176)	(14,758)	(32,811)	(56,556)
Comprehensive (loss)	$(86,330)	$(160,779)	$(494,179)	$(495,307)

  The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES UNAUDITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ending September 30,
	2016	2015

Cash flows from Operating Activities:
Net income (loss)	$(461,368)	$(438,751)
Impairment charge	191,236	-
Warrants issued for services	-	32,499
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Changes in operating assets and liabilities	9,443	(3,814)
Net cash used in operating activities	(260,689)	(410,066)
Cash flows from investing activities:
Purchases of furniture and equipment	(693)
Investment in MHD Technology Corporation	(125,000)	-
Net cash used in investing activities	(125,693)	-

Cash flows from financing activities:
Proceeds from notes payable	-	12,000
Net cash provided by financing activities	-	12,000
Effect of Exchange Rates on Cash	(2,167)	(33,028)
Net (decrease) in cash	(388,549)	(431,094)
Cash - Beginning of period	717,085	1,206,177
Cash - End of period	$328,536	$775,083

Changes in operating assets and liabilities consists of:
Increase (decrease) in accounts payable and accrued expenses	$3,075	$(3,814)
Decrease in other assets	6,368	-
Changes in assets and liabilities	$9,443	$(3,814)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As of September 30, 2016, the Company had received deposits in the amount of $4,299,891 from PPL on account. The remainder of the proceeds was recorded as a $3,200,069 receivable from the sale of bidding rights and oil and gas properties. As of December 31, 2014, the Company provided a reserve for doubtful accounts of $3,200,069. Because of PPL’s payment default, the Company has not transferred the Tartagal, and Morillo interests. The Company, however, did incorporate High Luck Group (a subsidiary of New Times Energy) into the official UTE for Valle de Lerma, as per PPL’s request.

In July 2016, Delta and SAHF terminated all of their agreements with PPL with no further consideration as provided by the MOU with New Times detailed in footnote 5. The final contract is still being worked on by the Parties.

3. INVESTMENTS IN MHD TECHNOLOGY

We have made an investment of $125,000 in MHD Technology Corporation, a Delaware corporation (“MHD Tech”), for an equity position of 1,343,750 shares of common stock of MHD Tech (approximately 6.25% of the outstanding shares in the company); this investment was made through a separate limited liability company owned by Delta and set up specifically for this investment. In connection with the investment, Santiago Peralta, our Interim Chief Executive Officer and sole director, has joined the Board of Directors of MHD Tech. The investment that Delta made into MHD Tech will be primarily for research and development purposes. In November 2016, a simulation company from Florida finished a simulation of the unit for MHD Tech to start selling licenses. The next step is building a working prototype that will establish the exact specifications of the unit.

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

5. ASSET SALE

On May 12, 2016, Delta and New Times Energy reached an agreement in principle for the sale of 18% of Tartagal Oriental and Morillo. The two companies signed an MOU detailing the purchase amount, payment terms, and conditions on both sides, and a further Assignment of Rights agreement, which is subject to closing conditions applicable to all parties to the agreement.

The total consideration for the 18% of Tartagal Oriental and Morillo is US$4,000,000. The initial payment of US$2,000,000 will be placed in escrow at the signing and will be released when the official transfer of interest in the properties is completed. Additionally, Delta will receive 3% of gross revenues of production of both oil and gas in the properties until an additional US$2 million are paid. New Times has committed to drill 3 exploratory wells in the next 15 months in Tartagal and Morillo. The parties are working on a final draft of the agreement and preparation for closing. Both companies are working in good faith to move forward but there is no certainty that a contract will be finalized or that it will remain in the same terms.

6. VALLE DE LERMA CONCESSION

The oil and gas concession owned by SAHF in the Province of Salta, Argentina known as Valle de Lerma has been impaired and has a carrying value of $0 as of September 30, 2016. The impairment expense at September 30, 2016 and 2015 was $191,236 and zero dollars, respectively. The property was impaired as of September 30, 2016 because there is a likely scenario in which the property will be returned to the government for no consideration. SAHF still holds title to the property. The property has around 205 work unit commitments outstanding so Delta is looking at ways to transfer the property to an external party to free itself from that potential liability.

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

We have made an investment of $125,000 in MHD Technology Corporation, a Delaware corporation (“MHD Tech”), for an equity position of 1,343,750 shares of common stock of MHD Tech (approximately 6.25% of the outstanding shares in the company); this investment was made through a separate limited liability company owned by Delta and set up specifically for this investment. In connection with the investment, Santiago Peralta, our Interim Chief Executive Officer and sole director, has joined the Board of Directors. The investment that Delta made into MHD Tech will be primarily for research and development purposes. On November 9, 2016 MHD Tech received the simulation showcasing how the pump works and has raised another $300,000 from investors. Currently, MHD Tech is teaming up with a PR firm to sign up distributors and working with one of the world’s leading authorities in fluid dynamics to produce an initial prototype. Initial figures have indicated commercial viability.

Final product specifications are expected to come from the prototype.

Our Oil and Gas Investments

As of September 30, 2016, the Company, through SAHF, retained 18% of the total concession in the carryover mode ("no cost obligations to SAHF") in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. We do not operate the Tartagal and Morillo concession, and have a minority position in the joint venture. 9% of Tartagal and Morillo had been sold to PPL in March 2012, but due to payment defaults, the 9% interest was not transferred. Tartagal and Morillo have a carrying value of $0 because 50% of its interest was sold for higher than the carrying cost in 2012. All contracts with PPL have been officially terminated so the 18% of Tartagal and Morillo is owned free and clear.

We hold a 30.6% interest in the Valle de Lerma concession in Northern Argentina, where the joint venture partners are Grasta SA, PetroNEXUS, High Luck Group, and REMSA. Valle de Lerma has a carrying value of $0 because the likely scenario that it will be transferred to a third party for no consideration so that they can take care of the work unit commitments outstanding in the concession.

29.4% of the rights were sold to PPL under the PPL Agreement and High Luck Group was included in the UTE and the Operation Agreement as 29.4% owners and a 50% liable for all expenses as requested by PPL. However, the official government decree acknowledging High Luck Group as an owner has not yet been made. Delta has spent about $500,000 and complied with about $800,000 of work unit commitments in relation to Valle de Lerma of which High Luck Group is liable for 50%. Additionally, the end of the first period for Valle de Lerma was in March 2016, which the UTE is not looking to extend.

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

As of the date of this report Delta and New Times Energy Corporation Limited were still working on finalizing an agreement for the Company’s sale of its 18% interest in Tartagal and Morillo for a total consideration of US$4 million. Once the agreement is signed, there will be closing conditions that the parties must fulfill. At this time, there is no assurance that the parties will be able to agree on a final agreement or, if agreement is reached, that closing conditions will be satisfied.

Lithium Mining Property

On March 1, 2010, SAHF purchased control of 51% of the Guayatayoc project via a partnership agreement with Oscar Chedrese and Servicios Mineros SA. The project holds the concession for a period of 20 years for the mineral rights to 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. We have performed sampling in the property to determine the value of the property, but the results have been inconclusive. We are seeking a purchaser for our concession interest in this property. Delta is not expecting a sale of the lithium property within the next year due to 1) the current price of lithium, 2) lithium’s abundance in the surrounding area, and 3) Delta’s primary focus on other projects. The concession was completely impaired and has a carrying value of $0 as of September 30, 2016.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

During the three months ended September 30, 2016, we incurred a net loss of approximately $84,000, compared to net loss of approximately $146,000 for the three months ended September 30, 2015. The decrease in the net loss for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily due to: lower general and administrative expenses in 2016 and a foreign exchange loss in 2015.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

During the nine months ended September 30, 2016, we incurred a net loss of approximately $461,000, compared to net loss of approximately $439,000 for the nine months ended September 30, 2015. The increase in the net loss for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to: an impairment charge of approximately $191,000 in 2016, net of lower general and administrative expenses in 2016 and a foreign exchange loss in 2015.

LIQUIDITY AND CAPITAL REQUIREMENTS

At September 30, 2016, we had a working capital surplus of approximately $305,000 compared with a working capital surplus of approximately $697,000 at December 31, 2015.

At September 30, 2016, we had total assets of approximately $454,000 compared to total assets of approximately $945,000 at December 31, 2015. Net cash used in operating activities in the nine months ended September 30, 2016 was approximately $261,000, as compared with net cash used in operating activities of $410,000 in 2015; net cash used in investing activities was $126,000 in 2016 and $- in 2015; and net cash generated from financing activities was $-0 in 2016 and $12,000 in 2015.

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

As part of PPL’s obligations under the Cooperation Agreement, PPL made partial payments of $2,000,000 in our 2012 first fiscal quarter, $999,979 in the second quarter and $499,979 in the third quarter towards the full amount of $7,000,000 provided under the Cooperation Agreement. Both parties are working to execute the full amount of PPL’s payment obligations as agreed. Further payments of $500,000, $50,000, $150,000, and $99,973 were made in January 2013, July 2014, August 2014, and November 2014, respectively. The interests in the Tartagal and Morillo concessions have not been transferred to PPL due to PPL’s payment defaults in all agreements. High Luck Group has been included in the UTE Agreement and Operations Agreement for Valle de Lerma as per PPL’s request under the Cooperation Agreement. As of July 2016, all agreements with PPL had been terminated with no further consideration on either side, fulfilling one of the conditions of the proposed agreement with New Times Energy Corporation Limited.

Estimated 2016 Capital Requirements

In the case of the Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part.

Valle de Lerma’s target well, “La Troja,” has been deemed inside the city limits, and, therefore, unable to be drilled. Given the concession’s limited number of other potential “workover” drills, and the Company’s strategy to not engage in any exploratory drilling, the cost of Valle de Lerma for 2016 is expected to be US$100,000 in canons and other obligations. Additionally, there are 205 unfulfilled work unit commitments in the area which the UTE must satisfy. The Company is currently looking for buyers for the property.

SAHF also has “minimum expected income” tax in Argentina. In the third quarter of 2015, SAHF spent about US$12,000 in minimum expected income tax in Argentina to bring all of its tax positions up-to-date. Another minimum expected income tax is expected to be paid in the fourth quarter of 2016 in the amount of $15,000.

In 2015, Delta considerably lowered its operating expenses and SG&As to look for other opportunities for investment in the energy industry. In the oil and gas sector, the focus is service-related while in the alternative energies, the focus is in water propulsion systems and hydro-electric systems.

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

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

DELTA INTERNATIONAL OIL & GAS INC.

Dated: November 14, 2016	BY:	/s/ Santiago Peralta
Santiago Peralta
Interim President and Chief Executive Officer, and Principal Financial Officer

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

