Form 10-K
period 2016-12-31
Delta International Oil & Gas Inc.
filed 2017-03-31
CIK 1112985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-30563

DELTA INTERNATIONAL OIL & GAS INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	14-1818394
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

7272 E Indian School Rd., Ste. 540, Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☒

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

Number of shares of Common Stock outstanding as of March 31, 2017: 32,338,826.

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2017, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

Unless the context otherwise requires, the terms the “Company”, “Delta”, “we,” “our” and “us” refers to Delta International Oil & Gas Inc. and, as the context requires, its consolidated subsidiaries.

Background

Delta was incorporated in Delaware on November 17, 1999. Our name was changed from Delta Mutual Inc. to our present name on October 29, 2013.

The primary focus of the Company’s business since 2008 has been its South American Hedge Fund, LLC (“SAHF”) subsidiary, which holds investments in oil and gas concessions in Argentina. Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in SAHF, and interests in four oil and gas investment operated by other firms were contributed to the Company as part of the acquisition. Under the terms of the operating agreements for these properties, SAHF has carried interests and was not required to make further investments in the development or operation of the properties. For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with the parent of SAHF as the acquirer. SAHF maintains a branch office in Argentina, where it has conducted oil and gas exploration and development activities. Over the course of 2008 through 2013, six additional properties were acquired, all but one of which has been divested.

As a result of the review by our management team and our board of directors of oil and gas exploration and production operations in Argentina, and evaluation of a number of oil and gas properties over a period of several years, Delta did not find a suitable, economically viable oil and gas producing project in Argentina to acquire. The Company has shifted the focus of its efforts away from oil and gas investments and exploration in Argentina, plans to dispose of its Argentina properties, and has begun its entry into the technology sector. We have entered into an agreement as of January 3, 2017 to dispose of our investments in two oil and gas concessions (Tartagal and Morillo) in Argentina, as well as to transfer SAHF and the Valle de Lerma operating concession to third parties.

Our principal offices are located at 7272 E. Indian School Rd., Suite 540, Scottsdale, AZ 85251. Our telephone number is (480)483-0420. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “DLTZ”.

General

Our current operations are that of an independent oil and gas company engaged in oil and gas concession investments in Argentina discussed below.

We are in the process of transitioning to technology oriented business operations; we have made an initial investment in a company involved in the development of a technology for the transportation and desalination of water, using a specific propulsion technology that had been deemed uneconomic until present-day. Our investment was made in the first quarter of 2016.

Additionally, we are looking to make acquisitions of other technology-based companies with a long history of revenues and yielding positive operational cash flow. The first and second new acquisition candidates are under letters of intent as of the date of this filing.

Business Strategy

During 2014, we looked for other producing opportunities in Argentina, and expanded our search to the United States. During the first half of the year, Argentina’s economic and political situation deteriorated. During the second half of the year, the oil price had dropped by about 50% and the natural gas price was already low. As the oil prices began dropping, our management team then decided that it would be in the best interest of the shareholders to explore options in other industries.

During 2015, Delta discussed with several potential buyers the sale of its stake in its subsidiary, SAHF., as well as evaluated over 30 opportunities involving projects, company acquisitions, and reverse mergers to propel the company into its next stage. By the end of 2015, Argentina’s political landscape had changed dramatically to a more market-friendly government and its consequences will take years to unfold. Simultaneously, Delta had been in negotiations with a potential buyer to purchase the oil and gas properties held by SAHF.

During 2016, Delta negotiated with High Luck Group for the sale of SAHF’s stake in the Tartagal Oriental and Morillo concessions. Delta also invested in a water transportation technology company and helped it finish its simulations and prototype. Additionally, Delta evaluated potential reverse merger candidates and acquisition partners to solidify the future of the Company.

As of January 3, 2017, we have entered into a definitive agreement with High Luck Group Limited for the potential sale of our stake in our remaining investment properties in Argentina (the Tartagal Oriental and Morillo concessions). In the transaction, Delta would, following the sale of these properties, dispose of SAHF, which holds the Valle de Lerma concession, to a third party. Closing under the High Luck Group agreement is subject to various closing conditions, and no assurances can be provided that this transaction will be completed. As of March 31, 2017, the agreement to transfer SAHF to an undisclosed buyer was signed along with the release of 1/4th of the funds relating to the sale of Tartagal Oriental and Morillo.

On February 15, 2017, the Company signed a letter of intent for the acquisition of Naptech Test Equipment, Inc. This Letter of Intent also serves the purpose of bringing two corporate acquisitions experts along with several advisors into the Company so that it can adequately execute on its technology acquisition strategy. On March 22, 2017, the Company signed a letter of intent for the acquisition of Cardinal Electronics, Inc. to complement the Naptech acquisition. Both of these acquisitions are subject to due diligence by the parties and the execution of definitive agreements.

Our Oil and Gas Investments

SAHF has held interests in a total of ten oil and gas concessions in northern Argentina acquired in 2006, 2007, 2008, and 2011. Currently, SAHF holds an interest in three concessions. The concession joint venture operators (of which SAHF is the operator of only the Valle de Lerma concession) have undergone all the required processes to obtain the necessary government and environmental operating permits for the commercial exploitation of the concessions. While we are not the operator of two of these concessions, we have representation on the operating committees that are responsible for managing the business affairs of the concessions.

At December 31, 2016 the SAHF participations in the Argentina concessions are as follows:

Block	Province	Status	Delta [SAHF] %	Partner(s)
Tartagal	Salta	2 Work over wells drilled; 2 exploratory wells to be drilled	18% CO	New Times Energy (HK), Maxipetrol, JHP
Morillo	Salta	3D seismic interpretation; 2 exploratory wells to be drilled	18% CO	New Times Energy (HK), Maxipetrol, JHP
Valle de Lerma	Salta	Workover deemed undrillable	30.6%	Remsa, PetroNexus, Grasta, New Times Energy (HK)

*CO means a carryover interest in the project.

** In the Tartagal and Morillo concessions the carry over mode relieved SAHF from the payment of canons, landlord fees of any kind or any other expense until production is realized. In the exploratory area Valle de Lerma, proportional exploratory canons were paid as explained in the financials included in this report.

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

SAHF had 9% ownership of the Tartagal and Morillo oil and gas concessions located in Salta Province, Argentina, at December 31, 2010. Subsequent to year end, our ownership interest was increased to 18% in March 2011, and we sold 50% of that interest to PPL in 2012. Because of PPL’s default on payments, SAHF has retained its full 18% interest, to which it has clear title, in Tartagal and Morillo. In early 2016, SAHF and PPL cancelled all of their agreements with no further obligations to either side.

Terms of Carryover Arrangements- The Tartagal and Morillo interest was a carry-over interest from inception, May 15, 2007. The carrying party for Tartagal and Morillo concessions is currently High Luck Group Limited.

Under the terms of the carry over, 50% of the production profits will be applied to the investment payment. The balance of the production profits (50%) will be distributed proportionally according to the respective interests of the JV members. These terms only apply to the Tartagal and Morillo concessions. Once the exploration term is over, then the respective UTE members are subject to capital calls in the production term of the concession.

Current Status- As of March, 2016, the Tartagal and Morillo UTE was granted an exploration term extension of 18 months with around 6,000 work unit commitments, most of which are in the exploratory drilling category. The UTE has committed to drill four exploratory wells by September, 2017. It is expected to drill two of the committed wells by summer of 2017, and subsequently, the UTE will apply for another extension.

As of January 3, 2017, Delta signed an agreement with High Luck Group, the Tartagal Oriental and Morillo UTE operators, for the sale of 100% of SAHF’s interest in the Tartagal Oriental and Morillo concessions.

Valle de Lerma Concession

On August 10, 2011, SAHF and its partners, Remsa, PetroNexus, and Grasta SA, won the bid to explore and produce hydrocarbons in the block known as “Valle de Lerma” in the province of Salta, Argentina.

The Valle de Lerma block is located in the province of Salta in the northwestern region of Argentina and has an area of 5259 km2. SAHF has done the measurement and survey study and filed an environmental impact study, which was approved. Upon completion of the study, it was determined that the actual well site was within the boundaries of the City of Salta, where government restrictions do not allow oil to be produced. There is an additional commitment of 231 work units in Valle de Lerma outstanding.

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

Delta has spent about $500,000 and complied with about $800,000 of work unit commitments in relation to Valle de Lerma for which High Luck Group is liable for 50%. Additionally, the end of the first period for Valle de Lerma is in March 2016- which the UTE is not looking to extend.

Once the contract with High Luck Group is completed, SAHF will be transferred with Valle de Lerma to a third party that is interested in purchasing the company and concession. As of March 31, 2017, Delta signed a sale of SAHF agreement with Enrique Vidal representing an undisclosed buyer which is expected to close within 10 days of the issuance of the government decree accepting the transfer of the Tartagal Oriental and Morillo concessions.

Agreement with High Luck Group

On May 12, 2016, Delta and New Times Energy reached an agreement in principle for the sale of Delta’s 18% interest in the Tartagal Oriental and Morillo concessions.

The parties agreed to a total consideration of $US4,000,000 for the 18% interest in Tartagal Oriental and Morillo. The initial payment of US$2,000,000 will be placed in escrow at the signing and will be released when the official transfer of the interest in the properties is completed. Additionally, Delta would receive 3% of gross revenues of production of both oil and gas in the two concessions until an additional US$2 million is paid. New Times has committed to drill 4 exploratory wells in the next nine months in the Tartagal and Morillo concessions.

On January 3, 2017, a final agreement was signed between SAHF and High Luck. There is no assurance that the sale of the two concessions to High Luck Group, and the disposal of SAHF and the Valle de Lerma property to third parties, will be completed, given the closing conditions precedent and necessity of certain governmental actions in Argentina.

As of March 31, 2017, High Luck requested the release of $500,000 from the Escrow Agent in favor of Delta for the sale of Tartagal Oriental and Morillo. Most of the closing conditions have been completed, and the rest are currently being addressed. High Luck and SAHF formally applied for the decree allowing the transfer of Tartagal Oriental and Morillo on March 24, 2017. The decree is expected to be published in April, 2017.

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

Governmental Regulation

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

On October 13, 2011, the Argentine government launched a series of regulations to control the sale of foreign currency. The measures were aimed at slowing the rise in value of the North American dollar, of which the Argentine Central Bank has had to reduce its reserves in order to avoid the continuing devaluation of the Argentine peso against the dollar.

In January 2014, the government devalued the Argentine peso to the greatest extent since 2002, the year the government abandoned a one-to-one peg with the U.S. dollar following a record $95 billion default. Exchange control restrictions were eased following the January 2014 devaluation.

Since Mauricio Macri was sworn in as president on December 10, 2015, the country has been going through an aggressive reform agenda. On December 14, 2015, the government removed taxes on agricultural products such as wheat, beef and corn and reduced them on soybeans. On December 16, the new finance minister, Alfonso Prat-Gay, lifted currency controls on the Argentinean peso letting it float freely, as well as lifting the dollar purchasing restriction to $2,000,000 a month for corporations and individuals.  The reforms continued in January 2016 when Macri removed most utility subsidies and raised tariffs on wholesale energy prices, which had been stagnant for more than 10 years. Argentina also got a $5 billion loan to refill the central bank’s vault with international reserves and negotiated an agreement with U.S. hedge funds to settle the long-standing default legal conflict.

In the oil and energy sector, the President has focused on replacing key officials in the Energy Department across the country. He is also in the process of replacing part of the top management and board of directors at the national oil company – YPF. Currently, the oil and natural gas prices applicable domestically are artificially set at $63.00/bbl and up to $7.50/MCF, respectively, in order to keep exploration attractive and to meet domestic energy needs. The oil price is expected to be lowered by about $8.00/bbl by July, 2017.

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

Research and Development

We over the past several years we have not performed, and do not anticipate performing, any significant product research and development.

Investment in MHD Technology

The investment that Delta made into MHD Tech was primarily for research and development purposes. MHD Tech is a technology company that is focusing on the application of Magnetohydrodynamic (MHD) forces on various industries. The current focus of the company is a product that applies an electric field and a perpendicular magnetic field to a pipeline in order to have salt water run through it. The objective would be to desalinate closer to the point of delivery, rather than the point of origin.

Delta observed that MHD Tech spent a large portion of its investment in overhead expenses. This, along with delays of the simulation, has caused MHD to need to raise additional capital to continue its research and development.

During 2016, MHD tech focused on developing a proof-of-concept prototype; running simulations; developing client and supplier relationships; and raising capital. After reprioritizing their original plans, MHD Tech completed its first project in October- developing a simulation video. This video, which is targeted towards potential customers, explains how the technology would theoretically work and discusses potential flow rates.

As of March 6, 2017, MHD Technology produced a demonstration video of its “proof-of-concept” prototype. This prototype demonstrated water being moved through a small pipeline using MHD propulsion, getting desalinated, and going into a different reservoir. The desalination was measured by a change in the pH balance of the water.

The working prototype is expected to serve various functions: gather more information regarding the technical specifications of the unit, raising additional capital for the first full-scale prototype development, forge partnerships to help develop the full-scale prototype, and increase interest in product licensing.

Employees

Currently, we have two management employees in Delta: Santiago L. Peralta, Interim President and Chief Executive Officer, and Pablo D. Peralta, Director of Operations. In Delta’s subsidiary, SAHF, Alberto MacMullen is the manager of the SAHF’s Argentina branch. In the past, we have used temporary independent contractors while in oil drilling operations.

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

Item 1A. Risk Factors.

General

Although we have made a minority investment in MHD Technology and have entered into letters of intent with two other technology companies, and our Board has determined to evaluate the acquisition of a public or private entity that operates outside of the oil and gas industry or to transition the Company’s operations to another business sector, we have no final arrangements or understandings with respect to any such acquisition at this time.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity outside the oil and gas industry, but have made an initial investment in a desalinization technology company and are evaluating the potential for entry into that sector. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities in another sector or in concluding a business combination. We cannot provide assurances that we will be able to negotiate such a business combination on terms favorable to us.

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

For the past two years, the Company has been working on selling its Argentine concessions to one of its partners and has entered into a definitive agreement for the sale. While the Company believes that the sale will happen, there are several factors that the Company cannot control and could affect the sale adversely. If the sale does not go through, then the Company will continue to be involved in oil and gas exploration efforts in Argentina from a non-operative level. In that case, the region and industry risks remain relevant.

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

Item 2. Properties.

As of December 31, 2016, our principal assets included Partial Rights Ownership in three oil and gas properties.

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

Executive Offices

We lease our executive offices, located at 7272 E Indian School Rd., Ste. 540, Scottsdale, AZ 85251, at a net monthly rental of $853. The office is leased month-to-month with no long-term lease or other obligation.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Over-the-Counter Bulletin Board operated by FINRA, and the OTCQB, since approximately February 1, 2001.

Our shares are listed under the symbol “DLTZ”. The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

		High	Low

2015	1st Quarter	0.25	0.06
	2nd Quarter	0.16	0.08
	3rd Quarter	0.16	0.06
	4th Quarter	0.09	0.04

2016	1st Quarter	0.09	0.02
	2nd Quarter	0.12	0.02
	3rd Quarter	0.06	0.01
	4th Quarter	0.11	0.01

2017	1st Quarter	0.15	0.08

During the last two fiscal years, no cash dividends have been declared on Delta’s common stock and Company management does not anticipate that dividends will be paid in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

As of March 31, 2017, there were approximately 94 record holders of our common stock.

The Company has no equity compensation plans in effect, or any securities outstanding under equity compensation plans, as of the date of this report.

Item 6. Selected Financial Data.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

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

As a result of the review by our management team and our board of directors of oil and gas exploration and production operations in Argentina, the Company has shifted its attention away from oil and gas investments and exploration in Argentina, plans to dispose of its Argentina properties, and is in the process of entering the technology sector. We have entered into an agreement as of January 3, 2017 to dispose of our investments in two oil and gas concessions (Tartagal Oriental and Morillo) in Argentina, as well as to transfer to third parties SAHF and the Valle de Lerma operating concession.

We have made an investment of $125,000 in MHD Technology Corporation, a Delaware corporation (“MHD Tech”), for an equity position of 1,343,750 shares of common stock of MHD Tech (approximately 6.25% of the outstanding shares in the company); this investment was made through a separate limited liability company owned by Delta and set up specifically for this investment. In connection with the investment, Santiago Peralta, our Interim Chief Executive Officer and sole director, has joined the Board of Directors. The investment that Delta made into MHD Tech will be primarily for research and development purposes. On November 9, 2016 MHD Tech received the simulation showcasing how the pump works and has raised additional capital from investors (new Delta ownership- 5.5%). Currently, MHD Tech is teaming up with a PR firm to sign up distributors and working with one of the world’s leading authorities in fluid dynamics to produce an initial prototype.

As of March 6, 2017, MHD Technology produced a video of its “proof-of-concept” prototype. This prototype demonstrated water getting pushed through a small pipeline using MHD propulsion, getting desalinated, and going into a different reservoir. The desalination was measured by a change in the pH balance of the water. The video made is not of quality production and is just intended to serve as a demonstration of the unit working.

The working prototype is expected to serve various functions: gather more information regarding the technical specifications of the unit, raising additional capital for the first full-scale prototype development, forge partnerships to help in developing the full-scale prototype, and increase interest in product licensing.

The company is currently evaluating other prospects for acquisitions. The Company is under a letter of intent with its first acquisition candidate, Naptech Test Equipment, Inc, and its second acquisition candidate, Cardinal Electronics, Inc. These are expected to be the first of three to five acquisitions that happen in 2017. The Company is already valuating nine other prospects for acquisitions.

Our Oil and Gas Investments

As of December 31, 2016, the Company, through SAHF, retained 18% of the total concession in the carryover mode (“no cost obligations to SAHF”) in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. We do not operate the Tartagal and Morillo concession, and have a minority position in the joint venture. 9% of Tartagal and Morillo had been sold to PPL in March 2012, but due to payment defaults, the 9% were not transferred. Tartagal and Morillo have a carrying value of $0 because 50% of its interest was sold for higher than the carrying cost in 2012. The properties have subsequently been sold to High Luck Group Limited. The companies have presented to the Secretary of Energy the necessary paperwork for the Province of Salta to issue an official decree approving the transfer to High Luck. The decree is expected to be published in April, 2017.

We hold a 30.6% interest in the Valle de Lerma concession in Northern Argentina, where the joint venture partners are Grasta SA, PetroNEXUS, High Luck Group, and REMSA. Valle de Lerma has a carrying value of $0. 29.4% of the rights were sold to PPL under the PPL Agreement and High Luck Group was included in the UTE as 29.4% owners and 50% liable for all expenses as requested by PPL. However, the official government decree acknowledging High Luck Group as an owner has not yet been made. Delta has spent about $500,000 and complied with about $800,000 of work unit commitments in relation to Valle de Lerma of which High Luck Group is liable for 50%. Additionally, the end of the first period for Valle de Lerma is in March 2016- which the UTE is not looking to extend.

The exploration terms are four years for the first period, three years for the second, and two years for the last period. Currently our ability to reopen the existing well site is constrained by law, since the location of the well was within the city limits of Salta. Requests made for government approval to override the existing restrictions of the current policy have been rejected. As per the agreement signed with Enrique, the company is expected to transfer SAHF to a third party with Valle de Lerma included upon the completion of the sale of the Tartagal and Morillo properties.

Sale of Argentina Oil Properties

On May 12, 2016, Delta and New Times Energy reached an agreement in principle for the sale of 18% of Tartagal Oriental and Morillo, which was followed by a definitive agreement on January 3, 2017, among High Luck Group Limited, a subsidiary of New Times Energy, and Delta and SAHF, for a total consideration for the 18% of Tartagal Oriental and Morillo of US$4,000,000. The initial payment of US$2,000,000 was placed in escrow on February 10, 2017. There are various conditions for the release of the funds including the successful transfer of the properties to High Luck Group. Each condition satisfied will trigger an equal percentage of the funds being released.

Additionally, Delta would receive 3% of gross revenues of production of both oil and gas in the properties until an additional US$2 million is paid. New Times has committed to drill four exploratory wells in the next nine months in Tartagal and Morillo concession areas. Although we expect this transaction to close in the first quarter of 2017, there is no assurance that the sale of these concessions to High Luck Group, and the disposal of SAHF and the Valle de Lerma property to third parties will be completed, given the closing conditions precedent and necessity of certain governmental actions in Argentina.

On March 31, 2017, High Luck requested for the release of $500,000 from the Escrow Agent in favor of Delta.

Lithium Mining Property

On March 1, 2010, SAHF purchased control of 51% of the Guayatayoc project via a partnership agreement with Oscar Chedrese and Servicios Mineros SA. The project holds the concession for a period of 20 years for the mineral rights to 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. We have performed sampling in the property to determine the value of the property, but the results have been inconclusive. We are seeking a purchaser for our concession interest in this property. Delta is not expecting a sale of the lithium property within the next year due to 1) the current price of lithium, 2) lithium’s abundance in the surrounding area, and 3) Delta’s primary focus on other projects. The concession was completely impaired and has a carrying value of $0 as of December 31, 2016.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

During the year ended December 31, 2016, we had a net loss of approximately $551,000, as compared to a net loss of $1,180,000 for the year ended December 31, 2015.

During the year ended December 31, 2016 our loss from operations was approximately $550,000 compared to a net loss from operations of approximately $495,000 in 2015, due to an impairment charge of $191,236 in 2016. General and administrative expense was $459,204 in 2015, as compared to $358,882 in 2016.

LIQUIDITY

At December 31, 2016, we had a working capital surplus of approximately $214,000, compared with a working capital surplus of approximately $697,000 at December 31, 2015.

At December 31, 2016, we had total assets of approximately $365,000 compared to total assets of approximately $945,000 at December 31, 2015. Net cash used in operating activities in the year ended December 31, 2016 was $352,323, as compared with $444,726 in 2015; and net cash used in investing activities was approximately $127,000 in 2016, as compared with cash generated of nil in 2015. Net cash used by financing activities was approximately nil in the year ended December 31, 2016, compared to approximately nil in 2015.

In 2012, SAHF, Delta, and PPL entered into agreements for the sale of Tartagal, Morillo, Valle de Lerma and bidding rights in three other concessions. As part of PPL’s obligations under the Cooperation Agreement, PPL made partial payments of $4,299,931. The interests in the Tartagal and Morillo were not transferred to PPL due to PPL’s payment defaults in all agreements. High Luck Group was entered into the Valle de Lerma UTE as PPL requested for 29.4% of the ownership and 50% of all liabilities, but the official government decree accepting High Luck Group as an owner of the Valle de Lerma concession has not been issued. In July 2016, all contracts between SAHF and PPL were cancelled with no further obligations on either side as part of the agreement with High Luck Group.

Estimated 2017 Capital Requirements

In the case of the Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part.

Valle de Lerma’s target well, “La Troja,” has been deemed inside the city limits, and, therefore, unable to be drilled. Given the concession’s limited number of other potential “workover” drills, and the Company’s strategy to not engage in any exploratory drilling, the cost of Valle de Lerma for 2016 is expected to be US$100,000 in canons and other obligations. If the UTE does not extend its Valle de Lerma concession term, then there is also a potential 200 work units that will have to be fulfilled by the term’s end- of which SAHF is liable for 50%. SAHF, with the Valle de Lerma concession, is expected to be transferred to a third party upon the closing of the agreement with High Luck Group.

In the case that the purchases of Naptech and Cardinal close in 2017, we expect to increase the working capital of the companies by around $100,000 to have a higher annual turnover of inventory. However, this capital expenditure is not necessary.

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

Although management believes that the sale of its Argentine concessions will materialize, in the case that the sale does not happen, it is possible that the following material estimates affecting the financial statements could occur in the coming two years:

●	The receipt of updated reserve reports in two of the properties;
●	Generation of cash flow from exploratory drilling in two of the properties; and

●	Incurrence of future exploration and development costs that are carried.

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

Investments in non-consolidated affiliates – These investments consist of the Company’s ownership interests in oil and gas development and exploration rights in Argentina, net of impairment losses if any. As of 2016, these investments also consist of minority stake positions in other companies.

We evaluate the oil and gas investments for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, levels of oil and gas reserves, availability of pipeline (or other transportation) capacity and infrastructure and management of the operations in which the investments were made.

We evaluate the minority stake investments for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, lack of: progress of product development, availability of capital to fund research and development, management experience, and client interest. These investments are carried at cost.

The Company accounts for stock-based compensation to non-employees under ASC 718, “Compensation-Stock Compensation” (“ASC 718”). The compensation cost of the awards is based on the grant date fair-value of these awards and recognized over the requisite service period, which is typically the vesting period. The Company uses the Black-Scholes Option Pricing Model to determine the fair-value of stock options issued for compensation.

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

Item 8. Financial Statements and Supplementary Data.

DELTA INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Delta International Oil & Gas, Inc.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Delta International Oil & Gas, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta International Oil & Gas, Inc. and its subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 31, 2017

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
ASSETS

Current Assets:
Cash	$239,627	$717,085
Receivable from sale of bidding rights and oil and gas properties (net of allowance for doubtful accounts of $0 and $3,200,069 as of December 31, 2016 and 2015, respectively)	-	-
Total current assets	239,627	717,085
Property and equipment (net of accumulated depreciation of $0 and $16,386 as of December 31, 2016 and 2015, respectively)	-	-
Investment in MHD Technologies	125,000	-
Investments in unproved oil and gas properties	-	221,880
Other assets	-	6,368

TOTAL ASSETS	$364,627	$945,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,945	$560
Accrued expenses	6,140	4,705
Notes payable	15,000	15,000
Total current liabilities	26,085	20,265
Total liabilities	26,085	20,265

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2016 and 2015, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at December 31, 2016 and 2015, respectively	3,233	3,233
Additional paid-in capital	7,151,482	7,151,482
Accumulated deficit	(6,831,708)	(6,280,417)
Accumulated other comprehensive gain	15,535	50,771
Total stockholders’ equity	338,542	925,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$364,627	$945,333

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ending December 31,
	2016	2015
Costs and Expenses:
Impairment charge	$191,236	$36,294
General and administrative	358,882	459,204
	550,118	495,498
Loss from operations	(550,118)	(495,498)

Other Income (Expense):
Foreign exchange gain (loss)	-	(756,521)
Other income	80	72,144
Other Income (expense)	80	(684,377)
Loss before income taxes	(550,038)	(1,179,875)

Provision (benefit) for income taxes	1,253	-

Net Loss	$(551,291)	$(1,179,875)

Net income (loss) per common share:
Basic and Diluted	$(0.02)	$(0.04)
Weighted average common shares - Basic and Diluted	32,338,826	32,338,826

The accompanying notes are an integral part of the consolidated financial statements

F-3

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ending December 31,
	2016	2015

Net earnings (loss)	$(551,291)	$(1,179,875)
Other comprehensive income (loss):
Foreign currency translation adjustment	(35,235)	582,334
Net change in other comprehensive income (loss)	(35,235)	582,334
Comprehensive income (loss)	$(586,526)	$(597,541)

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES

(FORMERLY DELTA MUTUAL INC. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

From January 1, 2015 to December 31, 2016

	Number of Common Shares	Common Stock	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance January 1, 2014	32,338,826	$3,233	$7,118,982	$(5,100,542)	$(531,564)	$1,490,109

Amortization of warrants for 1,000,000 at $.20 issued to Chairman of the Board			32,500			32,500

Net loss				(1,179,875)		(1,179,875)

Foreign Currency Adjustment					582,334	582,334

Balance December 31, 2015	32,338,826	$3,233	$7,151,482	$(6,280,417)	$50,771	$925,068

Net loss				(551,291)		(551,291)

Foreign Currency Adjustment					(35,235)	(35,235)

Balance December 31, 2015	32,338,826	$3,233	$7,151,482	$(6,831,708)	$15,535	$338,542

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ending December 31,
	2016	2015

Cash flows from Operating Activities:
Net loss	$(551,291)	$(1,179,875)
Impairment charge	191,236	36,294
Warrants issued for services	-	32,500
Foreign currency transaction loss	-	756,521
Depreciation	1,912	-
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Changes in operating assets and liabilities	5,820	(90,166)
Net cash used in operating activities	(352,323)	(444,726)
Cash flows from investing activities:
Purchases of furniture and equipment	(1,912)	-
Investment in Neptune Industries	(125,000)	-
Net cash used in investing activities	(126,912)	-

Cash flows from financing activities:
Proceeds from loans	-	12,000
Payment of loans	-	(12,000)
Net cash provided by financing activities	-	-
Effect of Exchange Rates on Cash	1,777	(44,366)
Net increase (decrease) in cash	(477,457)	(489,092)
Cash - Beginning of period	717,085	1,206,177
Cash - End of period	$239,627	$717,085

Changes in operating assets and liabilities consists of:
Increase (decrease) in accounts payable and accrued expenses	$5,820	$(90,166)
Changes in assets and liabilities	$5,820	$(90,166)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

The primary focus of the Company’s business is its South America Hedge Fund LLC (“SAHF”) subsidiary, which has investments in oil and gas concessions in Argentina and focuses on the energy sector, including the development and supply of energy in Latin America. Currently, Delta is under contract to sell its oil and gas concessions in Argentina and transfer its subsidiary, SAHF, LLC out of the Company.

Delta has commenced to devote business efforts to a future business expected to be in the transportation and desalination of water using a specific propulsion technology that had been deemed uneconomic until present-day. Delta made the initial investment into a company that holds the patents for this technology in the first quarter of 2016.

Delta’s strategy for 2017 is to acquire tech-based companies (telecommunications or software-focused are primary targets) that have a long history of revenues with positive operating cash flow. The next two acquisitions are already under a letter of intent and are expected to close in the second quarter of 2017.

PRINCIPLES OF CONSOLIDATION

The Company’s financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of the common stock. All material intercompany transactions and balances have been eliminated.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

As of December 31, 2016, the Valle de Lerma concession had an impairment of $191,236, bringing the book value to $0.

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

At December 31, 2016 and 2015, the Company has approximately $0 and $0, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to investments in Argentina concessions may give rise to uncertain positions. In connection with the uncertain tax position, there was no interest or penalties recorded.

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

EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common share outstanding during the period. Potential common shares consist of outstanding common stock purchase warrants. For the year ended December 31, 2016 and 2015, there were 9,211,517 and 9,211,517, respectively of potentially dilutive common shares outstanding. These potentially dilutive common shares are anti-dilutive in the years ended December 31, 2016 and 2015, due to our operating losses, and therefore, have not been included in the calculation of earnings per share.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

FOREIGN CURRENCY TRANSLATION

In 2016 and 2015, the functional currency for the Company’s primary foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in Argentina is the Argentine Peso. Translation adjustments are recorded in Accumulated Other Comprehensive Loss. The Company’s subsidiary in Argentina also has certain U.S. dollar denominated intercompany receivables and payables, which generate foreign currency gains and losses in other income (expense) when translated at the end of each period using the current exchange rates.

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

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. ASC 820, “Fair Value Measurements and Disclosures”, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Level 1 - Observable inputs such as quoted market prices in active markets.

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2016 and 2015, there were no financial assets or liabilities that required disclosure.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

2. RECEIVABLE FROM SALE OF BIDDING RIGHTS AND OIL AND GAS PROPERTIES

On March 30, 2012 the Company entered into the Cooperation Agreement with PPL. Under the Cooperation Agreement, PPL agreed to pay us $7,000,000 for certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by Delta on the following areas: Valle de Lerma in the province of Salta; San Salvador de Jujuy; Libertador General San Martin in the province of Jujuy; and Selva Maria in the province of Formosa. Pursuant to a separate Agreement dated March 31, 2012, the Company agreed with PPL to assign and transfer 50% of SAHF’s current ownership of the Tartagal and Morillo (i.e., a 9% interest in the concession) to PPL for a purchase price of $500,000. PPL has also agreed in an Undertaking to provide funds to the operating entities of Valle de Lerma (the San Salvador, Libertador, and Selva Maria concessions were awarded to another party, whose bid exceeded that of the Company for these concessions), in the aggregate amount of up to $10,000,000.

As of December 31, 2016, the Company had received deposits in the amount of $4,299,891 from PPL on account of remainder of the proceeds was initially recorded as a $3,200,109 receivable from the sale of bidding rights and oil and gas properties. As of December 31, 2014, the Company provided a reserve for doubtful accounts of $3,200,069. PPL is not current with the payment schedule set forth in the Cooperation Agreement, and while, the Company is in discussions with PPL to ensure that all payments provided for under the Cooperation Agreement are made within the time frame as required for concession financial commitments.

In July 2016, PPL, Delta, and SAHF cancelled all of their agreements with no further obligation on either side as a condition for an agreement that was signed between SAHF, Delta, and High Luck Group.

3. INVESTMENT IN MINERAL PROPERTIES

On March 1, 2010, SAHF purchased control of 51% of the Guayatayoc project via a partnership agreement with Oscar Chedrese and Servicios Mineros SA. The project holds the concession for a period of 20 years for the mineral rights to 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. We have performed sampling in the property to determine the value of the property, but the results have been inconclusive. We are seeking a purchaser for our concession interest in this property, but we expect a transfer to happen for little or no value. Accordingly, as of December 31, 2015 we recorded a reserve for impairment of $36,294 on this property to write it down to $0. This property is expected to remain in SAHF when it transfers out of Delta to a third party.

4. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

As of December 31, 2016, the Company, through SAHF, retained 18% of the total concession in the carryover mode (“no cost obligations to SAHF”) in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. We do not operate the Tartagal and Morillo concession, and have a minority position in the joint venture. 9% of Tartagal and Morillo had been sold to PPL in March 2012, but due to payment defaults, the 9% were not transferred. Subsequently, all contracts with PPL were cancelled and SAHF retained an 18% interest in the Tartagal and Morillo concessions.

We hold a 30.6% interest in the Valle de Lerma concession in Northern Argentina, where the joint venture partners are Grasta SA, PetroNEXUS and REMSA. 29.4% of Valle de Lerma had been sold to PPL via an agreement dating March 2012. High Luck Group, as per request from PPL, was included in the UTE agreement for Valle de Lerma as 29.4% owner of the concession and bearer of 50% of all incurred costs. Thus far, Delta, via SAHF, has paid for all expenses related to Valle de Lerma to ensure that the concession remained in good standing, and PPL has defaulted in all of its payments in its agreement with SAHF. The official government decree issuing High Luck Group 29.4% of the concession has not yet been issued.. The exploration terms are four years for the first period, three years for the second and two years for the last period. Currently our ability to reopen the existing well site is constrained by law, since the location of the well was within the city limits of Salta. Requests made for government approval to override the existing restrictions of the current policy have been rejected. During 2016, the oil concession known as Valle de Lerma was completely impaired and as of December 31, 2016, it had a carrying value of $0. The concession is expected to transfer out of Delta along with SAHF in April of 2017.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

The Company no longer intends to pursue any of its own operating activities on its oil and gas properties that are not in a carry-over mode.

As of January 3, 2017, High Luck Group Limited had accepted an offer from the Company for the sale of 18% of the Tartagal and Morillo concessions.

	Concession Investments	Exploration Rights	Total
At January 1, 2015	$0	$336,383	$336,383

Translation gain (loss)	0	(114,503)	(114,503)

At December 31, 2015	$--	$221,880	$221,880

Reserve for Impairment	0	(191,236)	(191,236)

Translation gain (loss)	0	(30,644)	(30,644)

At December 31, 2016	$--	$0	$0

5. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,
	2016		2015
Oilfield equipment	$	---	$	---

Furniture and equipment		1,912		16,386
Less accumulated depreciation		(1,912)		(16,386)
Total property and equipment	$	---	$	---

The Company no longer intends to pursue any of its own operating activities on its current oil and gas properties that are not in a carry-over mode. All fully depreciated furniture was donated during 2016 when Delta moved to fully-furnished executive offices. The only equipment that is left is fully depreciated computers.

6. DEBT

	December 31,
Short – term debt	2016	2015

Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Total	$15,000	$15,000

During the year 2016, the Company did not pay off any debt and did not raise any more capital via debt instruments.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

7. INCOME TAXES

The Company has not made provision for income taxes in the years ended December 31, 2016 and 2015, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

Deferred income tax assets consist of:

	December 31,
	2016	2015
Net operating loss carry-forwards	$2,013,467	$1,862,771

Less valuation allowance	(2,013,467)	(1,862,771)

Deferred income tax assets, net	$--	$--

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 42%, the Company has determined it to be more likely than not that a deferred income tax asset of approximately $2,013,467 and $1,862,771 attributable to the future utilization of the approximately $4,793,970 and $4,435,168 in eligible net operating loss carry-forwards as of December 31, 2016 and 2015, respectively, will not be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2021 to 2035.

The Company is subject to taxation in the United States and certain state jurisdictions as well as in Argentina. The Company’s net operating loss carry forwards are subject to examination by the United States and applicable state tax authorities in the year of its utilization. There are currently no tax returns being examined by the IRS. The tax return filings for years 2013 through 2015 are still open for examination.

8. STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2016 the board of directors had not authorized the issuance of any series of preferred stock.

Common Stock

For the years ended December 31, 2016 and 2015, the Company did not issue and new shares.

The company recorded compensation expense of for the year ended December 31, 2016 and 2015 of $0 and $32,499, respectively. In 2015, the compensation expense was in the form of warrants for Dr. Phillips Smith for his service as Chairman of the Board for the years 2013-2015.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

A summary of warrant activity is detailed below:

		Weighted	Weighted
		Average	Average	Aggregated
	Warrants	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, December 31, 2014	9,211,517	$0.21	3.65 years	$691,052

Granted	-	-	-	-

Exercised	-	-	-	-

Outstanding, December 31, 2015	9,211,517	$0.21	2.65 years	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Outstanding, December 31, 2016	9,211,517	$0.21	1.65 years	$-

Vested, December 31, 2016	9,211,517	$0.21	1.65 years	$-

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

OPERATING LEASES

Rent expense was $14,311 under a month-to-month office lease and $25,483 for the years ended December 31, 2016 and 2015, respectively.

EMPLOYMENT AGREEMENTS

The only current Executive Employment Agreement is with Mr. Santiago Peralta dated February 6, 2015 as an Interim CEO, President, and Director for a one (1) year term and an annual salary of $80,000 plus a $5,000 quarterly bonus. Mr. Peralta has given up his quarterly bonus for the calendar year 2017 in order to reduce administrative expenses. The contract has an automatic one (1) year renewal, which was renewed originally in 2016, and, again, in 2017. Additionally, Mr. Peralta, alongside other company management, is eligible for participation of a bonus pool of up to 15% of net profits difference between the current quarter and the same quarter five years in the past. This bonus pool has been company standard since 2010 when the original executive employment agreements were signed.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

EXCHANGE RISK

The Company cannot guarantee the Argentinean Peso and US dollar exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Peso and US dollar. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

CONTINGENT BONUSES

The Company has commitments to one SAHF employee and one ex-SAHF contractor if the sale of Tartagal and Morillo to High Luck materializes. Upon receipt of the initial payment, Alberto Mac Mullen is expected to be paid $200,000 for his services over the past ten years to the Company. Enrique Vidal is expected to be paid 3% of the total purchase price of the sale for his crucial role negotiating the contract with High Luck.

10. INVESTMENT IN MHD TECHNOILOGY

We have made an investment of $125,000 in MHD Technology Corporation, a Delaware corporation (“MHD Tech”), for an equity position of 1,343,750 shares of common stock of MHD Tech (currently, approximately 5.5% of the outstanding shares in the company); this investment was made through a separate limited liability company owned by Delta and set up specifically for this investment. In connection with the investment, Santiago Peralta, our Interim Chief Executive Officer and sole director, has joined the Board of Directors of MHD Tech. The investment that Delta made into MHD Tech will be primarily for research and development purposes. In November 2016, a simulation company from Florida finished a simulation of the unit for MHD Tech to start selling licenses. In February 2017, the company finished the first working prototype to demonstrate the technology to potential investors and licensees.

This investment is accounted for using the cost accounting method. The value of the investment on the balance sheet will be shown at historical cost and will not be adjusted according to fair market value. If there is evidence that suggests that the fair market value of the investment is lower than the historical cost, then the investment will be written down to its new fair market value.

11. SUBSEQUENT EVENTS

On January 3, 2017, the Company received the acceptance of its offer for the sale of SAHF’s interest in the Tartagal and Morillo concessions from High Luck Group. The consideration for 18% of Tartagal and Morillo will be US$2,000,000 upon the transfer of the concessions, and 3% of gross revenues from the production of oil or gas of either concession up to an additional US$2,000,000. Once the transfer occurs, the companies will sign a mutual release. The release of funds is also contingent on other external factors. On February 10, 2017, High Luck Group deposited the initial US$2,000,000 in an Escrow account.

On February 15, 2017, the Company signed a letter of intent with Bayberry Capital for the acquisition of 100% of the outstanding shares in Naptech Test Equipment, Inc. On March 22, 2017, the Company signed a letter of intent with Cardinal Electronics, Inc. The transaction with Naptech is expected to have a final agreement before the end of the first quarter and to close in the second quarter, meanwhile the transaction with Cardinal is expected to have a final agreement and its closing in the second quarter.

On March 22, 2017, Delta signed an agreement with Enrique Vidal acting as an agent to an undisclosed buyer for the transfer of SAHF. The transaction is expected to close in April, 2017, after the decree approving the Tartagal and Morillo transfer to High Luck is published. On March 23, 2017, the Company presented the necessary documentation to the Secretary of Energy to transfer the Tartagal and Morillo concessions to High Luck. The Secretary of Energy will review the paperwork and upon its approval, it will send its decision to the executive branch of the Province of Salta, which has the power to issue the transfer decree.

On March 31, 2017, High Luck requested the release of $500,000 from the Escrow Agent to Delta. Even though the decree approving the transfer has not been published, the companies recognized that many of the closing conditions have been completed and that the presentation to the Secretary of Energy for the transfer of the properties had been made.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our chief executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our chief executive and financial officer have concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of December 31, 2016, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15, based on a material weakness as of that date in our disclosure controls and procedures discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2016. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2016, our internal control over financial reporting is not effective due to the following material weakness. Our accounting department does not have the sophistication to critically evaluate and implement accounting principles in certain cases, and at times transactions are recorded improperly, or not recorded contemporaneously and require additional procedures and adjustments to be made by our staff and our auditors. In addition, the size of our staff in our accounting department does not permit segregation of duties as required for our internal control over financial reporting to be effective. We have implemented certain procedures related to improving the ability of our staff to properly record accounting transactions to help minimize the risks associated with this significant deficiency. Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of December 31, 2016, and for the two years then ended, fairly present in all material respects our financial condition and results of operations.

There have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, the executive officers and directors of the Company were as follows:

NAME	AGE	TITLE(S)
Santiago Peralta	29	Interim President, CEO and Director

On January 6, 2015, the Board of Directors of the Company approved appointment of Santiago Peralta as the Interim President and CEO of the Company and the retirement of our Chief Executive Officer, Malcolm W. Sherman, his resignation as Chief Executive Officer, President and a director of the Company to be effective as of December 31, 2014. On April 30, 2015, the two-year term of Phillips W. Smith as a director was terminated under the agreement pursuant to which Mr. Smith was retained as a director of the Company. Considering Dr. Smith’s exceptional job, the Board of Directors approved a modification to the common stock purchase warrants held by Mr. Smith to fully vest as of May 6, 2015.

Santiago L. Peralta was appointed to the Board of Directors on November 8, 2012 and as Interim CEO and President on January 1, 2015. From 2012 through 2017, Mr. Peralta has focused on valuating projects and opportunities for Delta, incorporating analyses on financial projections, global and domestic strategy and expansion, and macro- and microeconomic factors. Prior to that, Mr. Peralta served as a Field Operations Manager for Delta and its subsidiary, SAHF, managing the entire company’s accounting and marketing; developing investor relations materials and presentations; directing the mud injection, water logistics team, and drilling contractors during operations; and negotiating and structuring local and foreign partnerships. Santiago graduated from Thunderbird School of Global Management with an international MBA with Distinction, the highest graduating GPA of his class, and recognition for exceptional leadership. Santiago also graduated from WP Carey School of Business with a BS in Business Management with Honors.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We believe that during 2016 all of our current officers and directors complied with the reporting requirements of Section 16(a).

Item 11. Executive Compensation.

Compensation paid by the Company and its subsidiaries to the Company’s Executive Officers (the “Named Executives”) for the last three fiscal years is shown in the following table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- sation	Total ($)
Santiago Peralta, appointed Interim Chief Executive Officer	2015	$80,000	$20,000						$100,000
on January 6, 2015[1]	2016	$80,000	$20,000						$100,000

(1)	Mr. Sherman retired from his positions at the Company effective December 31, 2014, and Santiago Peralta was appointed Interim Chief Executive Officer on January 6, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Santiago Peralta	200,000			$0.20	12/14/2018

DIRECTORS’ COMPENSATION IN FISCAL 2016

We compensate directors as per specific agreements with each director. Mr. Santiago L. Peralta has not been compensated as a director in fiscal year 2016. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 31, 2017, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

	Number of Shares Owned
Name and Address of Beneficial Owner*	Beneficially	Percentage**

Santiago Peralta (1)	9,897,694	27.71%

Pablo Peralta(1)	9,683,844	27.26%

West Coast Enterprises Limited	2,116,717	6.55%
Partnership
3225 McLead Dr. #110
Las Vegas, NV 89121-2257

All Officers and Directors as a Group (1 person)	9,897,694	27.71%

*	Unless otherwise stated in the table, the address of each of the stockholders shown in the table is c/o Delta, 7272 E Indian School Rd., Ste. 540, Scottsdale, AZ 85251.

**	Based on 32,338,826 shares outstanding on March 31, 2017

(1)	Egani, Inc., of which Santiago Peralta, a director of the Company, and Pablo Peralta, his brother, each owns 50% of the outstanding stock, owns 13,000,001 shares directly. The address of Egani, Inc. is c/o Delta, 7272 E Indian School Rd., Ste. 540, Scottsdale, AZ 85251. Santiago Peralta owns 13,800 shares directly and holds a warrant, expiring December 14, 2018 to purchase 200,000 shares of common stock at an exercise price of $0.20 per share. Santiago Peralta and Pablo Peralta also each hold a 50% interest in a common stock purchase warrant to purchase 6,367,687 shares of common stock, at an exercise price of $0.20 per share, expiring December 14, 2018. The address of Santiago Peralta and Pablo Peralta is c/o Delta, 7272 E Indian School Rd., Ste. 540, Scottsdale, AZ 85251.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company did not in fiscal 2016 have any related party transactions to report under this Item.

Item 14. Principal Accountant Fees and Services

(1) Audit fees:

	2016	2015

	$25,250	$27,650

(2) Audit related fees:
	2016	2015

	$-0-	$-0-

(3) Tax fees:
	2016	2015

	$-0-	$-0-

(4) All other fees: NA

(5) Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant’s full time employees: NA

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.1a	Amendment to Certificate of Incorporation, filed September 1, 2004. Incorporated herein by reference to Exhibit 3.1a to the Company’s Current Report on Form 8-K, filed with the Commission on September 3, 2004.

3.1b	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended. Incorporated herein by reference to Exhibit 3.1b to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

3.2	By-Laws of the Company. Incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.2a	Amendment to Article III, Section I of the By-Laws. Incorporated herein by reference to the Company’s quarterly report on Form 10-QSB, filed with the Commission on November 21, 2000.

3.2b	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.2b to the Company’s quarterly report on Form 10-Q, filed with the Commission on May 21, 2012.

3.1c	Certificate of Amendment to Certificate of Incorporation, filed June 26, 2007. Incorporated herein by reference to, Exhibit 3.1c to the Company’s quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

3.1d	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended. Incorporated herein by reference to Exhibit 3.1d to the Company’s quarterly report on Form 10- QSB, filed with the Commission on August 10, 2007.

3.1e	Certificate of Amendment to Certificate of Incorporation, filed May 13, 2009. Incorporated herein by reference to Exhibit 3.1e to the Company’s Quarterly Report on Form 10-Q,filed with the Commission on August 6, 2009.

3.1f	Form of Restatement of Certificate of Incorporation of the Company, as amended. Incorporated herein by reference to Exhibit 3.1f to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

Exhibit No.	Description of Exhibits

4.2a	Delta Mutual, Inc. 2004 Stock Option Plan. Incorporated herein by reference to Exhibit B to the Company’s Definitive Proxy Statement, filed with the Commission on June 16, 2004.

4.6	4% Convertible Promissory Note of the Company due May 2006 issued in the principal amount of $193,740 on May 12, 2004. Incorporated herein by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

4.6a	Amendment, dated as of May 2, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6a to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6b	Amendment, dated as of July 6, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6b to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6c	Amendment, dated as of September 8, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6c to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6d	Amendment, dated as of November 21, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6d to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6e	Amendment, dated April 4, 2007, to 4% Convertible Promissory Note in the Principal Amount of $193,740. Incorporated herein by reference to Exhibit 4.6e to the Company’s quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

4.6f	Amendment, dated September 7, 2007 to Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6f to the Company’s quarterly report on Form 10-QSB, filed with the Commission on November 9, 2007.

10.15	Strategic Alliance Agreement, dated September 10, 2003, between Delta-Envirotech, Inc. and ZAFF International Ltd. Incorporated herein by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed with the Commission on January 22, 2004.

10.16	Agreement, dated January 14, 2004, by and between Delta Mutual, Inc. and Hi-Tech Consulting and Construction, Inc. Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 6, 2004.

10.26	Executive Employment Agreement, dated May 23, 2005, between Delta Mutual, Inc. and Martin G. Chilek. Incorporated herein by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2005.

Exhibit No.	Description of Exhibits

10.33e	Form of Amended and Restated 8% Term Notes issued March 6, 2008 by Delta Mutual, Inc. in the aggregate principal amount of $150,655. Incorporated herein by reference to Exhibit10.33e to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 15, 2008.

10.35	Membership Interest Purchase Agreement, dated March 4, 2008, between Delta Mutual, Inc. and Egani, Inc. Incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.36	Consulting Services Agreement, dated September 10, 2007, between Delta Mutual, Inc. and Security Systems International, Inc. Incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.37	Form of 6% promissory notes issued March 6, 2008 by the Company in the aggregate principal amount of $121,000. Incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.37a	Amendment, dated September 2, 2008, to 6% Promissory Note in the principal amount of $21,000. Incorporated herein by reference to Exhibit 10.37a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.37b	Amendment, dated as of September 18, 2008, to 6% Promissory Note in the principal amount of $100,000. Incorporated herein by reference to Exhibit 10.37b to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.38	6% Promissory Note of the Company issued in the principal amount of $20,000 on April 15, 2008. Incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.38a	Amendment, dated as of October 8, 2008, to 6% Promissory Note in the principal amount of $20,000. Incorporated herein by reference to Exhibit 10.38a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.39	6% Promissory Note of the Company issued in the principal amount of $9,550 on April 28, 2008. Incorporated herein by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.39a	Amendment, dated as of October 10, 2008, to 6% Promissory Note in the principal amount of $9,550. Incorporated herein by reference to Exhibit 10.39a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.40	6 % Promissory Note of the Company issued in the principal amount of $16,900 on May 14, 2008. Incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

Exhibit No.	Description of Exhibits

10.40a	Amendment, dated as of November 4, 2008, to 6% Promissory Note in the principal amount of $16,900. Incorporated herein by reference to Exhibit 10.40a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.42	6% Promissory Note of the Company issued in the principal amount of $22,413 on July 7, 2008. Incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.43	6% Promissory Note of the Company issued in the principal amount of $13,350 on September 18, 2008. Incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.44	6% Promissory Note of the Company issued in the principal amount of $16,650 on September 19, 2008. Incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.45	6% Promissory Note of the Company issued in the principal amount of $10,000 on October 3, 2008. Incorporated herein by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.46	6% Promissory Note of the Company issued in the principal amount of $28,500 on October 22, 2008. Incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.47	6% Promissory Note dated as of November 20, 2008 by Delta Mutual, Inc. to Santiago Peralta in the principal amount of $14,000. Incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.48	Amendment dated as of November 24, 2008 to 6% promissory notes issued to Egani, Inc. in the aggregate principal amount of $43,900. Incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.48a	Second Amendment, dated as of April 16, 2009, to 6% promissory notes issued to Egani, Inc. Incorporated herein by reference to Exhibit 10.48a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2009.

10.48.1	Amendment dated as of December 14, 2008 to 6% promissory notes issued to Security Systems International, Inc. in the aggregate principal amount of $136,900. Incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

Exhibit No.	Description of Exhibits

10.49a	Second Amendment, dated as of April 16, 2009, to 6% promissory notes issued to Security Systems International, Inc. Incorporated herein by reference to Exhibit 10.49a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2009.

10.49	6% Promissory Note dated as of December 15, 2008 to Security Systems International, Inc. in the principal amount of $8,190. Incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.50	6% Promissory Note dated as of January 22, 2009 to Security Systems International, Inc. in the principal amount of $7,686. Incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.51	6% Promissory Note dated as of February 10, 2009 to Security Systems International, Inc. in the principal amount of $15,950. Incorporated herein by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.52	6% Promissory Note dated as of February 18, 2009 to Security Systems International, Inc. in the principal amount of $5,000. Incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.53	6% Promissory Note dated as of February 19, 2009 to Malcolm W. Sherman in the principal amount of $5,000. Incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.54	6% Promissory Note dated as of March 20, 2009 to Security Systems International, Inc. in the principal amount of $19,767. Incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.55	6% Promissory Note dated as of March 25, 2009 to Security Systems International, LLC in the principal amount of $8,577. Incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.56	6% Promissory Note dated as of April 2, 2009 to Security Systems International, LLC in the principal amount of $14,987. Incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.57a	Amended and Restated 6% Promissory Noted dated as of April 15, 2009 to Security Systems International LLC. Incorporated herein by reference to Exhibit 10.57a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

10.58	Agreement, dated as of November 1, 2009, between the Company and Valucorp. Incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

10.59	Note Extension Agreement, dated December 31, 2009, between the Company and Neil Berman, the Anthony Panariello Trust, the Danielle Panariello Trust and the Michaela Panariello Trust. Incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

Exhibit No.	Description of Exhibits

10.60	Partnership Agreement on Kaia Mining Properties, dated March 12, 2010, by and among Southamerican Hedge Fund, Oscar Daniel Chedrese and Servicios Mineros SA. Incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed with the Commission on May 16, 2011.

10.61	Form of Common Stock Purchase Warrant issued December 15, 2011. Incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, filed with the Commission on December 28, 2011.

10.62	Form of Common Stock Warrant issued to Phillips W. Smith. Incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, filed with the Commission on May 14, 2014.

10.63	Executive Employment Agreement, dated March 23, 2010, between the Company and Malcolm W. Sherman. Incorporated herein by reference to Exhibit 10.63 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Commission on September 30, 2014.

10.64	Cooperation Agreement, dated December 20, 2011, between the Company and Principle Petroleum Limited. Incorporated herein by reference to Exhibit 10.64 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Commission on September 30, 2014.

10.65	Memorandum of Understanding, dated May 13, 2016, by and among New Times Energy Corporation Limited, South American Hedge Fund, LLC and the Company. Incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q, filed May 16, 2016.

14.	Delta Mutual, Inc. Code of Conduct and Business Ethics. Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2005.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith

** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Dated: March 31, 2017	DELTA INTERNATIONAL OIL & GAS INC.

	By:	/s/ Santiago Peralta
Santiago Peralta, Interim President and Chief Executive Officer, and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 31, 2017.

/s/ Santiago Peralta
Santiago Peralta
Interim President and Chief Executive Officer, and Director

