Form 10-Q
period 2017-03-31
Delta International Oil & Gas Inc.
filed 2017-05-15
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares outstanding of the issuer’s common stock, $0.0001 par value per share, was 32,338,826 as of May 15, 2017.

DELTA INTERNATIONAL OIL & GAS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all material adjustments that are necessary for a fair presentation for the periods presented have been reflected. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

1

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	31-Mar-17	31-Dec-16
ASSETS

Current Assets:
Cash	$160,651	$239,627
Total current assets	160,651	239,627

Investment in MHD Technologies	125,000	125,000

TOTAL ASSETS	$285,651	$364,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$16,055	$4,945
Accrued expenses	6,140	6,140
Notes payable	15,000	15,000
Total current liabilities	37,195	26,085
Total liabilities	37,195	26,085

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2016 and 2015, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at December 31, 2016 and 2015, respectively	3,233	3,233
Additional paid-in capital	7,151,482	7,151,482
Accumulated deficit	(6,921,794)	(6,831,708)
Accumulated other comprehensive income	15,535	15,535
Total stockholders’ equity	248,456	338,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$285,651	$364,627

The accompanying notes are an integral part of the unaudited consolidated financial statements

2

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Sales	$-	$-
Costs and Expenses:
General and administrative	$(90,151)	$(81,980)
	$(90,151)	$(81,980)
Loss from operations	$(90,151)	$(81,980)

Other Income (Expense):	65	-
Loss before income taxes	$(90,086)	$(81,980)

Provision (benefit) for income taxes	$-	$-

Net Loss	$(90,086)	$(81,980)

Net loss per common share:
Basic and Diluted	$(0)	$(0)
Weighted average common shares - Basic and Diluted	32,338,826	32,338,826

The accompanying notes are an integral part of the unaudited consolidated financial statements

3

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net loss	$(90,086)	$(81,980)
Other comprehensive loss:
Foreign currency translation adjustment	-	(25,575)
Net change in other comprehensive loss	-	(25,575)
Comprehensive loss	$(90,086)	$(107,555)

The accompanying notes are an integral part of the unaudited consolidated financial statements

4

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from Operating Activities:
Net loss	$(90,086)	$(81,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	11,110	5,038
Net cash used in operating activities	(78,976)	(76,942)
Cash flows from investing activities:
Investment in Neptune Industries	-	(125,000)
Net cash used in investing activities	-	(125,000)

Cash flows from financing activities:
Net cash provided by financing activities	-	-
Effect of Exchange Rates on Cash	-	-
Net decrease in cash	(78,976)	(201,942)
Cash - Beginning of period	239,627	717,085
Cash - End of period	$160,651	$515,143

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited interim consolidated financial statements of Delta International Oil & Gas Inc. (“Delta” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2016 as reported on Form 10-K, have been omitted.

2. INVESTMENT IN UNPROVED OIL AND GAS PROPERTIES

On January 3, 2017, the Company received the acceptance of its offer for the sale of SAHF’s 18% interest in the Tartagal and Morillo concessions from High Luck Group. The consideration for 18% of Tartagal and Morillo will be US$2,000,000 upon the transfer of the concessions, and 3% of gross revenues from the production of oil or gas of either concession up to an additional US$2,000,000. Once the transfer occurs, the companies will sign a mutual release. The release of funds is also contingent on other external factors. On February 10, 2017, High Luck Group deposited the initial US$2,000,000 in an Escrow account. On April 3, 2017, the Escrow Agent released $500,000 to Delta towards the initial $2,000,000 payment.

On April 21, 2017, the official government decree for the transfer of Tartagal and Morillo was issued, and the companies are expected to execute the final transfer in late May. The transaction is expected to close in the second quarter of 2017. Upon closing, the Company is expected to pay commissions and bonuses to a consultant and SAHF’s general manager totaling to approximately $200,000.

3. SAHF INTEREST PURCHASE AGREEMENT

On March 22, 2017, Delta signed an agreement with Enrique Vidal acting as an agent to an undisclosed buyer for the transfer of SAHF. The transaction is expected to close in May 2017 since the transfer decree for Tartagal and Morillo has been published. The undisclosed buyer will receive 25% of all proceeds the Company will receive from the sale of its 18% interest in the Tartagal and Morillo concessions (see Note 2) in exchange for the buyer’s assumptions of all potential liabilities related to the Company’s Valle de Lerma concession.

4. SUBSEQUENT EVENTS

On April 3, 2017, the Company received a payment of US$500,000 from High Luck Group Limited for the sale of the Tartagal Oriental and Morillo properties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of the review by our management team of oil and gas exploration and production operations in Argentina, the Company has decided to sell its Argentine oil and gas concessions. Throughout 2016 and the first quarter of 2017, the Company has been evaluating its entrance into different geographic regions within the energy sector, as well as the water purification and telecommunications sectors. We have entered into an agreement as of January 3, 2017 to dispose of our investments in two oil and gas concessions (Tartagal Oriental and Morillo) in Argentina, as well as to transfer SAHF and the Valle de Lerma operating concession to a third party. The first payment for the sale of Tartagal and Oriental and Morillo was received in early April.

During the first quarter of 2017, the Company had signed two letters of intent (“LOI”) to acquire test equipment technology companies, but after a dissatisfaction with the due diligence results, the Company decided to terminate the LOIs.

The Company is currently evaluating companies in the tech and energy sectors as potential acquisition or merger candidates.

Investment in MHD Technology Corporation

We have made an investment of $125,000 in MHD Technology Corporation, a Delaware corporation (“MHD Tech”), for an equity position of 1,343,750 shares of common stock of MHD Tech (approximately 6.25% of the outstanding shares in the company); this investment was made through a separate limited liability company owned by Delta and set up specifically for this investment. In connection with the investment, Santiago Peralta, our Interim Chief Executive Officer and sole director, has joined the Board of Directors. The investment that Delta made into MHD Tech will be primarily for research and development purposes. On November 9, 2016 MHD Tech received the simulation showcasing how the pump works and has raised another $300,000 from investors (new Delta ownership- 5.5%).

As of March 6, 2017, MHD Technology had produced a video of its “proof-of-concept” prototype. This prototype demonstrated water getting pushed through a small pipeline using MHD propulsion, getting desalinated, and going into a different reservoir. The desalination was measured by a change in the pH balance of the water. The video made is not of quality production and is just intended to serve as a demonstration of the unit working. A CGI video of the working prototype was also developed as well as an introductory video into a unit made for the automobile industry.

The working prototype is expected to serve various functions: gather more information regarding the technical specifications of the unit, raising additional capital for the first full-scale prototype development, forge partnerships to help in developing the full-scale prototype, and increase interest in product licensing.

Termination of Proposed Acquisitions

On April 18, 2017, we terminated two letters of intent to which we were party, a February 15, 2017 letter of intent with Bayberry Capital for the acquisition of 100% of the outstanding shares in Naptech Test Equipment, Inc., and a March 22, 2017 letter of intent for the acquisition of Cardinal Electronics, Inc. The Company is currently evaluating other prospects for acquisitions.

Sale of Argentina Oil Properties

On May 12, 2016, Delta and New Times Energy Corporation Limited reached an agreement in principle for the sale of 18% of Tartagal Oriental and Morillo, which was followed by a definitive agreement on January 3, 2017, among High Luck Group Limited, a subsidiary of New Times Energy, and Delta and SAHF, for a total consideration for the 18% of Tartagal Oriental and Morillo of US$4,000,000. The initial payment of US$2,000,000 has been placed in escrow on February 10, 2017, and a deposit on the purchase price of $500,000 was received by Delta on April 3 2017. There are various conditions for the full release of the funds including the successful transfer of the properties to High Luck Group Ltd, a subsidiary of New Times Energy. Each condition satisfied will trigger an equal percentage of the funds being released. On April 21, 2017, the transfer decree for Tartagal and Morillo was issued by the Province of Salta.

Additionally, Delta would receive 3% of gross revenues of production of both oil and gas in the properties until an additional US$2 million is paid. High Luck has committed to drill four exploratory wells in the next four months in Tartagal and Morillo concession areas; however, it is likely that the UTE will receive an extension after drilling the first well. Although we had expected this transaction to close in the first quarter of 2017, and are now expecting a closing in the second quarter, there is no assurance that the sale of these concessions to High Luck Group, and the disposal of SAHF and the Valle de Lerma property to third parties will be completed, given the closing conditions precedent and necessity of certain governmental actions in Argentina.

Our Oil and Gas Investments

As of March 31, 2017, the Company, through SAHF, retained 18% of the total concession in the carryover mode (“no cost obligations to SAHF”) in the Tartagal and Morillo oil and gas concessions located in Northern Argentina. We do not operate the Tartagal and Morillo concession, and have a minority position in the joint venture. 9% of Tartagal and Morillo had been sold to PPL in March 2012, but due to payment defaults, the 9% were not transferred. Tartagal and Morillo have a carrying value of $0 because 50% of its interest was sold for higher than the carrying cost in 2012.

On May 5, 2017, the Company signed a Letter of Intent for an Asset Purchase through Preferred Convertible Stock with Breitling Energy Corp. The 2014 10K of Breitling reports reserves of around $20,000,000. Bayberry Capital will also be involved in the transaction as Breitling’s offer was brought forth by them.

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

The exploration terms are four years for the first period, three years for the second and two years for the last period. Currently our ability to reopen the existing well site is constrained by law, since the location of the well was within the city limits of Salta. Requests made for government approval to override the existing restrictions of the current policy have been rejected. The Company is looking to transfer its full stake in Valle de Lerma.

Lithium Mining Property

On March 1, 2010, SAHF purchased control of 51% of the Guayatayoc project via a partnership agreement with Oscar Chedrese and Servicios Mineros SA. The project holds the concession for a period of 20 years for the mineral rights to 143,000 hectares with 29 mines located in the Northwest part of Argentina, south of the border with Bolivia, with high lithium and borates brines concentration. We have performed sampling in the property to determine the value of the property, but the results have been inconclusive. We are seeking a purchaser for our concession interest in this property. Delta is not expecting a sale of the lithium property within the next year due to 1) the current price of lithium, 2) lithium’s abundance in the surrounding area, and 3) Delta’s primary focus on other projects. The concession was completely impaired and has a carrying value of $0 as of March 31, 2017.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

During the three months ended March 31, 2017, we incurred a net loss of approximately $90,000, compared to net loss of approximately $82,000 for the three months ended March 31, 2016. The increase in the net loss for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily due to: administrative expenses in Argentina in 2017 that are usually not incurred until the third quarter.

LIQUIDITY AND CAPITAL REQUIREMENTS

At March 31, 2017, we had a working capital surplus of approximately $123,000 compared with a working capital surplus of approximately $214,000 at December 31, 2016.

At March 31, 2017, we had total assets of approximately $286,000 compared to total assets of approximately $365,000 at December 31, 2016. Net cash used in operating activities in the three months ended March 31, 2017 was approximately $79,000, as compared with net cash used in operating activities of $77,000 in 2016; net cash used in investing activities was $0 in the first quarter of 2017 and $125,000 in the first quarter of 2016; and net cash generated from financing activities was $-0- in the first quarters of both years.

Effective March 30, 2012, we entered into an Asset Purchase and Cooperation Agreement (the “Cooperation Agreement”) with Principle Petroleum Limited (“PPL”), headquartered in the British Virgin Islands. Under the Cooperation Agreement, we agreed to sell to PPL, for a price of $7,000,000 certain exploration and exploitation rights to oil and gas deposits and certain bidding rights held by SAHF. The Company received a total of $4,300,000 in payments, but PPL defaulted on the rest of its payments. Therefore, the agreements with PPL have been terminated.

Estimated 2017 Capital Requirements

In the case of the Tartagal and Morillo oil and gas properties, we have carried interests; therefore, no further capital expenditures are required on our part.

Valle de Lerma’s target well, “La Troja,” has been deemed inside the city limits, and, therefore, unable to be drilled. Given the concession’s limited number of other potential “workover” drills, and the Company’s strategy to not engage in any exploratory drilling, the cost of Valle de Lerma for 2016 is expected to be US$100,000 in canons and other obligations- which is still being determined by the Province of Salta. The Company is currently under contract to transfer the property out along with the sale of its subsidiary, SAHF.

SAHF also has “minimum expected income” tax in Argentina. In the third quarter of 2016, SAHF spent about US$2,000 in minimum expected income tax in Argentina. During the first quarter of 2017, around US$150 was paid in minimum expected income tax in Argentina. In 2018, the Company is expecting to pay taxes of approximately $300,000 on the sale of its oil and gas concessions.

In 2016, Delta maintained its lowered operating expenses and SG&As to look for other opportunities for investment in the energy industry. In the oil and gas sector, the focus is upstream and service-related while in the alternative energies, the focus is in water propulsion systems and hydro-electric systems.

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

NEW FINANCIAL ACCOUNTING STANDARDS

For a summary of new financial accounting standards applicable to the Company, please refer to the notes to the financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

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

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

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

DELTA INTERNATIONAL OIL & GAS INC.

Dated: May 15, 2017	BY:	/s/ Santiago Peralta
Santiago Peralta
Interim President and Chief Executive Officer, and Principal Financial Officer

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document