Form 10-Q
period 2017-06-30
Delta International Oil & Gas Inc.
filed 2017-08-21
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-30563

DELTA INTERNATIONAL OIL & GAS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1818394
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7272 E Indian School Rd., STE 540, Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip Code)

(480) 483-0420

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, $0.0001 par value per share, was 32,338,826 as of August 21, 2017.

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

The results of operations for the six and three months ended June 30, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31,
	(Unaudited)	2016
ASSETS

Current Assets:
Cash	$138,351	$239,627
Total current assets	138,351	239,627

Note receivable	250,000	-
Investment in MHD	125,000	125,000
TOTAL ASSETS	$513,351	$364,627

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$5,080	$4,945
Accrued expenses	6,140	6,140
Notes payable	15,000	15,000
Deposit related to discontinued operations	500,000	-
Total current liabilities	526,220	26,085
Total liabilities	526,220	26,085

Stockholders’ Equity:
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 32,338,826 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3,233	3,233
Additional paid-in capital	7,172,479	7,151,482
Accumulated deficit	(7,188,581)	(6,831,708)
Accumulated other comprehensive gain	-	15,535
Total stockholders’ equity (deficit)	(12,869)	338,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$513,351	$364,627

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL AND GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Costs and Expenses:
General and administrative	104,847	97,808	179,463	174,442
	104,847	97,808	179,463	174,442
Loss from operations	$(104,847)	$(97,808)	$(179,463)	$(174,443)

Other Income (Expense):
Other income	-	80	65	80
Other Income (expense)	-	80	65	80
Loss before income taxes	(104,847)	(97,728)	(179,398)	(174,362)

Provision (benefit) for income taxes	-	-	-	-

Net Loss from Continuing Operations	$(104,847)	$(97,728)	$(179,398)	$(174,362)

Discontinued Operations, net of tax	(161,940)	(197,506)	(177,475)	(202,852)

NET LOSS	$(266,787)	$(295,234)	$(356,873)	$(377,214)

Basic and Diluted Net loss per common share:
Continuing Operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued Operations	$(0.01)	$(0.01)	$(0.00)	$(0.01)
Basic and Diluted Net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares - Basic and Diluted	32,338,826	32,338,826	32,338,826	32,338,826

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS  INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016

Net loss	$(266,787)	$(295,234)	$(356,873)	$(377,214)
Other comprehensive loss:	-	-	-	-
Foreign currency translation adjustment	-	(5,060)	-	(30,635)
Net change in other comprehensive loss	-	(5,060)	-	(30,635)
Comprehensive loss	$(266,787)	$(300,294)	$(356,873)	$(407,849)

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from Operating Activities:
Net loss	$(356,873)	$(377,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	-	191,236
Warrants issued for services rendered	20,997	-
Gain on sale of SAHF LLC	(15,535)	-
Changes in Operating assets and liabilities
Increase in accounts payables and accrued expenses	135	5050
Net cash used in operating activities	(351,276)	(180,928)
Cash flows from investing activities:
Purchases of furniture and equipment	-	(310)
Deposit on sale of concession	500,000
Note receivable	(250,000)	-
Investment in MHD	-	(125,000)
Net cash provided by (used in) investing activities	250,000	(125,310)

Cash flows from financing activities:
Net cash provided by financing activities	-	-
Effect of Exchange Rates on Cash	-	9
Net decrease in cash	(101,276)	(306,229)
Cash - Beginning of period	239,627	717,085
Cash - End of period	$138,351	$410,856

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Delta International Oil & Gas Inc. (‘we’, ‘our’, “Delta” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2016 as reported on Form 10-K, have been omitted.

Discontinued Operations

We present discontinued operations in our consolidated financial statements when we believe that the disposition of assets constitutes a strategic shift that will have a major effect on our operations or financial results. The results of prior periods are reclassified to conform to the current year presentation. See Note 3.

Variable Interest Entities

The Company follows ASC 810-10-15 guidance with respect to accounting for variable interest entities (each, a “VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances. The Company has entered into a transaction with a VIE during the period; however, the Company is not considered to be the primary beneficiary in this transaction. Footnote 4 further discloses this investment.

2. GOING CONCERN

Financial Condition

The Company’s financial statements for the six months ended June 30, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has incurred net losses and as of June 30, 2017 has an accumulated deficit of $7,188,581 which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Delta has signed a contract for the sale of 18% of Tartagal and Morillo properties in Argentina for a total of $2,000,000 in cash and $2,000,0000 in royalties produced from the properties, of which Delta is the beneficiary to 75% of the sales price and the new owner of SAHF is the beneficiary to 25% of the sales price. $500,000 has already been transferred to Delta as a deposit. Delta is working diligently to close this deal.

In the second and third quarters of 2017, Delta has loaned $300,000 in 2 18-month promissory notes at 9% to 2 different oil and gas exploration and producing companies. Along with this loan, Delta also owns 3.5% of SCO, a California company, and 3.75% carried interest in the first two wells to be drilled in a lease in West Texas by Landmaster Partners, Inc. Both SCO and Landmaster Partners have commenced drilling in August, 2017.

Delta anticipates that the contract with High Luck will close for the sale of Tartagal and Morillo before year-end, that the loans interest payments will continue to be received, that early loan paybacks will commence before year-end, and that the interests held in the Texas property will begin to payout before year-end. Management expects that all of these expected capital contribution streams will strengthen the Company’s liquidity, financial statements, and ability to continue operating. However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern. The Company’s financial statements as of June 30, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

3. DISCONTINUED OPERATIONS

Disposal of Tartagal and Morillo Concessions

On January 3, 2017, the Company received the acceptance of its offer for the sale of SAHF’s interest in the Tartagal and Morillo concessions from High Luck Group (“High Luck”). The consideration for 18% of Tartagal and Morillo will be US$2,000,000 upon the transfer of the concessions, and 3% of gross revenues from the production of oil or gas of either concession up to an additional US$2,000,000. Once the transfer occurs, the companies will sign a mutual release. The release of funds is also contingent on other external factors detailed on a Consulting Agreement signed between a third party (Consultant”) and High Luck. After speaking with the Consultant to High Luck on various occasions, Delta has taken the position that most of the Consultant’s duties have been fulfilled and the ones that have not require High Luck to present paperwork to the province and fulfill its commitments to the Province. On February 10, 2017, High Luck Group deposited the initial US$2,000,000 in an Escrow account. On April 4, 2017, the Escrow Agent released $500,000 to Delta as a deposit towards the initial $2,000,000 payment which is reported as a “Deposit related to discontinued operations” in the consolidated balance sheet as of June 30, 2017 pending closing of the sale.

On April 21, 2017, the official government decree for the transfer of Tartagal and Morillo was issued, but High Luck refused to meet with the SAHF representative to finalize the transfer despite extensive efforts from SAHF.

As of the date of this filing, High Luck still had failed to meet with SAHF to close the contract, and we have taken the position that High Luck is in breach of multiple clauses in the contract. The companies are attempting to solve the outstanding issues in this transaction.

Sale of SAHF

In June 2017, Delta closed the agreement with Enrique Vidal for the transfer of SAHF. As the buyer, he will receive 25% of the Tartagal and Morillo (T&M) Asset Sale in exchange for the buyer’s assumptions of all potential liabilities related to Valle de Lerma concession.

In connection with the deposit received from the sale of the T&M concessions and SAHF, the Company paid commissions and bonuses totaling to $175,000 during the six months ended June 30, 2017 which are included in “Discontinued operations, net” in the consolidated statement of operations. Out of the remaining $1,500,000 that Delta is to be paid for the sale of T&M, SAHF is to receive $375,000. SAHF has already received $125,000 from the initial $500,000 that was transferred to Delta.

The following table presents the amounts of the major line items that are included in “Discontinued operations, net” in our consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

General and Administrative	$(177,475)	$(6,270)	$(193,010)	$(11,616)
Impairment Expense	-	$(191,236)	-	$(191,236)
Gain on sale of SAHF	$15,535	-	$15,535	-

Discontinued operations, net of income tax	$(161,940)	$(197,506)	$(177,475)	$(202,852)

4. NOTE RECEIVABLE

On May 25, 2017, the Company loaned $250,000 to Second Chance Oil, LLC (“SCO”) for the development of a gas field in northern California. SCO is using the funds provided to work over 2 wells and puncture in different pay zones, expecting close to virgin pressures.

The note carries a 9% interest, an 18-month maturity, and has an equity kicker of 3.5% in SCO which we determined to have a value of zero. The note will also be prepaid from 25% of the production in the new wells.

Variable Interest Entity

The Company has performed an analysis of the note receivable balance under ASC 810-10, and has determined the note receivable in SCO is variable interest and that SCO is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. The Company’s maximum exposure to loss approximates to the carrying value of the notes receivable balance at June 30, 2017.

5. WARRANTS

On May 30, 2017, in connection to the deal signed with SCO, the Company issued to each Mr. Santiago Peralta, CEO, Mr. Jay Wright, and Mr. William Forkner, consultants, 100,000 5-year common stock purchase warrants with an exercise price of $0.07 per share. The fair value of the warrants amounting to $20,997 were determined using the Black-Scholes model which included the following assumptions: a 5-year term, 300,000 total warrants being issued, a strike price of $0.07, $0 dividend, and a computed volatility of 339%.

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregated Intrinsic Value
Outstanding, January 1, 2017	9,211,517	$0.21	1.65 years	$0

Granted	300,000	0.07	4.92 years	0

Exercised	-	-	-	-

Outstanding, June 30, 2017	9,511,517	$0.21	1.43 years	$0

Vested, June 30, 2017	9,511,517	$0.21	1.43 years	$0

6. SUBSEQUENT EVENTS

On July 26, 2017, the Company made a $50,000 loan to Landmaster Partners, LLC for a term of 18 months and a 9% interest for the re-entry of two oil wells in Haskell County, Texas. The Company also retains a 3.75% carried interest in the two wells with the option to participate at the same interest in future wells on the property. The re-entry of the initial well on the lease commenced on August 1, 2017. In connection to this transaction, Santiago Peralta, CEO, and Jay Wright and William Forkner, consultants, were each issued 20,000 5-year common stock purchase warrants with an exercise price of $.07 per share.

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

Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in the parent of South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”). For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with the parent of SAHF as the acquirer. We have disposed of SAHF in June 2017 and no longer maintain a branch office in Argentina. We have made oil and gas investments in the United States, in addition to an investment in a technology company.

Overview

As a result of the review by our management team of oil and gas exploration and production operations in Argentina, we have sold SAHF and, separately, our Tartagal and Morillo concessions. The first payment for the sale of Tartagal Oriental and Morillo was received in early April and the Company is working with the buyer to close the contract. SAHF and its operations in Argentina are presented as discontinued operations in the consolidated statement of operations.

During the second quarter of 2017, the Company made an initial debt-based investment of $250,000 into an oil and gas work over company in California, and during the third quarter of 2017, the Company made a $50,000 loan to a production company in Haskell County, Texas. Additionally, the Company has signed various LOIs to purchase and make investments in other properties in Texas.

The Company is continuing to evaluate companies primarily in the energy sector for acquisitions and mergers.

As a secondary focus, the Company has also made investments in an early-stage water transportation company.

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

In the first quarter of 2017, MHD Technology produced a video of its “proof-of-concept” prototype. This prototype demonstrated water getting pushed through a small pipeline using MHD propulsion, getting desalinated, and going into a different reservoir. The desalination was measured by a change in the pH balance of the water. The video made is not of quality production and is just intended to serve as a demonstration of the unit working. A CGI video of the working prototype was also developed as well as an introductory video into a unit made for the automobile industry.

The working prototype is expected to serve various functions: gather more information regarding the technical specifications of the unit, raising additional capital for the first full-scale prototype development, forge partnerships to help in developing the full-scale prototype, and increase interest in product licensing.

In August, 2017, MHD received $150,000 of equity-funded cash along with a commitment for an additional $350,000 from a private investor in order to finalize two other commercial-grade prototypes in the automobile and power generation industries.

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

On August 11, 2017, we terminated the letter of intent to purchase the assets of Breitling Energy because of due diligence failure deliveries from Breitling.

Sale of Argentina Oil Properties

On May 12, 2016, Delta and New Times Energy Corporation Limited reached an agreement in principle for the sale of 18% of Tartagal Oriental and Morillo, which was followed by a definitive agreement on January 3, 2017, among High Luck Group Limited, a subsidiary of New Times Energy, and Delta and SAHF (the “Assignment Agreement”), for a total consideration for the 18% of Tartagal Oriental and Morillo of US$4,000,000. In addition to $2,000,000 to be paid at Closing, Delta would receive 3% of gross revenues of production of both oil and gas in the properties until an additional US$2 million is paid. The initial payment of US$2,000,000 has been placed in escrow on February 10, 2017, and a deposit on the purchase price of $500,000 was received by Delta on April 4, 2017. There are various conditions for the full release of the funds including the successful transfer of the properties to High Luck Group Ltd, a subsidiary of New Times Energy. New Times has committed to drill four exploratory wells in the next nine months in Tartagal and Morillo concession areas. Under the Assignment Agreement, each condition satisfied is to trigger an equal percentage of the funds being released. The Closing, with the issuance of the transfer decree for Tartagal and Morillo by the Province of Salta, has not occurred due to delays by High Luck Group in completing work units for the property, and the parties are in negotiation as to resolution of matters under the Assignment Agreement.

Although we had expected this transaction to close in the second quarter of 2017, there is no assurance that the sale of these concessions to High Luck Group will be completed given High Luck’s constant refusal to meet to transfer the properties, fulfill its work unit and other UTE commitments, and fulfill its obligations to transfer the remainder of the payment. Our sale of SAHF, which holds the Tartagal and Morillo concession interests and the Valle de Lerma property, to third parties was completed in June 2017. Under the Assignment Agreement, the $2,000,000 purchase price for the sale of SAHF’s 18% interest in the Tartagal and Morillo concession is split $500,000 to SAHF and $1,500,000 to Delta (and subsequent payments, if any, are split in the same ratio).

Note Receivable in Second Chance Oil

During the second quarter of 2017, the Company began to execute on its oil and gas domestic acquisition strategy. The first investment was a $250,000 loan to Second Chance Oil, LLC (“SCO”). SCO primarily focuses on work over of wells in the northern California region that have multiple pay zones, but have historically produced from a single pay zone. Delta’s investment is expected to cover the first two work over wells. The wells are expected to come in between 2,000 and 4,000 mcfd each.

SCO commenced the workover of the well in late July. The company reached the target pay zones with few issues. SCO perforated the two target formations, but neither formation could produce at a commercial quality. The top formation was too tight and the bottom formation had too little pressure. The well was abandoned in early August and the company is looking to drill the second planned well.

SCO is an LLC composed of four partners (in addition to Delta) that have around 200 years of oil and gas experience. One of the partners is a drilling company that has drilled all over the United States and will be the company drilling in the properties. The other partners include a geologist, one of the original owners of the wells, and a consultant.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

During the six months ended June 30, 2017, we incurred a net loss of approximately $357,000 compared to a net loss of approximately $377,000 for the six months ended June 30, 2016. The net loss for the six months ended June 30, 2017 compared to the net loss for six months ended June 30, 2016 is lower primarily due to impairment charges in 2016 and payments paid connected to the sale of Tartagal and Morillo in 2017.

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

During the three months ended June 30, 2017, we incurred a net loss of approximately $267,000, compared to net loss of approximately $295,000 for the three months ended June 30, 2016. The net loss for the three months ended June 30, 2017 compared to the net loss for three months ended June 30, 2016 is lower primarily due to impairment charges in 2016 and payments paid connected to the sale of Tartagal and Morillo in 2017.

LIQUIDITY AND CAPITAL REQUIREMENTS

At June 30, 2017, we had a working capital deficit of approximately $388,000 compared with a working capital surplus of approximately $214,000 at June 30, 2016.

At June 30, 2017, we had total assets of approximately $513,000 compared to total assets of approximately $365,000 at December 31, 2016. Net cash used in operating activities for the six months ended June 30, 2017 was approximately $351,000, as compared with net cash used in operating activities of $181,000 in 2016; net cash provided by investing activities was $250,000 in 2017 as compared to net cash used in investing activities of $125,000 in 2016; and net cash generated from financing activities was $-0- in both years.

Effective January 3, 2017, we entered into an Asset Purchase Agreement (the “APA”) with High Luck Group Limited (“High Luck”), headquartered in Hong Kong. Under the APA, we agreed to sell to High Luck, for a price of $2,000,000 certain exploration and exploitation rights to oil and gas deposits held by SAHF. The Company received a total of $500,000 in payments, and is working to close the contract to receive the rest of the payments.

Estimated 2017 Capital Requirements

Delta considerably lowered its operating expenses and SG&A, and has disposed of its Argentina oil and gas properties to look for other opportunities for investment in the energy industry. In the oil and gas sector, the focus is in production and exploration, while in the alternative energies, the focus is on water propulsion systems and hydro-electric systems. Although Delta expects its strategy to improve its capital and liquidity positions to be executed as planned, it cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern. The Company’s financial statements as of June 30, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

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

Discontinued Operations

We present discontinued operations in our consolidated financial statements when we believe that the disposition of assets constitutes a strategic shift that will have a major effect on our operations or financial results. The results of prior periods are reclassified to conform to the current year presentation. See Note 3.

OFF BALANCE SHEET ARRANGEMENTS

The Company has performed an analysis of the related party loan balance under ASC 810-10, and has determined that the loan represents a variable interest in SCO. SCO is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. Our maximum exposure to loss approximates to the carrying value of the due from related party loan balance on the Balance Sheet at June 30, 2017.

Other than noted above, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

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

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

DELTA INTERNATIONAL OIL & GAS INC.

Dated: August 21, 2017	BY:	/s/ Santiago Peralta
Santiago Peralta
Interim President and Chief Executive Officer, and Principal Financial Officer

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document