Form 10-Q
period 2017-09-30
Delta International Oil & Gas Inc.
filed 2017-11-14
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-30563

DELTA INTERNATIONAL OIL & GAS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1818394
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9615 E. County Line Rd, STE B552, Centennial CO	80112
(Address of principal executive offices)	(Zip Code)

(720) 573-0102

(Registrant's Telephone Number, Including Area Code)

7272 E Indian School Rd., STE 540, Scottsdale, AZ 85251

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

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 33,088,826 as of November 14, 2017.

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

The results of operations for the nine and three months ended September 30, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS

Current Assets:
Cash	$34,095	$239,627
Total current assets	34,095	239,627

Notes receivable, net of unamortized discount	257,781	-
Oil and gas properties	102,203	-
Investment in MHD	125,000	125,000
TOTAL ASSETS	$519,079	$364,627

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,200	$4,945
Accrued expenses	6,140	6,140
Notes payable	15,000	15,000
Deposit related to discontinued operations	500,000	-
Total current liabilities	523,340	26,085
Total liabilities	523,340	26,085

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 33,088,826 shares and 32,338,826, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3,308	3,233
Additional paid-in capital	7,238,104	7,151,482
Accumulated deficit	(7,245,673)	(6,831,708)
Accumulated other comprehensive gain	-	15,535
Total stockholders' equity (deficit)	(4,261)	338,542

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$519,079	$364,627

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Costs and Expenses:
General and administrative	66,019	74,580	245,482	249,024
Loss from operations	$(66,019)	$(74,580)	$(245,482)	$(249,024)

Other Income:
Other income	8,972	-	9,037	80
Other Income	8,972	-	9,037	80
Loss before income taxes	(57,047)	(74,580)	(236,445)	(248,944)

Provision (benefit) for income taxes	-	-	-	-

Net Loss from Continuing Operations	$(57,047)	$(74,580)	$(236,445)	$(248,944)

Loss from Discontinued Operations, net of tax	(45)	$(9,574)	$(177,520)	$(212,424)

NET LOSS	$(57,092)	$(84,154)	$(413,965)	$(461,368)

Basic and Diluted Net Loss per common share:
Continuing Operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued Operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and Diluted Net Loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares - Basic and Diluted	32,385,529	32,338,826	32,385,529	32,338,826

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Net loss	$(57,092)	$(84,154)	$(413,965)	$(461,368)
Other comprehensive loss:
Foreign currency translation adjustment	-	(2,176)	-	(32,811)
Net change in other comprehensive loss	-	(2,176)	-	(32,811)
Comprehensive loss	$(57,092)	$(86,330)	$(413,965)	$(494,179)

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from Operating Activities:
Net loss	$(413,965)	$(461,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	-	191,236
Warrants issued for services rendered	34,197	-
Amortization of note receivable discount	(2,484)	-
Gain on sale of SAHF LLC	(15,535)	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(2,745)	9,443
Net cash used in operating activities	(400,532)	(260,689)
Cash flows from investing activities:
Purchases of furniture and equipment	-	(693)
Deposit on sale of concession	500,000	-
Notes receivable	(300,000)	-
Acquisition of oil and gas property	(5,000)	-
Investment in MHD Tech	-	(125,000)
Net cash provided by (used in) investing activities	195,000	(125,693)

Cash flows from financing activities:
Net cash provided by financing activities	-	-
Effect of Exchange Rates on Cash	-	(2,167)
Net decrease in cash	(205,532)	(388,549)
Cash - Beginning of period	239,627	717,085
Cash - End of period	$34,095	$328,536

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash information:
Stock issued for acquisition of oil and gas property	$52,500	-
Discount on note receivable	$44,703	$-

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

Variable Interest Entities

The Company follows ASC 810-10-15 guidance with respect to accounting for variable interest entities (each, a “VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances. The Company has entered into a transaction with a VIE during the period; however, the Company is not considered to be the primary beneficiary in this transaction. Footnote 3 further discloses this investment.

2. GOING CONCERN

Financial Condition

The Company’s financial statements for the nine months ended September 30, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has incurred net losses and as of September 30, 2017 has an accumulated deficit of $7,245,673 which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Delta has signed a contract for the sale of 18% of Tartagal and Morillo properties in Argentina for a total of $2,000,000 in cash and $2,000,000 in royalties produced from the properties, of which Delta is the beneficiary to 75% of the sales price and the new owner of SAHF is the beneficiary to 25% of the sales price. $500,000 has already been transferred to Delta as a deposit. Management is working diligently to close this deal.

In the second and third quarters of 2017, Delta has loaned $300,000 in two 18-month promissory notes at 9% to 2 different oil and gas exploration and producing companies. Along with this loan, Delta also owns 3.5% of Second Chance Oil (“SCO”), a California company, and 3.75% carried interest in the first two re-entry wells to be drilled in a lease in West Texas by Landmaster Partners, Inc. (“Landmaster”). Both SCO and Landmaster Partners have commenced drilling in August 2017.

Delta anticipates that the contract with High Luck will close for the sale of Tartagal and Morillo before year-end, that the loans interest payments will continue to be received, that early loan paybacks will commence before year-end, and that the interests held in the Texas property will begin to payout before year-end. Management expects that all of these expected capital contribution streams will strengthen the Company’s liquidity, financial statements, and ability to continue operating. However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern. The Company’s financial statements as of September 30, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

2. DISCONTINUED OPERATIONS

Disposal of Tartagal and Morillo Concessions

On January 3, 2017, the Company received the acceptance of its offer for the sale of SAHF’s interest in the Tartagal and Morillo concessions from High Luck Group (“High Luck”). The consideration for 18% of Tartagal and Morillo will be $2,000,000 upon the transfer of the concessions, and 3% of gross revenues from the production of oil or gas of either concession up to an additional $2,000,000. Once the transfer occurs, the companies will sign a mutual release. The release of funds is also contingent on other external factors detailed on a Consulting Agreement signed between a third party (Consultant”) and High Luck. After speaking with the Consultant to High Luck on various occasions, Delta has taken the position that most of the Consultant’s duties have been fulfilled and the ones that have not require High Luck to present paperwork to the province and fulfill its commitments to the Province. On February 10, 2017, High Luck Group deposited the initial $2,000,000 in an Escrow account. On April 4, 2017, the Escrow Agent released $500,000 to Delta as a deposit towards the initial $2,000,000 payment which is reported as a “Deposit related to discontinued operations” in the consolidated balance sheet as of September 30, 2017 pending closing of the sale.

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

Sale of SAHF

In July 2017, Delta closed the agreement with Enrique Vidal for the transfer of SAHF. As the buyer, he will receive 25% of the Tartagal and Morillo (T&M) Asset Sale in exchange for the buyer’s assumptions of all potential liabilities related to Valle de Lerma concession.

In connection with the deposit received from the sale of the T&M concessions and SAHF, the Company paid commissions and bonuses totaling to $175,000 during the nine months ended September 30, 2017 which are included in “Discontinued operations, net” in the consolidated statement of operations. Out of the remaining $1,500,000 that Delta is to be paid for the sale of T&M, SAHF is to receive $375,000. SAHF has already received $125,000 from the initial $500,000 that was transferred to Delta.

The following table presents the amounts of the major line items that are included in “Discontinued operations, net” in our consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

General and Administrative	$(45)	$(9,574)	$(193,055)	$(21,188)
Impairment Expense	$-	$-	$-	$(191,236)
Gain on sale of SAHF	$-	$-	$15,535	$-

Discontinued operations, net of income tax	$(45)	$(9,574)	$(177,520)	$(212,424)

3. NOTES RECEIVABLE

On May 25, 2017, the Company loaned $250,000 to SCO for the development of a gas field in northern California. SCO is using the funds provided to work over 2 wells and puncture in different pay zones, expecting close to virgin pressures.

The note carries a 9% interest, an 18-month maturity, and has an equity kicker of 3.5% in SCO which we determined to have a value of zero. The note will also be prepaid from 25% of the production in the new wells.

On July 26, 2017, the Company made a $50,000 loan to Landmaster for a term of 18 months and annual interest of 9% for the re-entry of two oil wells in Haskell County, Texas. The Company was also granted a 3.75% carried interest in the two wells with the option to participate at the same interest in future wells on the property. The 3.75% carried interest (3% NRI) in the two wells in the Kieke Lease with a fair value of $44,703 was recorded as an oil and gas property and a discount to the loan made to Landmaster and amortized over the term of the note. During the nine months ended September 30, 2017, amortization credited to interest income was $2,484.

The Company has performed an analysis of the notes receivable balance under ASC 810-10, and has determined the note receivable in SCO is a variable interest and that SCO is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. Landmaster is not considered a VIE. The Company’s maximum exposure to loss approximates to the carrying value of the notes receivable balance at September 30, 2017.

Variable Interest Entity

The Company has performed an analysis of the notes receivable balance under ASC 810-10, and has determined the note receivable in SCO is a variable interest and that SCO is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. The Company’s maximum exposure to loss approximates to the carrying value of the notes receivable balance at September 30, 2017. The Company has performed an analysis of the note receivable balance under ASC 810-10, and has determined that Landmaster is not a variable interest entity (“VIE”) and does not depend on the Company for continuing financial support to maintain operations.

4. OIL AND GAS PROPERTY

On September 22, 2017, the Company acquired a 70% NRI of the KEC lease in Polk County, Texas from Crestmont Operating, LLC (“Crestmont”) for a total consideration of $57,500 which consists of a cash payment of $5,000 and the issuance of 750,000 shares of the Company with a fair value of $52,500. The shares were valued as of the date of their assignment at $.07 per share. The property has four wells- one of the four being a salt water disposal well.

Crestmont Operating Agreement

On September 22, 2017, the Company signed an operating agreement with Crestmont to remain the operator of the KEC property for a total consideration of $2,500. The operator’s role in this case includes: filing all the necessary paperwork with the Railroad Commission, helping Delta file to become an operator, and formulating a workover plan for the wells. In connection with the operating agreement, the Company also agreed to pay Crestmont an additional $45,000 in the form of a note that will be issued on the earlier of (a) successful completion of the workover of one well with production of at least 13.5 barrels of oil per day for a period of 30 days or (b) a period of three months from the effective date of the agreement in case the workover has not yet started. The note will have a term of 1 year and annual interest of 10%.

5. WARRANTS

During the nine months ended September 30, 2017, in connection to the deal signed with Landmaster and Crestmont, the Company issued to each Mr. Jay Wright and Mr. William Forkner, consultants, 158,583 5-year common stock purchase warrants with and exercise price of $0.07 per share, and Mr. Santiago Peralta, CEO, 171,443 5-year common stock purchase warrants with an exercise price of $0.07. The fair value of the warrants amounting to $34,197 was determined using the Black-Scholes model which included the following assumptions: a 5-year term, risk-free rate of 2.37%, $0 dividend, and a computed volatility ranging from 324-339%.

			Weighted
		Weighted	Average
		Average	Contractual	Aggregated
		Exercise	Term	Intrinsic
	Warrants	Price	(years)	Value
Outstanding, December 31, 2016	9,211,517	0.21	1.65	$-

Granted	488,609	0.07	4.77	$-

Exercised	-	-	-	-

Outstanding, September 30, 2017	9,700,126	0.20	1.34	$-

Vested, September 30, 2017	9,700,126	0.20	1.34	$-

Mr. Jay Wright and Mr. William Forkner are acting as advisers for Delta. Their roles are to bring projects to the Company, help evaluate the projects, help negotiate the final terms of the contract, and bring funding to the Company.

6. SUBSEQUENT EVENTS

As of October 17, 2017, the board approved the cancellation of all management salaries to cut administrative cash disbursements.

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

Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in the parent of South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”). For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with the parent of SAHF as the acquirer. We have disposed of SAHF in September 2017 and no longer maintain a branch office in Argentina. We have made oil and gas investments in the United States, in addition to an investment in a technology company.

Overview

As a result of the review by our management team of oil and gas exploration and production operations in Argentina, the Company decided to sell its Argentine oil and gas concessions. We have sold SAHF and, separately, our Tartagal and Morillo concessions. The first payment for the sale of Tartagal Oriental and Morillo was received in early April and the Company is working with the buyer to close the contract.

During the second and third quarters of 2017, the Company made initial investments into an oil and gas work over company in California, and a production company in Haskell County, Texas. Additionally, the Company has purchased a 70% Net Revenue Interest in an oil property in Polk County, Texas.

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

In the first quarter of 2017, MHD Technology produced a video of its “proof-of-concept” prototype. This prototype demonstrated water getting pushed through a small pipeline using MHD propulsion, getting desalinated, and going into a different reservoir. The desalination was measured by a change in the pH balance of the water. The video made is not of quality production and is just intended to serve as a demonstration of the unit working. A CGI video of the working prototype was also developed as well as an introductory video into a unit made for the automobile industry. In the third quarter of 2017, MHD Tech received an additional $250,000 of funding from other parties with a commitment of an additional $350,000 for two other commercial-grade prototype developments in the automobile and power generation industries.

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

On August 11, 2017, we terminated the letter of intent to purchase the assets of Breitling Energy because of due diligence failure concerning deliveries from Breitling.

The Company is currently evaluating other prospects for acquisitions.

Sale of Argentina Oil Properties

On May 12, 2016, Delta and New Times Energy Corporation Limited reached an agreement in principle for the sale of 18% of Tartagal Oriental and Morillo, which was followed by a definitive agreement on January 3, 2017, among High Luck Group Limited, a subsidiary of New Times Energy, and Delta and SAHF (the “Assignment Agreement”), for a total consideration for the 18% of Tartagal Oriental and Morillo of $4,000,000. In addition to $2,000,000 to be paid at Closing, Delta would receive 3% of gross revenues of production of both oil and gas in the properties until an additional US$2 million is paid. The initial payment of US$2,000,000 has been placed in escrow on February 10, 2017, and a deposit on the purchase price of $500,000 was received by Delta on April 4, 2017. There are various conditions for the full release of the funds including the successful transfer of the properties to High Luck Group Ltd, a subsidiary of New Times Energy. New Times has committed to drill four exploratory wells in the next nine months in Tartagal and Morillo concession areas. Under the Assignment Agreement, each condition satisfied is to trigger an equal percentage of the funds being released. The Closing, with the issuance of the transfer decree for Tartagal and Morillo by the Province of Salta, has not occurred due to delays by High Luck Group in completing work units for the property, and the parties are in negotiation as to resolution of matters under the Assignment Agreement.

Although we had expected this transaction to close in the second quarter of 2017, there is no assurance that the sale of these concessions to High Luck Group will be completed given High Luck’s constant refusal to meet to transfer the properties, fulfill its work unit and other UTE commitments, and fulfill its obligations to transfer the remainder of the payment. Our sale of SAHF, which holds the Tartagal and Morillo concession interests and the Valle de Lerma property, to third parties was completed in September 2017. Under the Assignment Agreement, the $2,000,000 purchase price for the sale of SAHF’s 18% interest in the Tartagal and Morillo concession is split $500,000 to SAHF and $1,500,000 to Delta (and subsequent payments, if any, are split in the same ratio).

Investment in Second Chance Oil

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

SCO commenced the workover of the well in late July. The company reached the target pay zones with few issues. SCO perforated the two target formations, but neither formation could produce at a commercial quality. The top formation was too tight and the bottom formation had too little pressure. The well was abandoned in early August. The second well has commenced drilling on October 20, 2017. The target is to deepen the well by about 30 feet and perforate it to expose more of the currently producing formation. Since the formation is currently producing, it is viewed as a lower risk well than the first one. Results are expected later in the fourth quarter of 2017.

SCO is an LLC composed of four partners (in addition to Delta) that have around 200 years of oil and gas experience. One of the partners is a drilling company that has drilled all over the United States and will be the company drilling in the properties. The other partners include a geologist, one of the original owners of the wells, and a consultant.

Investment in Landmaster Partners, Inc.

As part of its US acquisition strategy, the Company made an initial investment of $50,000 into Landmaster Partners, Inc. (“Landmaster”) in the form of a note. Landmaster holds various properties in East and West Texas and produces between 50 and 70 BOPD. After Landmaster worked over 5 wells in one of its leases, it moved to the Kieke Lease to begin production there. Delta’s investment is part of the funds needed to drill the first two re-entry wells in the Kieke Lease.

Landmaster commenced its first re-entry in the Kieke Lease in August 2017. The well was expected to take 5 days to drill, but it ended up taking around 3 weeks to reach the target zone and perforate it. Once completed, the target zone started producing around 17 BOPD, then produced between 12 and 20 BOPD for a week before being shut-off because of some location issues caused by flooding in the area. As of the date of this filing, the well is producing between 12 and 18 BOPD.

The next proposed re-entry will be drilled in the Kieke Lease in November 2017. This well also goes through three different formations and is expected to have an initial production of around 40 BOPD.

Acquisition of KEC Property

The first asset purchase that the Company executed as part of its strategy is the acquisition of a 70% Net Revenue Interest (“NRI”) and 100% Working Interest in the KEC property in Polk County, Texas from Crestmont. This property has 4 wells, 2 of them being potential producers, and one of them being a salt water disposal well. One of the potential producers produced around 5.5 BOPD in early 2017 for about three months before it was shut off because of the gearbox in the pump.

The Company purchased this property at a low price, mostly consisting of shares with the idea that it will have to perform some work on the wells on the property. The plan is as follows:

1)	Replace the salt water disposal tanks.
2)	Do a workover, tubing patching, and acid job on the salt water disposal well.
3)	Do a workover, tubing replacement, tubing extension, and pump replacement on the A1 well.

This work is expected to cost a maximum of $120,000 and is expected to give the Company access to the 23,000 barrel of oil proven reserves that the A1 well contains at a rate of around 17 BOPD.

The Company is looking to register a Texas oil and gas operating LLC to become the operator of the KEC Lease. Until then, Crestmont will serve as a consultant and operator on the work to be done on the property.

Capital Sources

On October 20, 2017, the Company signed a non-binding term sheet with Powerup Lending for a total amount of $38,000 to begin some of the work on the KEC Property. Without commitment, Powerup Lending is expected to offer several more similar financings within the next 6 months. This access to capital should give the Company, if needed, sufficient funds to complete the work on the KEC property. The Company elected to not proceed with the note from Powerup Lending, but the relationship remains open as a potential future capital source.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

During the nine months ended September 30, 2017, we incurred a net loss of approximately $416,000 compared to a net loss of approximately $461,000 for the nine months ended September 30, 2016. The net loss for the nine months ended September 30, 2017 compared to the net loss for nine months ended September 30, 2016 is lower primarily due to impairment charges in 2016 and payments paid connected to the sale of Tartagal and Morillo in 2017.

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

During the three months ended September 30, 2017, we incurred a net loss of approximately $60,000, compared to net loss of approximately $84,000 for the three months ended September 30, 2016. The net loss for the three months ended September 30, 2017 compared to the net loss for three months ended September 30, 2016 is lower primarily due to lower general expenses in 2017 and payments paid connected to acquisitions in 2017.

LIQUIDITY AND CAPITAL REQUIREMENTS

At September 30, 2017, we had a working capital deficit of approximately $489,000 compared with a working capital surplus of approximately $305,000 at September 30, 2016.

At September 30, 2017, we had total assets of approximately $517,000 compared to total assets of approximately $365,000 at December 31, 2016. Net cash used from operating activities in the nine months ended September 30, 2017 was approximately $401,000, as compared with net cash used in operating activities of $261,000 in 2016; net cash gained in investing activities was $195,000 in 2017 and net cash used was $125,000 in 2016; and net cash generated from financing activities was $-0- in both years.

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

Estimated 2017 Capital Requirements

Delta considerably lowered its operating expenses and SG&As, and has disposed of its Argentina oil and gas properties to look for other opportunities for investment in the energy industry. In the oil and gas sector, the focus is in production and exploration, while in the alternative energies, the focus is on water propulsion systems and hydro-electric systems.

The expenses associated with getting the KEC property back into production amount to $120,000. Meanwhile, the company is carried in all other investments.

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

The Company assesses potential impairment of its long-lived assets, which include its oil and gas property, under the guidance of ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

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

Variable Interest Entities

The Company follows ASC 810-10-15 guidance with respect to accounting for variable interest entities (each, a “VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances. The Company has entered into a transaction with a VIE during the period; however, the Company is not considered to be the primary beneficiary in this transaction. Footnote 3 further discloses this investment.

Discontinued Operations

We present discontinued operations in our consolidated financial statements when we believe that the disposition of assets constitutes a strategic shift that will have a major effect on our operations or financial results. The results of prior periods are reclassified to conform to the current year presentation. See Note 3.

OFF BALANCE SHEET ARRANGEMENTS

The Company has performed an analysis of the loan balance to SCO under ASC 810-10, and has determined that the loan represents a variable interest in SCO. SCO is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. Our maximum exposure to loss approximates to the carrying value of due from the SCO loan balance on the Balance Sheet at September 30, 2017.

The Company has performed an analysis of the loan balance to Landmaster under ASC 810-10, and has determined that Landmaster is not a variable interest entity (“VIE”) and does not depend on the Company, as well as additional parties, for continuing financial support in order to maintain operations. Our maximum exposure to loss approximates to the carrying value of the due from the Landmaster loan balance on the Balance Sheet at September 30, 2017.

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

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

DELTA INTERNATIONAL OIL & GAS INC.

Dated: November 14, 2017	BY:	/s/ Santiago Peralta
Santiago Peralta
President and Chief Executive Officer, and Principal Financial Officer

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

