Form 10-K
period 2017-12-31
Delta International Oil & Gas Inc.
filed 2018-04-23
CIK 1112985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-30563

DELTA INTERNATIONAL OIL & GAS INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	14-1818394
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

HC1 Box 360, 107355 Nipton Rd., Nipton, CA	92364
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (720) 573-0102

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,158,746.

Number of shares of Common Stock outstanding as of March 31, 2018: 34,838,826.

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

Background

Delta was incorporated in Delaware on November 17, 1999. Our name was changed from Delta Mutual Inc. to our present name on October 29, 2013. We intend to change our name in the near future to reflect the changed focus of our business to real estate development.

The primary focus of the Company’s business since 2008 has been investments in oil and gas concessions in Argentina through our South American Hedge Fund, LLC (“SAHF”) subsidiary, which held oil and gas investments in Argentina. As a result of the review by our management team and our board of directors of oil and gas exploration and production operations in Argentina, and evaluation of a number of oil and gas properties over a period of several years, we concluded to dispose of our Argentina oil and gas operations, which was done in 2017 with the sale of SAHF, although we retain rights to a portion of the sale proceeds of certain Argentina concessions. During 2017, the Company focused on acquiring small interests in oil and gas properties and companies in the United States. After three acquisitions, the company could not find the appropriate funding for these projects, so it decided to divest from them as well. Following this decision, the Company decided to move forward with the acquisition of Nipton, Inc.

Our principal offices are located at HC1 Box 360, 107355 Nipton Rd., Nipton, CA 92364. Our telephone number is (720)573-0102. Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “DLTZ”.

Recent Developments

On April 5, 2018, pursuant to a Securities Exchange Agreement dated as of March 14, 2018 (the “Agreement”), in exchange for 160,000 shares of our Series A Convertible Preferred Stock, convertible into 160,000,000 shares of our common stock, we closed the purchase from American Green, Inc. (“American Green”) of its subsidiary Nipton, Inc., a California corporation, the assets of which are comprised of all of the real estate properties included in the unincorporated township of Nipton, California (“Nipton”). Nipton is located near the Nevada border a short distance from Rte. 15, the principal highway between Los Angeles and Las Vegas.

Following the closing of the Nipton Acquisition, Nipton, Inc. became a wholly-owned subsidiary of the Company, with American Green, the former stockholder of Nipton, Inc., owning a controlling interest of approximately 82% of the outstanding shares of common stock of Delta. Santiago Peralta has resigned as a director of the Company.

American Green, Inc., now our controlling stockholder, is the second oldest publicly-traded cannabis company in America and has participated in nearly all facets of the cannabis market. Delta’s management’s intentions are for Delta’s Nipton, Inc. subsidiary to act as a property developer, manager and lessor for companies in the medical or recreational cannabis sectors in the State of California, including such initiatives as the transformation of nearly-abandoned towns into “cannabis-friendly” destinations. It has been American Green’s vision (and now, Delta’s vision) to use Nipton, California as a revitalization model for other near-deserted small towns across America while retaining as much of the town’s and region’s natural charm. American Green will remain under contract with Delta to manage the Nipton asset and project for 10 years.

General

Through the Nipton Acquisition, we have changed our focus from the oil and gas industry to real estate development activities involving the further development and construction in Nipton, and we intend to expand our operations in Nipton and beyond to general real estate development opportunities for companies that are state-licensed firms involved in the medical and recreational markets for marijuana, initially in California. Full-scale real estate development and leasing activities in Nipton are projected to commence with the implementation of licensing and commercial operational regulations in San Bernardino County for licensed cannabis related businesses. To date, our commercial operations in Nipton under American Green’s management have been focused on cannabis group event hosting, and in the overall property rehabilitation and development of Nipton. Only after state and county regulatory and zoning authority regulations permitting commercial activities of firms operating in the recreational and medical cannabis sectors are in place, would we move into the cannabis product real estate development sector for development and leasing operations for licensed clients in that sector. We are evaluating real estate development operations in counties in California where the cannabis regulatory structure is in place, as well as in other states, although expanding real estate development activities outside San Bernardino County would require substantial additional capital.

American Green acquired Nipton in September 2017, and has since invested in excess of $2 million in infrastructure, commercial facilities and improvements. Nipton is situated on approximately 120 acres and is an unincorporated township with approximately fifteen buildings, such as houses, retail stores, a hotel and ECO cabins and Tee Pee’s. AG Managed Services (an American Green subsidiary) provides consulting and capital resources for existing and new-build industry operations such as its joint venture relationship it enjoys with Paw Puddy Pet Products. Nipton has received a substantial amount of media publicity, and virtually all of the major news networks have done features on the town and our plans for it. As the Nipton project develops in the future, the Company plans to interact with county, and state federal agencies to ensure it is acting well within all legal guidelines in all projects it undertakes in the acquisition and or construction, ownership, and management of commercial properties leased to California state-licensed operators for their regulated cultivation of medical-use cannabis or licensed recreational marijuana (THC and CBD) in the growing and warehouse retail facilities markets, as well as ancillary non-cannabis focused related properties.

Initially, our operations in Nipton will focus on development to build up the town’s infrastructure and industrial and commercial base, as well on the bottling of fresh CBD-infused water direct from a nearby aquifer which the Company will then seek to distribute throughout California. Discussions are underway with several well-established edible and extraction companies that have expressed interest in having production facilities in the town as well, all to be done paying strict adherence to regulatory guidelines. Ultimately, the Company would plan to develop Nipton so that it offers a variety of commercial and recreational attractions including: cannabidiol (CBD) and mineral baths, cannabis-product retail outposts, artists-in-residence programs, culinary events, and bed-and-breakfast lodging to complete the charming small-town experience. Future plans for the town also include setting the standard for energy efficiency and environmentally responsible tourism. We intend to expand the existing solar farm to move Nipton toward becoming a completely energy-independent town, including the development of the town’s existing aquifer system for water supply.

Market and Regulatory Conditions and Risks

Twenty-nine U.S. states, the District of Columbia and the territories of Guam and Puerto Rico have legalized the use of cannabis for medical use in some form, and eight have legalized cannabis for adult recreational use, in addition to the District of Columbia. Continued development of the regulated cannabis industry depends on continued legislative authorization at the state level. Progress is not assured and any number of factors could slow or halt progress in the cannabis industry.

Shortly after California fully legalized marijuana for recreational, as well as medical, use on January 1, 2018, the US Attorney General Jeff Sessions rescinded the so-called “Cole Memo” issued in President Obama’s administration, thereby potentially paving the way for federal prosecutors to target marijuana businesses. In a January 4, 2018 memorandum for all United States Attorneys, the Office of the Attorney General stated that prosecutors should follow the well-established principles that govern all federal prosecutions, and that the Cole Memo’s nationwide guidance specific to marijuana enforcement was unnecessary and thereby was rescinded. In addition, the Attorney General has expressed disapproval of marijuana legalization. The Cole Memo had generally allowed states to implement their own cannabis laws without U.S. Justice Department interference and banks to open accounts for some marijuana-related companies. The Cole memo rescission has made some banks question the legality of transactions in this industry, effectively making many legal cannabis companies consider once again working only in cash.

Federal Regulation

Cannabis is classified as a Schedule I controlled substance by the Drug Enforcement Agency, or DEA, and the U.S. Department of Justice with no medical use, and therefore it is illegal to grow, possess and consume cannabis under federal law. The Controlled Substances Act of 1910 (the “CSA”), bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. The federal government has the option of enforcing U.S. drug laws, creating a climate of legal uncertainty regarding the production and sale of medical- and recreational-use cannabis. Marijuana use, possession, and distribution being illegal under federal law, there is no exception or special treatment for medical use, and California law cannot override federal law

Laws Applicable to Banking for Cannabis Industry

All banks are subject to federal law, whether the bank is a national bank or state-chartered bank. At a minimum, all banks maintain federal deposit insurance which requires adherence to federal law. Violation of federal law could subject a bank to loss of its charter. Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. For example, under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which would include any transaction associated with a cannabis-related business. These reports must be filed even though the business is operating in compliance with applicable state and local laws. Therefore, financial institutions that conduct transactions with money generated by cannabis-related conduct could face criminal liability under the Bank Secrecy Act for, among other things, failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA.

The Financial Crimes Enforcement Network, or FinCen, guidance sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses, including close monitoring of businesses to determine that they meet all of the requirements established by the U.S. Department of Justice. As a result, many banks are hesitant to offer any banking services to cannabis-related businesses, including opening bank accounts. If our proposed tenants are unable to access banking services, they will not be able to enter into leasing arrangements with us, as our leases will require rent payments to be made by check or wire transfer.

California Regulation

Medical use of marijuana/cannabis has been legal since Proposition 215, the “Compassionate Use Act,” passed in 1996). In 2003, “safe harbor” amounts of 6 mature or 12 immature plants and 8 ounces of dried cannabis were established, guidelines for dispensaries were established and the rights of local governments to regulate such businesses. The California Medical and Adult-Use Cannabis Regulation and Safety Act enacted July 2017 now governs a complex licensing system for commercial production and sales of marijuana.

California has 58 counties and 482 incorporated cities across the state, each with the option to create its own rules or ban marijuana altogether. San Bernardino County and many of its cities still prohibit marijuana businesses but residents of the City of San Bernardino approved legislation, known as the San Bernardino Regulate Marijuana Act of 2016, which authorizes the City of San Bernardino to regulate both medical and recreational cannabis businesses consistent with California State law.

Licensing and Local Regulations

Where applicable, we will apply for applicable state and local licenses and permits that are necessary to conduct our business in compliance with local laws. There may be restrictions imposed on cannabis operators, which will restrict where cannabis operations may be located and the manner and size to which they can grow and operate. Zoning can be subject to change or withdrawal, and properties can be re-zoned. The zoning of our properties will have a direct impact on our business operations.

Many cities and counties prohibit or regulate dispensaries and the cultivation of marijuana. Any county or city may have its own unique ordinances. Due to the rapid changes in the law and the ongoing debates over marijuana, many local governments are currently revising their ordinances and placing tax and other measures before their voters.

San Bernardino County, where Nipton is located, is in southern California and is the fifth most populous county in the state and the twelfth most populous county in the United States. The Board of Supervisors moved in 2016 to ban all commercial cannabis activities within San Bernardino County with ordinance 4309 (now Chapter 84.34 of the County Code). Section 84.34.040 of this new ordinance provides for the following exemptions:

The prohibition concerning commercial cannabis activity does not apply to a person with an identification card cultivating cannabis for his or her personal medical use or to a primary caregiver cultivating cannabis for the personal medical use of no more than five specified persons with identification cards, subject to the following requirements:

(a)  The cannabis is not sold, distributed, donated, or provided to any other person or entity.

(b)  A primary caregiver may only receive compensation in full compliance with Health and Safety Code § 11362.765, subdivision

(c)  Cultivation may only be conducted indoors at the private residence of the person with an identification card or the primary caregiver of the person with an identification card.

(d)  Cultivation shall be limited to no more than:

(1)  Twelve cannabis plants per person with an identification card or primary caregiver per private residence; and,

(2)  An aggregate total of 24 cannabis plants per private residence when more than one person with an identification card or primary caregiver lives at the private residence.

A 45-day interim ordinance prohibiting marijuana businesses, outdoor cultivation and cannabis business adopted by the San Bernardino City Council expired February 3, 2018.

Employees

Currently, we have two management employees, Scott Stoegbauer, our interim President, and Santiago Peralta, our CEO.

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

Item 1A. Risk Factors.

Risks Related to Our Oil and Gas Business

The sale of our oil and gas properties may not materialize.

For the past two years, the Company has been working on selling its Argentine concessions to one of its partners and has entered into a definitive agreement for the sale. At this point, there is some doubt that the transaction will close.

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

An investment in the company is highly illiquid and there is no assurance that their common stock will become liquid and that we will be able to sell their stock. Our investment in MHD Tech was fully impaired and has a book value of $0 as of December 31, 2017.

Risks Related to our Nipton Real Estate Acquisition

We have a limited operating history in an evolving industry, which makes it difficult to accurately assess our future growth prospects, and we will require substantial amounts of capital for our planned real estate development activities in Nipton.

Although we believe our management team has extensive knowledge of the cannabis industry and closely monitors changes in legislation, we also operate in an evolving industry that may not develop as expected. Furthermore, the Company continues to evolve under our business plan as we continually assess new strategic opportunities for our business within our industry. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in our industry can be affected by a wide variety of factors including:

●	Competition from other similar companies;

●	Regulatory limitations on the products we can offer and markets we can serve;

●	Other changes in the regulation of medical and recreational cannabis use;

●	Changes in underlying consumer behavior, which may affect the business of our customers;

●	Our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;

●	Challenges with new products, services and markets; and

●	Fluctuations in the capital markets and demand for credit.

We may not be able to successfully address these factors, which could negatively impact our growth, harm our business and cause our operating results to be worse than expected.

Cannabis remains illegal under federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

We operate in the cannabis industry, which is dependent on state laws and regulations pertaining to such industry; however, under federal law, cannabis remains illegal.

The Controlled Substances Act of 1910 (the “CSA”), bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. The United States federal government regulates drugs through the CSA, which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is a Schedule I controlled substance by the Drug Enforcement Agency, or DEA, and the U.S. Department of Justice, and therefore it is illegal to grow, possess and consume cannabis under federal law. No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas imposed by the DEA. Because of this, doctors may not prescribe cannabis for medical use under federal law, although they can recommend its use under the First Amendment.

The regulatory framework for cultivation, sale and use of marijuana in San Bernardino County, California, where Nipton is located, has not been put in place by the County, and when issued, such regulations may not be favorable for our planned real estate operations in Nipton.

San Bernardino County has not issued regulations permitting operation of commercial cannabis enterprises in Nipton such as we foresee. There is no assurance that the County regulations, when issued, will permit the types of economic activity in Nipton where we have planned to have the town serve as a location destination for fully-licensed medical and recreational cannabis related businesses.

Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

Continued development of the cannabis industry is dependent upon continued legislative legalization of cannabis at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its sale and distribution, or the re-criminalization or restriction of cannabis at the state level could negatively impact our business. Additionally, changes in applicable state and local laws or regulations could restrict the products and services we offer or impose additional compliance costs on us or our customers and tenants. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be materially adverse to our business.

The cannabis industry faces significant opposition, and any negative trends will adversely affect our business operations.

We are substantially dependent on the continued market acceptance, and the proliferation of consumers, of medical and recreational cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in a growth in consumer demand. However, we cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations.

We require additional funds to achieve our current business strategy and our inability to obtain additional financing would inhibit our ability to expand or even maintain our business operations.

We need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy and capitalize on available opportunities. This financing may not be available when needed. Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to shareholder interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would inhibit our ability to implement our development strategy, and as a result, could require us or diminish or suspend our development strategy and possibly cease our operations. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate planned expansion and or introduction of new products and services. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations.

Our potential customers, clients and tenants have difficulty accessing the service of banks, which may make it difficult for them to operate.

Because the use, sale and distribution of cannabis remains illegal under federal law, many banks will not accept deposits from or provide other bank services to businesses involved with cannabis. The inability to open bank accounts with federally regulated banks may make it difficult for our existing and potential customers, clients and tenants to operate and may make it difficult for them to contract with us.

Risks Related to our Oil and Gas Investments

The sale of our Argentina oil and gas properties may not materialize.

We plan to dispose of all of our oil and gas properties in the near future and have disposed of South American Hedge Fund Ltd. (“SAHF”), the holding company for our former oil and gas operations in Argentina; however, we retain contract rights with respect to the sale by SAHF of our principal Argentine concessions to one of our former partners and have entered into a definitive agreement for the sale. Currently, because of external factors, the Company believes that the closing of this transaction may not be probable.

Risks Related to our Water Transportation Investment

Our water transportation investment is in a start-up company.

Our investment is in a startup company that cannot guarantee that they will continue as a going concern because they have not yet been successful in establishing profitable operations. An investment in this company is highly illiquid and there is no assurance that their common stock will become liquid and that we will be able to sell their stock.

Risks Related to Our Common Stock and its Market

Because American Green owns a controlling majority of our voting stock, other stockholders’ voting power may be limited.

As of April 5, 2018, American Green owns 82% of the voting power of our common stock. As a result, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This stockholder may make decisions that are averse to your interests. See our discussion under the caption “Principal Stockholders” for more information about ownership of our outstanding shares.

We do not have a majority of independent directors on our Board and the Company has not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an independent audit and other committee of our board of directors. It is possible that if our Board of Directors included a greater number of independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors. In evaluating our Company, our current lack of corporate governance measures should be borne in mind.

Our share price is volatile and may be influenced by numerous factors that are beyond our control.

Market prices for shares of small publicly-traded companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

●	fluctuations in stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	discussion of us or our stock price by the press and by online investor communities; and

●	other risks and uncertainties described in these risk factors.

We do not intend to pay dividends on any investment in the shares of stock of our company and any gain on an investment in our company will need to come through an increase in our stock’s price, which may never happen.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

We are an emerging growth company, and reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourself of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares as penny stocks, are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

On April 5, 2018, the Company acquired all of the real estate comprising the unincorporated township of Nipton, California, an unincorporated township consisting of 120 acres of real property with improvements consisting of fifteen structures of various types, retail and commercial, and ancillary improvements and fixtures.

As of December 31, 2017, our principal oil and gas assets included Partial Rights Ownership in two oil and gas properties.

Block	State	Status	Delta %	Partner(s)
KEC	Texas	Funding	70% CO	Landowners
Kieke	Texas	Tank repair	3.75% CO	Landmaster

*  CO means a carryover interest in the project.

Offices

Our headquarters are currently located in Nipton at HC1 Box 360, 107355 Nipton Rd., Nipton, CA 92364. The office is owned by Delta so it does not have a lease.

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

		High	Low

2016	1st Quarter	0.09	0.02
	2nd Quarter	0.12	0.02
	3rd Quarter	0.06	0.01
	4th Quarter	0.11	0.01

2017	1st Quarter	0.15	0.08
	2nd Quarter	0.15	0.02
	3rd Quarter	0.08	0.05
	4th Quarter	0.08	0.02
2018
	1st Quarter	0.30	0.02

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

As of March 31, 2018, there were approximately 94 record holders of our common stock.

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

Effective March 4, 2008, we acquired 100% of the issued and outstanding membership interests in the parent of South American Hedge Fund LLC, a Delaware limited liability company (sometimes herein referred to as “SAHF”). For accounting purposes, the transaction was treated as a recapitalization of the Company, as of March 4, 2008, with the parent of SAHF as the acquirer. SAHF was sold with all of its Argentine assets and liabilities.

Recent Developments

On March 19, 2018, the Company entered into a Purchase Agreement, dated as of March 14, 2018 (the “Agreement”) with American Green, Inc., a Wyoming corporation (“American Green”), and Nipton, Inc., a California corporation, a wholly-owned subsidiary of American Green. Pursuant to the Agreement, the Company agreed to acquire 100% of the issued and outstanding equity securities of Nipton, Inc. from American Green (the “Nipton Acquisition”) in exchange for shares of convertible preferred stock, convertible into 160,000,000 shares of the Company’s Common Stock, par value $0.0001 per share.

On April 5, 2018, Delta and American Green closed the Nipton Aquisition. At the closing under the Agreement, the Company issued 160,000 shares of its Series A Convertible Preferred Stock, convertible into 160,000,000 shares of its common stock, to American Green, the former stockholder of Nipton, Inc., in exchange for all the outstanding shares of capital stock of Nipton, Inc., the assets of which are comprised of all of the real estate properties included in the unincorporated township of Nipton, California (“Nipton”). Following the closing of the Nipton Acquisition, Nipton, Inc. became a wholly-owned subsidiary of the Company, with American Green, the former stockholder of Nipton, Inc., owning a controlling interest of approximately 82% of the outstanding shares of common stock of Delta.

Overview

As a result of the review by our management team and our board of directors of oil and gas exploration and production operations in Argentina and the United States, the Company has shifted its attention away from energy investments, and into real estate development in the western United States. In 2017, the Company disposed of its Argentine oil and gas investments and is currently in the process of disposing its US-based energy assets and liabilities.

The US investments include: a $250,000 Note to a gas exploration company in California, $50,000 Note to an oil production company in Texas, a 70% NRI in an oil lease, and 1,343,750 shares in a Technology company in its research and development phase. Most investments are believed to be safe, but they are expected to take longer than 1 year to return the capital investment. The investments are being disposed of to put the shareholders in a better position to receive higher returns from the real estate development projects.

Our Oil and Gas Investments

As of December 31, 2017, the Company retained several US-based oil and gas investments.

We hold a $250,000 note receivable from SCO and a 3.75% interest in SCO- a gas exploration company in California. SCO holds the right to rework and explore the Petersen estate which has 31 wells. SCO has drilled 2 workover wells in the Petersen ranch in 2017-2018. One of the wells was successful and it was producing around 450 mcfd as of late March 2018.

We also hold a $50,000 note receivable from Landmaster- an oil exploration and production company in Texas. The note receivable comes with a 3% NRI in the Kieke Lease. Landmaster holds the majority interest in the Swenson, Kieke and Cannon leases in Texas. Landmaster used the $50,000 to drill two re-entry wells in the Kieke lease. The wells have produced between 12 and 15 bopd, but are currently offline due to tank repairs that are needed.

We also hold a 70% NRI interest in the KEC lease in Texas. Crestmont is the current operator in the lease, but that is expected to switch to Neptune Industries, LLC in the second quarter of 2018. This investment has been impaired since Delta does not have the capital sufficient to drill the needed workover.

Sale of SAHF

In July 2017, Delta transferred SAHF to a third party along with all of the assets and liabilities related to the Argentina properties. Delta did this because there were some potential liabilities that were related to the Valle de Lerma concession that could harm Delta in the future. The buyer assumed all of these liabilities along with the liabilities related to the sale of the Tartagal and Morillo properties to High Luck Group. The buyer also assumed 25% of the purchase price related to the Tartagal and Morillo sale. At this time, there is some doubt that the agreement with High Luck will close due to High Luck’s refusal to sign the transfer of the properties.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

During the year ended December 31, 2016, we had a net loss from continuing and discontinued operations of approximately $551,000, as compared to a net loss of approximately $718,000 for the year ended December 31, 2017.

During the year ended December 31, 2016 our loss from continuing operations was approximately $330,000 compared to a net loss from continuing operations of approximately $540,000 in 2017, due to the use of consultants, and the impairment of several assets in 2017.

LIQUIDITY

At December 31, 2016, we had a working capital surplus of approximately $214,000, compared with a working capital deficit of approximately $570,000 at December 31, 2017.

At December 31, 2016, we had total assets of approximately $365,000 compared to total assets of approximately $318,000 at December 31, 2017. Net cash used in operating activities in the year ended December 31, 2016 was $349,000, as compared with $432,000 in 2017; and net cash used in investing activities was approximately $126,000 in 2016, as compared with cash generated of $195,000 in 2017. Net cash used by financing activities was approximately nil in the year ended December 31, 2016, compared to approximately nil in 2017.

In 2017, SAHF, Delta, and High Luck Group entered into an agreement for the sale of Tartagal and Morillo for $2,000,000. High Luck made an initial deposit of $500,000 to SAHF towards the purchase price in April 2017. Despite SAHF’s various attempts to close the transaction, High Luck refused to show up to the closing and, therefore, the transaction has not closed. At this point, there is some doubt that the company will get additional capital from this transaction.

Estimated 2018 Capital Requirements

All of the Argentine properties have been disposed of so there are no additional capital requirements.

The SCO and Landmaster investments require no additional capital, but if the company wants to retain its percentage in future wells, then the company will have to contribute its share of the exploration costs.

The KEC investment requires around $120,000 of initial capital to develop the property. The company does not have the capital sufficient to execute the development plan in the property.

The purchase of the town of Nipton, which we plan to develop so that it offers a variety of commercial and recreational attractions including: cannabidiol (CBD) and mineral baths, cannabis-product retail outposts, artists-in-residence programs, culinary events, and bed-and-breakfasts. Development of Nipton in 2018 will require in excess of $5,000,000 of additional capital.

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

The Company assesses potential impairment of its long-lived assets, which include its property and equipment, and investments under the guidance of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

Investments in non-consolidated affiliates – These investments consist of the Company’s ownership interests in oil and gas development and exploration rights in the US, net of impairment losses if any.

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

Item 8. Financial Statements and Supplementary Data.

DELTA INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Delta International Oil & Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta International Oil & Gas, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2012.

Houston, Texas

April 23, 2018

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS

Current Assets:
Cash	$2,374	$239,627
Advances and other receivables	3,000	-
Total current assets	5,374	239,627

Notes receivable, net	268,162	-
Unproved oil and gas properties	44,703	-
Investment in MHD	-	125,000
TOTAL ASSETS	$318,239	$364,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$37,323	$4,945
Accrued expenses	22,807	6,140
Notes payable	15,000	15,000
Deposit toward T&M Sale	500,000	-
Total current liabilities	575,130	26,085
Total liabilities	575,130	26,085

Stockholders’ Equity (Deficit):
Preferred stock $0.0001 par value-authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 34,838,826 shares and 32,338,826 shares, issued and outstanding at December 31, 2017 and December 31, 2016, respectively	3,483	3,233
Additional paid-in capital	7,289,678	7,151,482
Accumulated deficit	(7,550,052)	(6,831,708)
Accumulated other comprehensive gain	-	15,535
Total stockholders’ equity (deficit)	(256,891)	338,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,239	$364,627

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended December 31,
	2017	2016
Costs and Expenses:
General and administrative	$384,486	$333,109
Impairment loss	182,500	-
Loss from operations	$(566,986)	$(333,109)

Other Income (Expense):
Interest Income	26,162	80
Other Income (expense)	26,162	80
Loss before income taxes	(540,824)	(333,029)

Provision (benefit) for income taxes	-	-

Net Loss from Continuing Operations	$(540,824)	$(333,029)

Discontinued Operations, net of tax	(177,520)	(217,009)

NET LOSS	$(718,344)	$(550,038)

Basic and Diluted Net Loss per common share:
Continuing Operations	$(0.02)	$(0.01)
Discontinued Operations	$(0.01)	$(0.01)
Basic and Diluted Net Loss per common share	$(0.02)	$(0.02)
Weighted average common shares - Basic and Diluted	32,710,059	32,338,826

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Twelve months ended December 31,
	2017	2016

Net loss	$(718,344)	$(550,038)
Other comprehensive loss:
Foreign currency translation adjustment	-	(35,235)
Net change in other comprehensive loss	-	(35,235)
Comprehensive loss	$(718,344)	$(585,273)

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
From January 1, 2016 to December 31, 2017

					Accumulated
	Number of				Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance January 1, 2016	32,338,826	$3,233	$7,151,482	$(6,280,417)	$50,771	$925,068

Net loss	-	-	-	(551,291)	-	(551,291)

Foreign Currency Adjustment	-	-	-	-	(35,235)	(35,235)

Balance December 31, 2016	32,338,826	$3,233	$7,151,482	$(6,831,708)	$15,535	$338,542

Net loss	-	-	-	(718,344)	-	(718,344)

Warrant expense	-	-	34,196	-	-	34,196

Stock issued in connection to KEC Property acquisition	750,000	75	52,425	-	-	52,500

Stock issued for services	1,750,000	175	51,575	-	-	51,750

Sale of SAHF	-	-	-	-	(15,535)	(15,535)

Balance December 31, 2017	34,838,826	$3,483	$7,289,678	$(7,550,052)	$-	$(256,891)

The accompanying notes are an integral part of the consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2017	2016

Cash flows from Operating Activities:
Net loss	$(718,344)	$(550,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	-	191,236
Warrants issued for services rendered	34,196	-
Stock issued for services rendered	51,750	-
Impairment loss on MHD investment	125,000	-
Impairment loss on oil and gas properties	57,500	-
Gain on sale of SAHF LLC	(15,535)	-
Amortization of discount on note receivable	(12,865)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	46,045	9,443
Net cash used in operating activities	(432,253)	(349,359)
Cash flows from investing activities:
Purchases of furniture and equipment	-	(693)
Deposit on sale of concession	500,000	-
Loan to Second Chance Oil	(250,000)	-
Loan to Landmaster Partners	(50,000)	-
Investment in 70% NRI in KEC Texas Property	(5,000)	-
Investment in MHD	-	(125,000)
Net cash provided by (used in) investing activities	195,000	(125,693)

Cash flows from financing activities:
Net cash provided by financing activities	-	-
Effect of Exchange Rates on Cash	-	(2,167)
Net decrease in cash	(237,253)	(477,219)
Cash – Beginning of period	239,627	717,085
Cash – End of period	$2,374	$239,866

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash information:
Stock issued for acquisition of oil and gas property	$52,500	-
Discount on note receivable	$44,703

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

The primary focus of the Company’s business from 2008 through 2016 was its South American Hedge Fund, LLC (“SAHF”) subsidiary, which had investments in oil and gas concessions in Argentina. The subsidiary was sold in 2017 along with all of its oil and gas properties.

In 2017, the Company made various investments in oil and gas companies and properties in the United States. Although some of the properties produced intermittently throughout 2017 and in early 2018, the Company determined that they wouldn’t produce at a high enough rate in the future to justify them remaining as part of the Company’s portfolio.

In the fourth quarter of 2017, Delta signed a letter of intent to do a reverse merger with American Green, Inc. to purchase Nipton, Inc.- the holder of 120 acres in Nipton, CA. The reverse merger closed on April 5, 2018.

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

Evaluation of Long Lived Assets

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

Investments

Investments in non-consolidated affiliates consist of the Company’s ownership interests in oil and gas development and exploration rights in the United States, net of impairment losses if any.  These investments were reclassified to unproved oil and gas properties after the Company was officially admitted into the joint ventures for each of the properties.

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

As of December 31, 2017, the KEC lease had an impairment of $57,500, bringing the book value to $0, and the investments in MHD Technology had an impairment of $125,000, bringing the book value to $0.

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

At December 31, 2017 and 2016, the Company has approximately $0 and $0, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to investments in Argentina concessions may give rise to uncertain positions.  In connection with the uncertain tax position, there was no interest or penalties recorded.

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

Earnings (Loss) Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common share outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants.  For the years ended December 31, 2016 and 2017, there were 9,211,517 and 9,700,126, respectively of potentially dilutive common shares outstanding. These potentially dilutive common shares are anti-dilutive in the years ended December 31, 2016 and 2017, due to our operating losses, and therefore, have not been included in the calculation of earnings per share.

Foreign Currency Translation

In 2016, the functional currency for the Company’s primary foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. The functional currency in Argentina is the Argentine Peso. Translation adjustments are recorded in Accumulated Other Comprehensive Loss. The Company’s subsidiary in Argentina also has certain U.S. dollar denominated intercompany receivables and payables, which generate foreign currency gains and losses in other income (expense) when translated at the end of each period using the current exchange rates.

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

We account for stock-based compensation to employees in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

See NOTE 6 to view the detailed issuance of warrants during 2017.

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

As of December 31, 2017 and 2016, there were no financial assets or liabilities that require to be fair valued on a recurring basis.

Discontinued Operations

We present discontinued operations in our consolidated financial statements when we believe that the disposition of assets constitutes a strategic shift that will have a major effect on our operations or financial results. The results of prior periods are reclassified to conform to the current year presentation. See Note 3.

Variable Interest Entities

The Company follows ASC 810-10-15 guidance with respect to accounting for variable interest entities (each, a “VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances. The Company has entered into a transaction with VIEs during the period; however, the Company is not considered to be the primary beneficiary in these transactions. Footnote 4 further discloses these investments.

2. GOING CONCERN

Financial Condition

The Company’s financial statements for the year ended December 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has incurred net losses and as of December 31, 2017 has an accumulated deficit of $7,550,052 which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Delta closed a reverse merger in April 2018. The new management and the new majority shareholders of Delta have secured two credit lines amounting to $500,000 for Delta. In the first quarter of 2018, Delta has received $30,000 from these credit lines. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and its ability to obtain additional funding sources to provide capital and other resources for the further development of the Company’s business. The Company’s financial statements as of December 31, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

3. DISCONTINUED OPERATIONS

Disposal of Tartagal and Morillo Concessions

On January 3, 2017, the Company received the acceptance of its offer for the sale of SAHF’s interest in the Tartagal and Morillo concessions from High Luck Group (“High Luck”). The consideration for 18% of Tartagal and Morillo will be $2,000,000 upon the transfer of the concessions, and 3% of gross revenues from the production of oil or gas of either concession up to an additional $2,000,000. Once the transfer occurs, the companies will sign a mutual release. The release of funds is also contingent on other external factors detailed on a Consulting Agreement signed between a third party (Consultant”) and High Luck. After speaking with the Consultant to High Luck on various occasions, Delta has taken the position that most of the Consultant’s duties have been fulfilled and the ones that have not require High Luck to present paperwork to the province and fulfill its commitments to the Province. On February 10, 2017, High Luck Group deposited the initial $2,000,000 in an Escrow account. On April 4, 2017, the Escrow Agent released $500,000 to Delta as a deposit towards the initial $2,000,000 payment which is reported as a “Deposit toward T&M Sale” in the consolidated balance sheet as of December 31, 2017 pending closing of the sale.

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

In connection with the deposit received from the sale of the T&M concessions and SAHF, the Company paid commissions and bonuses totaling to $175,000 during the year ended December 31, 2017 which are included in “Discontinued operations, net” in the consolidated statements of operations. Out of the remaining $1,500,000 that Delta is to be paid for the sale of T&M, SAHF is to receive $375,000. SAHF has already received $125,000 from the initial $500,000 that was transferred to Delta.

The following table presents the amounts of the major line items that are included in “Discontinued operations, net” in our consolidated statements of operations.

	Twelve Months Ended December 31,
	2017	2016

General and Administrative	$(193,055)	$(25,773)
Impairment Expense	$-	$(191,236)
Gain on sale of SAHF	$15,535	$-

Discontinued operations, net of income tax	$(177,520)	$(217,009)

4. NOTES RECEIVABLE

On May 25, 2017, the Company loaned $250,000 to Second Chance Oil, LLC (SCO) for the development of a gas field in northern California. SCO is using the funds provided to work over 2 wells and puncture in different pay zones, expecting close to virgin pressures.

The note carries a 9% interest, an 18-month maturity, and has an equity kicker of 3.5% in SCO which we determined to have a value of zero. The note will also be prepaid from 25% of the production in the new wells and is not secured.

On July 26, 2017, the Company made a $50,000 loan to Landmaster for a term of 18 months and annual interest of 9% for the re-entry of two oil wells in Haskell County, Texas. The Company was also granted a 3.75% carried interest in the two wells with the option to participate at the same interest in future wells on the property. The 3.75% carried interest (3% NRI) in the two wells in the Kieke Lease with a fair value of $44,703 was recorded as an oil and gas property and a discount to the loan made to Landmaster and amortized over the term of the note. This note is secured with production from the Kieke lease, and in case the Kieke lease does not produce, it is also secured with production from the Swenson lease (also owned by Landmaster). During the year ended December 31, 2017, amortization credited to interest income was $12,865. The unamortized discount at December 31, 2017 amounted to $31,838.

The Company has performed an analysis of the notes receivable balance under ASC 810-10, and has determined the note receivables mentioned above are variable interests and that SCO and Landmaster are variable interest entities (“VIEs”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIEs, and is therefore not considered to be the primary beneficiary in both transactions. The Company’s maximum exposure to loss approximates to the carrying value of the notes receivable balance at December 31, 2017.

5. UNPROVED OIL AND GAS PROPERTIES

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

Crestmont Operating Agreement

On September 22, 2017, the Company signed an operating agreement with Crestmont to remain the operator of the KEC property for a total consideration of $2,500. The operator’s role in this case includes: filing all the necessary paperwork with the Railroad Commission, helping Delta file to become an operator, and formulating a workover plan for the wells. In connection with the operating agreement, the Company also agreed to pay Crestmont an additional $45,000 in the form of a note that will be issued on the earlier of (a) successful completion of the workover of one well with production of at least 13.5 barrels of oil per day for a period of 30 days or (b) a period of three months from the effective date of the agreement in case the workover has not yet started. The agreement with Crestmont was amended in the fourth quarter of 2017 to substitute the $45,000 Note for 1,000,000 common shares in Delta. The 1,000,000 common shares with a fair value of $30,000 were issued in the fourth quarter of 2017 and charged to expense.

In late 2017, BCM Energy Investments was issued 750,000 shares with a fair value of $21,750 for its consulting and evaluation services in connection with the acquisition of the KEC property.

The KEC property was fully impaired as of December 31, 2017 and has a carrying value of $0.

6. WARRANTS

During the year ended December 31, 2017, in connection to the deals signed with Landmaster, Crestmont, and SCO, the Company issued to each Mr. Jay Wright and Mr. William Forkner, consultants, 158,583 5-year common stock purchase warrants with and exercise price of $0.07 per share, and Mr. Santiago Peralta, CEO, 171,443 5-year common stock purchase warrants with an exercise price of $0.07. The fair value of the warrants amounting to $34,196 was determined using the Black-Scholes model which included the following assumptions: a 5-year term, risk-free rate of 2.37%, $0 dividend, and a computed volatility ranging from 324-339%.

		Weighted	Weighted
		Average	Average
		Exercise	Contractual	Aggregated
	Warrants	Price	Term years)	Intrinsic Value

Outstanding, December 31, 2015	9,211,517	$0.21	3.65	$691,052

Granted	-	-	-	-

Exercised	-	-	-	-

Outstanding, December 31, 2016	9,211,517	$0.21	2.65	$0

Granted	488,609	0.07	4.52	0

Exercised	-	-	-	-

Outstanding, December 31, 2017	9,700,126	$0.20	0.84	$0

Vested, December 31, 2017	9,700,126	$0.20	0.84	$0

Mr. Jay Wright and Mr. William Forkner were acting as advisers for Delta. Their roles were to bring projects to the Company, help evaluate the projects, help negotiate the final terms of the contract, and bring funding to the Company.

7. DEBT

	December 31,
	2017	2016
Short – term debt
Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Total	$15,000	$15,000

During the year 2017, the Company did not pay off any debt and did not raise any more capital via debt instruments. The note payable is currently past due and the note is unsecured.

8. INCOME TAXES

The Company has not made provision for income taxes in the years ended December 31, 2017 and 2016, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

Deferred income tax assets consist of:

	December 31,
	2017	2016
Net operating loss carryforwards	$1,366,557	$2,013,467

Less valuation allowance	(1,366,557)	(2,013,467)

Deferred income tax assets, net	$--	$--

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning in 2018. The Company has calculated its best estimate of the impact of the TCJA in its 2017 income tax provision in accordance with its understanding of the TCJA and guidance available as of the date of this filing.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 26%, the Company has determined it to be more likely than not that a deferred income tax asset of approximately $1,366,557 and $2,013,467 attributable to the future utilization of the approximately $5,255,987 and $4,793,970 in eligible net operating loss carry-forwards as of December 31, 2017 and 2016, respectively, will not be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2022 to 2036.

9.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Rent expense was $5,137 under a month-to-month office lease and $14,311 for the years ended December 31, 2017 and 2016, respectively.

EMPLOYMENT AGREEMENTS

The only current Executive Employment Agreement is with Mr. Santiago Peralta dated February 6, 2015 as an Interim CEO, President, and Director for a one (1) year term and an annual salary of $80,000 plus a $5,000 quarterly bonus. The contract has an automatic one (1) year renewal, which was renewed originally in 2016, and, again, in 2017. Additionally, Mr. Peralta, alongside other company management, is eligible for participation of a bonus pool of up to 15% of net profits difference between the current quarter and the same quarter five years in the past. Mr. Peralta stopped receiving salary payments in October 2017. Mr. Peralta resigned as a Director on April 10, 2018.

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

This investment is accounted for using the cost accounting method. If there is evidence that suggests that the fair market value of the investment is lower than the historical cost, then the investment will be written down to its new fair market value. The investment was fully impaired during the year ended December 31, 2017.

11. SUBSEQUENT EVENTS

Convertible Notes

On March 20, 2018, two convertible promissory notes were issued to investors for $15,000 each with a commitment of up to $500,000 throughout 2018. The notes are subject to annual interest of 6%, mature on March 20, 2021 and are convertible to common shares any time after 180 days from the issuance date at a price of $0.02 per share. The notes include a dilutive issuance provision when certain conditions are met.

Preferred Series A Stock

In April 2018, Delta designated 160,000 shares of Series A preferred stock with a par value of $0.0001 per share. Each share is convertible 1,000 to 1 into common stock, carries a dividend rate of 5% per annum on the face value, and is secured by the Nipton Properties.

Reverse Merger with American Green, Inc. and Acquisition of Nipton, Inc.

On March 19, 2018, the Company entered into a Securities Exchange Agreement, dated as of March 14, 2018 (the “Agreement”) with American Green, Inc., a Wyoming corporation (“American Green”), and Nipton, Inc., a California corporation, a wholly-owned subsidiary of American Green. Pursuant to the Agreement, the Company agreed to acquire 100% of the issued and outstanding equity securities of Nipton, Inc. from American Green (the “Nipton Acquisition”) in exchange for shares of our convertible preferred stock, convertible into 160,000,000 shares of the Company’s Common Stock, par value $0.0001 per share. On April 6, 2018, Delta and American Green closed the Nipton Acquisition. At the closing of the Agreement, Delta issued 160,000 shares of its Series A Convertible Preferred Stock, convertible into 160,000,000 shares of its common stock, to American Green, the former stockholder of Nipton, Inc., in exchange for all the outstanding shares of capital stock of Nipton, Inc. Following the closing of the Nipton Acquisition, Nipton, Inc. became a wholly-owned subsidiary of the Company, with American Green, the former stockholder of Nipton, Inc., owning a controlling interest of approximately 82% of the outstanding shares of common stock of Delta.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our chief executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting.  Our chief executive and financial officer have concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of December 31, 2017, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15, based on a material weakness as of that date in our disclosure controls and procedures discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2017. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013). Management concluded in this assessment that as of December 31, 2017, our internal control over financial reporting is not effective due to the following material weakness. Our accounting department does not have the sophistication to critically evaluate and implement accounting principles in certain cases, and at times transactions are recorded improperly, or not recorded contemporaneously and require additional procedures and adjustments to be made by our staff and our auditors. In addition, the size of our staff in our accounting department does not permit segregation of duties as required for our internal control over financial reporting to be effective. We have implemented certain procedures related to improving the ability of our staff to properly record accounting transactions to help minimize the risks associated with this significant deficiency. Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of December 31, 2017, and for the two years then ended, fairly present in all material respects our financial condition and results of operations.

There have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name and Address	Age	Position(s) Held
Malcolm W. Sherman	80	Chairman, Secretary and Director
Scott Stoegbauer	63	Interim President and Director

Our Board of Directors on February 13, 2018, appointed two additional directors, Malcolm Sherman and Scott Stoegbauer, to our Board, with the purpose and intent of adding business expertise in a wider variety of areas to assist us in our evaluation of entry into a new business sector. On March 14, 2018, Mr. Sherman was appointed Secretary of the Company, and Mr. Stoegbauer was appointed Interim President.

Santiago Peralta resigned as a director on March 6, 2018, and the Company has agreed with Mr. Peralta that he will resign as Interim Chief Executive Officer following the filing of this Annual Report.

Scott Stoegbauer

Scott Stoegbauer, 63, has spent the last five years as Managing Partner at 10th Planet Partners L.P. in New York, where he directed investments for the partnership. Most recently since 2012, he has also been the principal management consultant for a national executive management placement firm, where he chiefly managed the restructuring and backend operations for the entire organization.

Previously, Mr. Stoegbauer served as a Director of The Amergence Group, Phoenix, Arizona, and also as a Director of Tranzbyte Corporation, now American Green, Inc. (ERBB). Prior to that Scott worked at MediaMax Technology Corp. in Phoenix, beginning in 2004 as Vice President of Sales and Marketing and accepting a promotion to President and Director several years later. Before joining MediaMax, Mr. Stoegbauer worked for Worldata from 1990 through 2003. He served as Vice President of Technology there, helping to develop and market the earliest and most innovative Internet and eCommerce marketing systems. He subsequently served as a Senior VP of Worldata where he helped create one of the first on-line marketing organizations in the country. During his 13-year tenure, he helped to develop, market, and sell some of the earliest and most innovative online marketing systems designed to capitalize on the tremendous reach of the Internet. Mr. Stoegbauer began his career working with Tandy Corporation at the beginning of the PC Revolution, opening and managing its first retail Computer Centers in and around New York City, and continued with the company for 10 years. He also served as Northeast District Sales Manager of Digital Communications Associates, where he assisted Global 2000 corporations in integrating their thousands of PC’s with the back-room mainframe infrastructures using their IRMA Boards.

Mr. Stoegbauer attended State of University of New York from 1972 to 1976, majoring in Business Administration.

Malcolm W. Sherman

Malcolm W. Sherman, 80, a former director of the Company, was appointed to fill a vacancy on our board of directors on July 11, 2008. He was appointed Executive Vice President on July 28, 2008, and was appointed President and Chief Executive Officer on November 8, 2012. On January 6, 2015, the Board of Directors of the Company approved his retirement as our Chief Executive Officer, President and a director of the Company effective as of December 31, 2014. Mr. Sherman rejoined the Company as a director on February 13, 2018.

Mr. Sherman from 2005 to the present has served as President and a director of Security Systems International, Inc., a company that provides security systems for government building, industrial facilities, oil refineries and other facilities in the Middle East. From May 2000 to July 2005, Mr. Sherman served as director of marketing for Hyzoom Commercial Co. Ltd., a division of ZAFF International, Ltd., in Riyadh, Saudi Arabia, as well as director marketing for ZAFF International, a Saudi Arabian technology company specializing in security systems for industrial facilities for industrial and oil and gas facilities, and managed four of this company’s divisional offices in the Middle East. During his career, Mr. Sherman also served as a director of two public companies. He was a member of the founding team of Taser International, Inc. in 1993, and served on its board from 1993 to 1999. He also served as executive vice president and director of Ronco, Inc. from 1982 to 1993. Mr. Sherman received a B.S. degree in business administration from the University of Miami in 1959.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

On May 30, August 1, and September 20, 2018, Santiago Peralta was issued five-year common stock purchase warrants to purchase 100,000, 20,000, and 51,443 shares respectively, all of such warrants having an exercise price of $.07 per share. Mr. Peralta did not file a Form 4 in connection any of these transactions.

Item 11. Executive Compensation.

Compensation paid by the Company and its subsidiaries to the Company’s Executive Officers (the “Named Executives”) for the last two fiscal years is shown in the following table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- sation	Total ($)
Santiago Peralta, appointed Interim Chief Executive Officer on January 6, 2015	2016	$80,000	$20,000						$100,000
	2017	$80,000							$80,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Santiago Peralta	200,000			$0.20	12/14/2018
	171,443			$0.07	5/25/2022

DIRECTORS’ COMPENSATION IN FISCAL 2017

We compensate directors as per specific agreements with each director. Mr. Santiago L. Peralta has not been compensated as a director in fiscal year 2017. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Santiago Peralta	$						$0

Stock Incentive or Option Plans

We have no compensation, pension, profit sharing, stock option plan or programs for the benefit of our directors, officers or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of April 5, 2018, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock and of the Series A Preferred Stock, and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owner*	Number of Shares Owned	Percentage** Beneficially
Common Stock

American Green Inc.	160,000,000	82.12%
11011 S. 48th St, Suite 106
Phoenix, AZ 85044 (1)

Santiago Peralta (2)	9,897,694	4.99%

Pablo Peralta (2)	9,683,844	4.89%

Malcolm W. Sherman (3)	1,205,763	0.62%

All Officers and Directors as a	1,205,763	0.62%
Group (2 persons)

Series A Preferred Stock

American Green, Inc.	160,000	100%

*	Unless otherwise stated in the table, the address of each of the stockholders shown in the table is c/o Delta, HC1 Box 360, 107355 Nipton Rd., Nipton, CA 92364.
**	Based on 34,838,826 shares of common stock and 160,000 shares of Series A Preferred Stock outstanding on April 5, 2018

(1)	At the closing on April 5, 2018 of the purchase of Nipton, Inc. by the Company, we issued American Green, Inc. 160,000 shares of the Company’s Series A Convertible Preferred Stock, convertible into 160,000,000 shares of common stock. American Green’s stock ownership in the above table is shown on an as-converted basis into common stock. David Gwyther is the Chief Executive Officer of American Green, Inc.

(2)	Egani, Inc., of which Santiago Peralta, a director of the Company, and Pablo Peralta, his brother, each owns 50% of the outstanding stock, owns 13,000,001 shares directly. The address of Egani, Inc. is c/o Delta, 7272 E Indian School Rd., Ste. 540, Scottsdale, AZ 85251. Santiago Peralta owns 13,800 shares directly and holds a warrant, expiring December 14, 2018 to purchase 200,000 shares of common stock at an exercise price of $0.20 per share. Santiago Peralta and Pablo Peralta also each hold a 50% interest in a common stock purchase warrant to purchase 6,367,687 shares of common stock, at an exercise price of $0.20 per share, expiring December 14, 2018. The address of Santiago Peralta and Pablo Peralta is c/o Delta, HC1 Box 360, 107355 Nipton Rd., Nipton, CA 92364.

(3)	Mr. Sherman owns beneficially 572,801 shares owned by Security Systems International, Inc. of which Mr. Sherman is the president and a director and the majority stockholder. Mr. Sherman individually also holds a common stock purchase warrant to purchase 632,962 shares of common stock, at an exercise price of $0.20 per share, expiring October 20, 2018. The address of Security Systems International, Inc. is 85260. Mr. Sherman’s address is c/o Delta, HC1 Box 360, 107355 Nipton Rd., Nipton, CA 92364.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company did not in fiscal 2017 have any related party transactions to report under this Item.

Item 14.  Principal Accountant Fees and Services

(1) Audit fees:

2017	2016
$29,250	$25,250

(2) Audit related fees:
	2017	2016
	$-0-	$-0-

(3) Tax fees:
	2017	2016
	$-0-	$-0-

(4)	All other fees: NA

(5)	Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant’s full time employees: NA

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.1a	Amendment to Certificate of Incorporation, filed September 1, 2004. Incorporated herein by reference to Exhibit 3.1a to the Company’s Current Report on Form 8-K, filed with the Commission on September 3, 2004.

3.1b	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended. Incorporated herein by reference to Exhibit 3.1b to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

3.2	By-Laws of the Company. Incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed with the Commission on June 15, 2000.

3.2a	Amendment to Article III, Section I of the By-Laws. Incorporated herein by reference to the Company’s quarterly report on Form 10-QSB, filed with the Commission on November 21, 2000.

3.2b	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.2b to the Company’s quarterly report on Form 10-Q, filed with the Commission on May 21, 2012.

3.1c	Certificate of Amendment to Certificate of Incorporation, filed June 26, 2007. Incorporated herein by reference to, Exhibit 3.1c to the Company’s quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

3.1d	Form of Restatement of Certificate of Incorporation of Delta Mutual, Inc., as amended. Incorporated herein by reference to Exhibit 3.1d to the Company’s quarterly report on Form 10- QSB, filed with the Commission on August 10, 2007.

3.1e	Certificate of Amendment to Certificate of Incorporation, filed May 13, 2009. Incorporated herein by reference to Exhibit 3.1e to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

3.1f	Form of Restatement of Certificate of Incorporation of the Company, as amended. Incorporated herein by reference to Exhibit 3.1f to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

3.1h

Certificate of Designations for the Company’s Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on March 19, 2018. Incorporated herein by reference to Exhibit 3.1(h) to the Company’s Current Report on Form 8-K, filed with the Commission on April 9, 2018.

Exhibit No.	Description of Exhibits

4.2a	Delta Mutual, Inc. 2004 Stock Option Plan. Incorporated herein by reference to Exhibit B to the Company’s Definitive Proxy Statement, filed with the Commission on June 16, 2004.

4.6	4% Convertible Promissory Note of the Company due May 2006 issued in the principal amount of $193,740 on May 12, 2004. Incorporated herein by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on November 15, 2004.

4.6a	Amendment, dated as of May 2, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6a to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6b	Amendment, dated as of July 6, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6b to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6c	Amendment, dated as of September 8, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6c to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6d	Amendment, dated as of November 21, 2006, to 4% Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6d to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 2, 2007.

4.6e	Amendment, dated April 4, 2007, to 4% Convertible Promissory Note in the Principal Amount of $193,740. Incorporated herein by reference to Exhibit 4.6e to the Company’s quarterly report on Form 10-QSB, filed with the Commission on August 10, 2007.

4.6f	Amendment, dated September 7, 2007 to Convertible Promissory Note in the principal amount of $193,740. Incorporated herein by reference to Exhibit 4.6f to the Company’s quarterly report on Form 10-QSB, filed with the Commission on November 9, 2007.

10.15	Strategic Alliance Agreement, dated September 10, 2003, between Delta-Envirotech, Inc. and ZAFF International Ltd. Incorporated herein by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed with the Commission on January 22, 2004.

10.16	Agreement, dated January 14, 2004, by and between Delta Mutual, Inc. and Hi-Tech Consulting and Construction, Inc. Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 6, 2004.

10.26	Executive Employment Agreement, dated May 23, 2005, between Delta Mutual, Inc. and Martin G. Chilek. Incorporated herein by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2005.

Exhibit No.	Description of Exhibits

10.33e	Form of Amended and Restated 8% Term Notes issued March 6, 2008 by Delta Mutual, Inc. in the aggregate principal amount of $150,655. Incorporated herein by reference to Exhibit 10.33e to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 15, 2008.

10.35	Membership Interest Purchase Agreement, dated March 4, 2008, between Delta Mutual, Inc. and Egani, Inc. Incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.36	Consulting Services Agreement, dated September 10, 2007, between Delta Mutual, Inc. and Security Systems International, Inc. Incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

10.37	Form of 6% promissory notes issued March 6, 2008 by the Company in the aggregate principal amount of $121,000. Incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 15, 2008.

10.37a	Amendment, dated September 2, 2008, to 6% Promissory Note in the principal amount of $21,000. Incorporated herein by reference to Exhibit 10.37a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.37b	Amendment, dated as of September 18, 2008, to 6% Promissory Note in the principal amount of $100,000. Incorporated herein by reference to Exhibit 10.37b to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.38	6% Promissory Note of the Company issued in the principal amount of $20,000 on April 15, 2008. Incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.38a	Amendment, dated as of October 8, 2008, to 6% Promissory Note in the principal amount of $20,000. Incorporated herein by reference to Exhibit 10.38a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.39	6% Promissory Note of the Company issued in the principal amount of $9,550 on April 28, 2008. Incorporated herein by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

10.39a	Amendment, dated as of October 10, 2008, to 6% Promissory Note in the principal amount of $9,550. Incorporated herein by reference to Exhibit 10.39a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.40	6 % Promissory Note of the Company issued in the principal amount of $16,900 on May 14, 2008. Incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 3, 2008.

Exhibit No.	Description of Exhibits

10.40a	Amendment, dated as of November 4, 2008, to 6% Promissory Note in the principal amount of $16,900. Incorporated herein by reference to Exhibit 10.40a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.42	6% Promissory Note of the Company issued in the principal amount of $22,413 on July 7, 2008. Incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.43	6% Promissory Note of the Company issued in the principal amount of $13,350 on September 18, 2008. Incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.44	6% Promissory Note of the Company issued in the principal amount of $16,650 on September 19, 2008. Incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.45	6% Promissory Note of the Company issued in the principal amount of $10,000 on October 3, 2008. Incorporated herein by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.46	6% Promissory Note of the Company issued in the principal amount of $28,500 on October 22, 2008. Incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008.

10.47	6% Promissory Note dated as of November 20, 2008 by Delta Mutual, Inc. to Santiago Peralta in the principal amount of $14,000. Incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.48	Amendment dated as of November 24, 2008 to 6% promissory notes issued to Egani, Inc. in the aggregate principal amount of $43,900. Incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.48a	Second Amendment, dated as of April 16, 2009, to 6% promissory notes issued to Egani, Inc. Incorporated herein by reference to Exhibit 10.48a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2009.

10.48.1	Amendment dated as of December 14, 2008 to 6% promissory notes issued to Security Systems International, Inc. in the aggregate principal amount of $136,900. Incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

Exhibit No.	Description of Exhibits

10.49a	Second Amendment, dated as of April 16, 2009, to 6% promissory notes issued to Security Systems International, Inc. Incorporated herein by reference to Exhibit 10.49a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2009.

10.49	6% Promissory Note dated as of December 15, 2008 to Security Systems International, Inc. in the principal amount of $8,190. Incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.50	6% Promissory Note dated as of January 22, 2009 to Security Systems International, Inc. in the principal amount of $7,686. Incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.51	6% Promissory Note dated as of February 10, 2009 to Security Systems International, Inc. in the principal amount of $15,950. Incorporated herein by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.52	6% Promissory Note dated as of February 18, 2009 to Security Systems International, Inc. in the principal amount of $5,000. Incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.53	6% Promissory Note dated as of February 19, 2009 to Malcolm W. Sherman in the principal amount of $5,000. Incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.54	6% Promissory Note dated as of March 20, 2009 to Security Systems International, Inc. in the principal amount of $19,767. Incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.55	6% Promissory Note dated as of March 25, 2009 to Security Systems International, LLC in the principal amount of $8,577. Incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.56	6% Promissory Note dated as of April 2, 2009 to Security Systems International, LLC in the principal amount of $14,987. Incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2009.

10.57a	Amended and Restated 6% Promissory Noted dated as of April 15, 2009 to Security Systems International LLC. Incorporated herein by reference to Exhibit 10.57a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009.

10.58	Agreement, dated as of November 1, 2009, between the Company and Valucorp. Incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

10.59	Note Extension Agreement, dated December 31, 2009, between the Company and Neil Berman, the Anthony Panariello Trust, the Danielle Panariello Trust and the Michaela Panariello Trust. Incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2010.

Exhibit No.	Description of Exhibits

10.60	Partnership Agreement on Kaia Mining Properties, dated March 12, 2010, by and among Southamerican Hedge Fund, Oscar Daniel Chedrese and Servicios Mineros SA. Incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed with the Commission on May 16, 2011.

10.61	Form of Common Stock Purchase Warrant issued December 15, 2011. Incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, filed with the Commission on December 28, 2011.

10.62	Form of Common Stock Warrant issued to Phillips W. Smith. Incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2013.

10.63	Executive Employment Agreement, dated March 23, 2010, between the Company and Malcolm W. Sherman. Incorporated herein by reference to Exhibit 10.63 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Commission on September 30, 2014.

10.64	Cooperation Agreement, dated December 20, 2011, between the Company and Principle Petroleum Limited. Incorporated herein by reference to Exhibit 10.64 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Commission on September 30, 2014.

10.65	Memorandum of Understanding, dated May 13, 2016, by and among New Times Energy Corporation Limited, South American Hedge Fund, LLC and the Company. Incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q, filed May 16, 2016.

10.66	Securities Exchange Agreement, dated as of March 14, 2018, between the Company and American Green, Inc. and its subsidiary, Nipton, Inc. Incorporated herein by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K, filed with the Commission on March 23, 2018.

10.67	Form of Convertible Promissory Notes issued March 20, 2018. Incorporated herein by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K, filed with the Commission on April 9, 2018.

14.	Delta Mutual, Inc. Code of Conduct and Business Ethics. Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2005.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA INTERNATIONAL OIL & GAS INC.

Dated: April 23, 2018

	By:	/s/ Santiago Peralta
Santiago Peralta, Interim Chief Executive Officer, Principal Executive Officer, and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on April 23, 2018.

/s/ Scott Stoegbauer

Scott Stoegbauer

Interim President, and Director

/s/ Malcolm W. Sherman

Malcolm W. Sherman

Secretary and Director