Form 10-Q
period 2018-03-31
Delta International Oil & Gas Inc.
filed 2018-05-18
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the issuer's common stock, $0.0001 par value per share, was 34,838,826 as of May 18, 2018.

DELTA INTERNATIONAL OIL & GAS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all material adjustments that are necessary for a fair presentation for the periods presented have been reflected. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The results of operations for the three ended March 31, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash	$1,292	$2,374
Advances and other receivables	-	3,000
Total current assets	1,292	5,374

Notes receivables, net	275,490	268,162
Unproved oil and gas properties	44,703	44,703
TOTAL ASSETS	$321,485	$318,239

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$40,610	$37,323
Accrued expenses	39,474	22,807
Notes payable	15,000	15,000
Deposit toward T&M Sale	500,000	500,000
Total current liabilities	595,084	575,130
Long-term convertible notes	30,000	-
Total liabilities	625,084	575,130

Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.0001 par value-authorized, not designated 9,840,000 shares; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Preferred stock Series A $.0001 par value-authorized 160,000 shares; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 34,838,826 shares and 34,838,826 shares, issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3,483	3,483
Additional paid-in capital	7,289,678	7,289,678
Accumulated deficit	(7,596,760)	(7,550,052)
Total stockholders' (deficit)	(303,599)	(256,891)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$321,485	$318,239

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ending March 31,
	2018	2017
Costs and Expenses:
General and administrative	58,240	79,536
Loss from operations	$(58,240)	$(79,536)

Other Income (Expense):
Other income	11,532	65
Other Income (expense)	11,532	65
Loss before income taxes	(46,708)	(79,471)

Provision (benefit) for income taxes	-	-

Net Loss from Continuing Operations	$(46,708)	$(79,471)

Discontinued Operations, net of tax	-	(10,615)

NET LOSS	$(46,708)	$(90,086)

Basic and Diluted Net Loss per common share:
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)
Basic and Diluted Net Loss per common share	$(0.00)	$(0.00)
Weighted average common shares - Basic and Diluted	34,838,826	32,338,826

The accompanying notes are an integral part of the unaudited consolidated financial statements

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ending March 31,
	2018	2017

Cash flows from Operating Activities:
Net loss	$(46,708)	$(90,086)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Amortization of discount on note receivable	(7,328)	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	22,954	11,110
Net cash used in operating activities	(31,082)	(78,976)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from convertible notes	30,000	-
Net cash provided by financing activities	30,000	-
Net increase (decrease) in cash	(1,082)	(78,976)
Cash - Beginning of period	2,374	239,627
Cash - End of period	$1,292	$160,651

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DELTA INTERNATIONAL OIL & GAS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Delta International Oil & Gas Inc. (“we”, “our”, “Delta” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2017 as reported on Form 10-K, have been omitted.

2. GOING CONCERN

Financial Condition

The Company’s financial statements for the three months ended March 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has incurred net losses and as of March 31, 2018 has an accumulated deficit of $7,596,760 which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Delta closed a reverse merger in April 2018. In the first quarter of 2018, Delta has received $30,000 from two investors via convertible notes. Additionally, the two investors have demonstrated interest in funding Delta’s operations up to $500,000 throughout 2018. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and its ability to obtain additional funding sources to provide capital and other resources for the further development of the Company’s business. The Company’s financial statements as of March 31, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

3. DISCONTINUED OPERATIONS

Disposal of Tartagal and Morillo Concessions

On January 3, 2017, the Company received the acceptance of its offer for the sale of SAHF’s interest in the Tartagal and Morillo concessions from High Luck Group (“High Luck”). The consideration for 18% of Tartagal and Morillo will be $2,000,000 upon the transfer of the concessions, and 3% of gross revenues from the production of oil or gas of either concession up to an additional $2,000,000. Once the transfer occurs, the companies will sign a mutual release. The release of funds is also contingent on other external factors detailed on a Consulting Agreement signed between a third party (Consultant”) and High Luck. After speaking with the Consultant to High Luck on various occasions, Delta has taken the position that most of the Consultant’s duties have been fulfilled and the ones that have not require High Luck to present paperwork to the province and fulfill its commitments to the Province. On February 10, 2017, High Luck Group deposited the initial $2,000,000 in an Escrow account. On April 4, 2017, the Escrow Agent released $500,000 to Delta as a deposit towards the initial $2,000,000 payment which is reported as a “Deposit related to discontinued operations” in the consolidated balance sheet as of March 31, 2018 pending closing of the sale. Management does not expect to collect the balance of the purchase price.

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

In connection with the deposit received from the sale of the T&M concessions and SAHF, the Company paid commissions and bonuses totaling to $175,000 during the three months ended March 31, 2018 which are included in “Discontinued operations, net” in the consolidated statement of operations. Out of the remaining $1,500,000 that Delta is to be paid for the sale of T&M, SAHF is to receive $375,000. SAHF has already received $125,000 from the initial $500,000 that was transferred to Delta.

The following table presents the amounts of the major line items that are included in “Discontinued operations, net” in our consolidated statements of operations.

	Three Months Ended March 31,
	2018	2017

General and Administrative	$-	$(10,615)
Impairment Expense	$-	$-
Gain on sale of SAHF	$-	$-

Discontinued operations, net of income tax	$-	$(10,615)

4. NOTES RECEIVABLE

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

On July 26, 2017, the Company made a $50,000 loan to Landmaster for a term of 18 months and annual interest of 9% for the re-entry of two oil wells in Haskell County, Texas. The Company was also granted a 3.75% carried interest in the two wells with the option to participate at the same interest in future wells on the property. The 3.75% carried interest (3% NRI) in the two wells in the Kieke Lease with a fair value of $44,703 was recorded as an oil and gas property and a discount to the loan made to Landmaster and amortized over the term of the note. During the three months ended March 31, 2018, amortization credited to interest income was $7,328.

The Company has performed an analysis of the notes receivable balance under ASC 810-10, and has determined that the note receivables in SCO and Landmaster are a variable interest and that SCO and Landmaster are both variable interest entities (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. The Company’s maximum exposure to loss approximates to the carrying value of the notes receivable balance at March 31, 2018.

5. UNPROVED OIL AND GAS PROPERTY

On September 22, 2017, the Company acquired a 70% NRI of the KEC lease in Polk County, Texas from Crestmont Operating, LLC (“Crestmont”) for a total consideration of $57,500 which consists of a cash payment of $5,000 and the issuance of 750,000 shares of the Company with a fair value of $52,500. The shares were valued as of the date of their assignment at $.07 per share. The property has four wells- one of the four being a salt water disposal well. Even though the Company is looking to dispose of the KEC lease, it is not considered as “held for sale” because there is not yet a concrete plan to sell it and it is not being marketed.

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

6. CONVERTIBLE NOTES

On March 20, 2018, two convertible promissory notes were issued to investors for $15,000. The notes are subject to annual interest of 6%, mature on March 20, 2021 and are convertible to common shares any time after 180 days from the issuance date at a price of $0.02 per share. The notes include an antidilution provision when certain conditions are met.

7. WARRANTS

There were no warrants issued in the first quarter of 2018. Below is a table with a summary of warrant activity.

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregated Intrinsic Value
Outstanding, December 31, 2017	9,700,126	$0.20	0.84	$0

Granted	0	0	-	0

Exercised	-	-	-	-

Outstanding, March 31, 2018	9,700,126	$0.20	0.59	$0

Vested, March 31, 2018	9,700,126	$0.20	0.59	$0

8. SECURITIES EXCHANGE AGREEMENT WITH AMERICAN GREEN

On March 19, 2018, the Company entered into a Securities Exchange Agreement, dated as of March 14, 2018 (the “Agreement”) with American Green, Inc., a Wyoming corporation (“American Green”), and Nipton, Inc., a California corporation, a wholly-owned subsidiary of American Green. Pursuant to the Agreement, the Company agreed to acquire 100% of the issued and outstanding equity securities of Nipton, Inc. from American Green (the “Nipton Acquisition”) in exchange for shares of our convertible preferred stock, convertible into 160,000,000 shares of the Company’s Common Stock.

9. SUBSEQUENT EVENTS

Preferred Series A Stock

In April 2018, Delta designated 160,000 shares of Series A preferred stock with a par value of $0.0001 per share. Each share is convertible 1,000 to 1 into common stock, carries a dividend rate of 5% per annum on the face value, and is secured by the Nipton Inc. properties.

Closing of Reverse Merger with American Green, Inc. and Acquisition of Nipton, Inc.

On April 5, 2018, Delta and American Green closed the Nipton Acquisition. At the closing of the Agreement, Delta issued 160,000 shares of its Series A Convertible Preferred Stock, convertible into 160,000,000 shares of its common stock, to American Green, the former stockholder of Nipton, Inc., in exchange for all the outstanding shares of capital stock of Nipton, Inc. Following the closing of the Nipton Acquisition, Nipton, Inc. became a wholly-owned subsidiary of the Company, with American Green, the former stockholder of Nipton, Inc., owning a controlling interest of approximately 82% of the outstanding shares of common stock of Delta.

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

Recent Developments

On March 19, 2018, the Company entered into a Purchase Agreement, dated as of March 14, 2018 (the “Agreement”) with American Green, Inc., a Wyoming corporation (“American Green”), and Nipton, Inc., a California corporation, a wholly-owned subsidiary of American Green. Pursuant to the Agreement, the Company agreed to acquire 100% of the issued and outstanding equity securities of Nipton, Inc. from American Green (the “Nipton Acquisition”) in exchange for shares of convertible preferred stock, convertible into 160,000,000 shares of the Company’s Common Stock.

On April 5, 2018, Delta and American Green closed the Nipton Acquisition. At the closing under the Agreement, the Company issued 160,000 shares of its Series A Convertible Preferred Stock, convertible into 160,000,000 shares of its common stock, to American Green, the former stockholder of Nipton, Inc., in exchange for all the outstanding shares of capital stock of Nipton, Inc., the assets of which are comprised of all of the real estate properties included in the unincorporated township of Nipton, California (“Nipton”). Following the closing of the Nipton Acquisition, Nipton, Inc. became a wholly-owned subsidiary of the Company, with American Green, the former stockholder of Nipton, Inc., owning a controlling voting interest of approximately 82% of the outstanding shares of common stock of Delta.

Overview

As a result of the review by our management team and our board of directors of oil and gas exploration and production operations in Argentina and the United States, the Company has shifted its attention away from energy investments, and into real estate development in the western United States. In 2017, the Company disposed of its Argentine oil and gas investments and after the closing of the Nipton Acquisition, began planning the disposal of its US-based energy assets and liabilities.

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

Our Oil and Gas Investments

As of March 31, 2018, the Company retained several US-based oil and gas investments.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

During the three months ended March 31, 2018, we incurred a net loss of approximately $47,000 compared to a net loss of approximately $90,000 for the three months ended March 31, 2017. The net loss for the three months ended March 31, 2018 compared to the net loss for three months ended March 31, 2017 is lower primarily due to higher salary and consulting expense in 2017.

LIQUIDITY AND CAPITAL REQUIREMENTS

At March 31, 2018, we had a working capital deficit of approximately $594,000 compared with a working capital deficit of approximately $570,000 at December 31, 2017.

At March 31, 2018, we had total assets of approximately $321,000 compared to total assets of approximately $318,000 at December 31, 2017. Net cash used from operating activities in the three months ended March 31, 2018 was approximately $31,000, as compared with net cash used in operating activities of $79,000 in 2017; net cash gained in investing activities was $0 in the three months ended March 31, 2017 and 2018; and net cash generated from financing activities was $30,000 in the three months ended March 31, 2018 and $0 in the three months ended March 31, 2017.

On March 20, 2018, two convertible promissory notes were issued to investors for $15,000 each.

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

The purchase of the town of Nipton, which we plan to develop so that it offers a variety of commercial and recreational attractions including: cannabidiol (CBD) and mineral baths, cannabis-product retail outposts, artists-in-residence programs, culinary events, and bed-and-breakfasts will require in excess of $5,000,000 of additional capital.

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

NEW FINANCIAL ACCOUNTING STANDARDS

For a summary of new financial accounting standards applicable to the Company, please refer to the notes to the financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 31, 2017.

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

Variable Interest Entities

The Company follows ASC 810-10-15 guidance with respect to accounting for variable interest entities (each, a “VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances. The Company has entered into transactions with VIEs in 2017; however, the Company is not considered to be the primary beneficiary in these transactions. Footnote 4 further discloses this investment.

Discontinued Operations

We present discontinued operations in our consolidated financial statements when we believe that the disposition of assets constitutes a strategic shift that will have a major effect on our operations or financial results. The results of prior periods are reclassified to conform to the current year presentation. See Note 3.

OFF BALANCE SHEET ARRANGEMENTS

The Company has performed an analysis of the loan balance to SCO under ASC 810-10, and has determined that the loan represents a variable interest in SCO. SCO is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. Our maximum exposure to loss approximates to the carrying value of due from the SCO loan balance on the Balance Sheet at March 31, 2018.

The Company has performed an analysis of the loan balance to Landmaster under ASC 810-10, and has determined that Landmaster is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. Our maximum exposure to loss approximates to the carrying value of the due from the Landmaster loan balance on the Balance Sheet at March 31, 2018.

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

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

DELTA INTERNATIONAL OIL & GAS INC.

Dated: May 18, 2018	BY:	/s/ Scott Stoegbauer
Scott Stoegbauer
Interim President, Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document