Form 10-Q
period 2018-06-30
CannAwake Corp
filed 2018-10-31
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-30563

CANNAWAKE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1818394
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

HC1 Box 360, 107355 Nipton Rd., Nipton, CA	92364
(Address of principal executive offices)	(Zip Code)

(760) 664-2200

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

The number of shares outstanding of the issuer’s common stock, $0.0001 par value per share, was 43,915,132 as of October 31, 2018.

CANNAWAKE CORPORATION

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

The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

CANNAWAKE CORPORATION
(FORMERLY DELTA INTERNATIONAL OIL & GAS INC)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS

Current Assets:
Cash	$254,691	$14,886
Total current assets	254,691	14,886

Vehicles, net	27,063	-
Land and Improvements, net	5,759,929	-
TOTAL ASSETS	$6,041,683	$14,886
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$187,190	$3,543
Accrued expenses	13,627	-
Line of credit - related party	323,007	-
Current portion of Mortgage Loans Payable	555,532	-
Mortgage Loans Payable (Related Party)	1,043,563	-
Accrued interest on Mortgage Loans Payable	34,155	-
Accrued interest on Mortgage Loans Payable (Related Party)	13,045	-
Notes payable	15,000	25
Deposit toward T&M Sale	500,000	-
Total current liabilities	2,685,119	3,568
Convertible Notes Payable	195,000	-
Mortgage Loans Payable, net of current portion	2,176,884	-
Total liabilities	5,057,003	3,568

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock $0.0001 par value-authorized, not designated 9,840,000 shares; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively
Preferred stock Series A $0.0001 par value-authorized 160,000 shares; 160,000 shares and no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	16	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 34,890,826 shares and 34,838,826 shares, issued and outstanding at June 30 2018 and December 31, 2017, respectively	3,488	-
Additional paid-in capital	1,696,537	-
Retained Earnings (Accumulated Deficit)	(715,361)	11,318
Total stockholders’ equity	984,680	11,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,041,683	$14,886

The accompanying notes are an integral part of the unaudited consolidated financial statements

CANNAWAKE CORPORATION

(FORMERLY DELTA INTERNATIONAL OIL & GAS INC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Sales	$-	$-	$-	$-
Costs and Expenses:
General and administrative	659,181	-	688,634	-
Impairment loss on oil and gas properties	44,703	$-	44,703	$-
Loss from operations	(703,884)	$-	(733,337)	$-

Other Income (Expense):
Other income	386	-	6,658	-
Other Income (Expense)	386	-	6,658	-

Loss before income taxes	(703,498)	-	(726,679)	-

Provision (benefit) for income taxes	-	-	-	-

NET LOSS	$(703,498)	$-	$(726,679)	$-

Dividends on Series A Convertible Preferred Stock	$(47,778)	$-	$(47,778)	$-
Deemed dividend on Series A Convertible Preferred Stock	(11,056,000)	-	(11,056,000)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(11,807,276)	$-	$(11,830,457)	$-

Basic and Diluted Net Loss per common share	$(0.35)	$-	$(0.71)	$-
Weighted average common shares - Basic and Diluted	33,334,345	-	16,667,172	-

The accompanying notes are an integral part of the unaudited consolidated financial statements

CANNAWAKE CORPORATION

(FORMERLY DELTA INTERNATIONAL OIL & GAS INC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(726,679)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,474	-
Provision for bad debts	275,490	-
Impairment loss on oil and gas properties	44,703	-
Accounts payable	322,132	-
Accrued expense	(12,802)	-
Accrued interest	34,155	-
CASH USED IN OPERATING ACTIVITIES	(45,527)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger	1,292	-
CASH PROVIDED BY INVESTING ACTIVITIES	1,292	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash exercise of warrants	3,640	-
Proceeds from convertible debt	165,000	-
Proceeds from line of credit - related party	115,400	-
CASH PROVIDED BY FINANCING ACTIVITIES	284,040	-

Effect of foreign exchange on cash	-	-

NET INCREASE IN CASH	239,805	-
CASH AT BEGINNING OF YEAR	14,886	-
CASH AT YEAR END	$254,691	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash investing and financing activities
Recapitalization adjustment	$303,599	$-
Transfer of properties from American Green to Nipton	5,775,979	-
Forgiveness of mortgage loan treated as a capital contribution from American Green to Nipton	2,000,000	-
Expenses paid directly by line of credit - related party	179,120	-
Asset acquired paid directly by line of credit - related party	28,487	-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANNAWAKE CORPORATION

(FORMERLY DELTA INTERNATIONAL OIL & GAS INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of CannAwake Corporation (formerly Delta International Oil & Gas Inc.) (“we”, “our”, “CannAwake” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

On September 12, 2017 American Green, Inc. (“American Green”) entered into a Purchase Agreement with Roxanne Lang as Trustee for the Freeman-Lang Revocable Trust, et al, Roxanne M. Lang, individually, N.T.P., Inc., and Provident Corporation to purchase all of the real estate and buildings (together, with the associated land and fixtures) comprising the unincorporated township of Nipton, California for $5,012,888. American Green subsequently made improvements to the Nipton Properties.

On March 6, 2018 American Green entered into a Purchase Agreement with Nipton, Inc. (“Nipton”), its wholly owned subsidiary, to purchase all of the real estate and buildings (together, with the associated land and fixtures) comprising the unincorporated township of Nipton, California in consideration for the assumption of the first and second deeds of trust and the acceptance of the third and fourth deeds of trust.

On March 14, 2018 the Company entered into a Securities Exchange Agreement with American Green and its wholly owned subsidiary Nipton. On April 5, 2018, CannAwake and American Green closed the Nipton acquisition. At the closing of the Agreement, CannAwake issued 160,000 shares of its Series A Convertible Preferred Stock, convertible into 160,000,000 shares of its common stock, to American Green, the former stockholder of Nipton, in exchange for all the outstanding shares of capital stock of Nipton. The shares accrue dividends at the rate of five percent per annum on the stated value of $25 per share. Following the closing of the acquisition, Nipton. became a wholly-owned subsidiary of the Company, with American Green, the former stockholder of Nipton, owning a controlling interest of approximately 82% of the outstanding shares of common stock of CannAwake. The transaction was accounted for as a reverse merger with Nipton as the accounting acquirer. The net liabilities of CannAwake as of March 31, 2018, as set forth below, were assumed by Nipton as a result of the reverse merger.

Description	Amount
Cash	$1,292
Other Assets	320,193
Accounts Payable	(40,610)
Other Current Liabilities	(554,474)
Long Term Liabilities	(30,000)
Total	$(303,599)

On June 13, 2018, our Board approved changing the Company’s name to CannAwake Corporation, and authorized the filing by the Company in Delaware on June 13, 2018, of a Certificate of Amendment to the Company’s Certificate of Incorporation providing for changing the name of the Company from Delta International Oil & Gas Inc. (“Delta”) to CannAwake Corporation. The change of the Company’s name became effective August 9, 2018 following approval by the Financial Industry Regulatory Authority as effective for trading purposes in the OTC markets. The change of the Company’s name required only Board of Directors approval under the Delaware General Corporation Law; stockholder approval of the Company’s stockholders was not required. Our new trading symbol is “CANX” following the name change.

Principles of Consolidation

The Company’s financial statements include the accounts of all majority-owned subsidiaries where its ownership is more than 50 percent of the common stock.  All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accepted accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates including, but not limited to, those related to such items as impairments of assets, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts, and valuation allowances.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Revenue Recognition

In May, 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018. As a consequence of the adoption of Topic 606, we did not recognize lease income related to Nipton in the second quarter of 2018 since collectability was not probable.

Impairment of long lived assets

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets. Property and equipment at June 30, 2018 consist of:

Property & Equipment	Book Value	Accumulated Depreciation	Net Book Value	Estimated Useful Life (years)
Land	$3,850,000	$-	$3,850,000	N/A
Buildings	1,050,000	(8,750)	1,041,250	30
Other Improvements	875,979	(7,300)	868,679	30
Vehicles	28,487	(1,424)	27,063	5
Total	$5,804,466	$(17,474)	$5,786,992

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

At June 30, 2018 and December 31, 2017, the Company has approximately $0 and $0, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to investments in Argentina concessions may give rise to uncertain positions.  In connection with the uncertain tax position, there was no interest or penalties recorded.

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

Earnings (Loss) Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common share outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants. For the six months ended June 30, 2018, there were 169,648,126 potentially dilutive common shares outstanding. These potentially dilutive common shares are anti-dilutive during the six months ended June 30, 2018, due to our operating losses, and therefore, have not been included in the calculation of earnings per share.

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

As of June 30, 2018 and December 31, 2017, there were no financial assets or liabilities that require to be fair valued on a recurring basis.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has chosen to adopt ASU 2017-11 as of April 1, 2018.

2. GOING CONCERN

Financial Condition

The Company’s financial statements for the six months ended June 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has incurred net losses and as of June 30, 2018 has an accumulated deficit of $715,361 which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

CannAwake closed a reverse merger in April 2018. In the first quarter of 2018, CannAwake received $30,000 from two investors via convertible notes. In the second quarter of 2018, CannAwake received $165,000 from two investors via convertible notes. Additionally, the two investors have demonstrated interest in funding CannAwake’s operations up to $500,000 per investor throughout 2018. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and its ability to obtain additional funding sources to provide capital and other resources for the further development of the Company’s business. The Company’s financial statements as of June 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

3. DEPOSIT TOWARD T&M SALE

On January 3, 2017, Delta received the acceptance of its offer for the sale of SAHF’s interest in the Tartagal and Morillo (“T&M”) concessions from High Luck Group (“High Luck”). The consideration for 18% of Tartagal and Morillo will be $2,000,000 upon the transfer of the concessions, and 3% of gross revenues from the production of oil or gas of either concession up to an additional $2,000,000. Once the transfer occurs, the companies will sign a mutual release. The release of funds is also contingent on other external factors detailed on a Consulting Agreement signed between a third party (Consultant”) and High Luck. After speaking with the Consultant to High Luck on various occasions, Delta has taken the position that most of the Consultant’s duties have been fulfilled and the ones that have not require High Luck to present paperwork to the province and fulfill its commitments to the Province. On February 10, 2017, High Luck Group deposited the initial $2,000,000 in an Escrow account. On April 4, 2017, the Escrow Agent released $500,000 to Delta as a deposit towards the initial $2,000,000 payment which is reported as a “Deposit toward T&M sale” in the consolidated balance sheet as of June 30, 2018 pending closing of the sale. Management does not expect to collect the balance of the purchase price. This deposit was assumed by Nipton as part of the reverse merger.

4. NOTES RECEIVABLE

On May 25, 2017, Delta loaned $250,000 to SCO for the development of a gas field in northern California. SCO is using the funds provided to work over 2 wells and puncture in different pay zones, expecting close to virgin pressures.

The note carries a 9% interest, an 18-month maturity, and has an equity kicker of 3.5% in SCO which we determined to have a value of zero. The note will also be prepaid from 25% of the production in the new wells.

On July 26, 2017, Delta made a $50,000 loan to Landmaster for a term of 18 months and annual interest of 9% for the re-entry of two oil wells in Haskell County, Texas. The Company was also granted a 3.75% carried interest in the two wells with the option to participate at the same interest in future wells on the property. The 3.75% carried interest (3% NRI) in the two wells in the Kieke Lease with a fair value of $44,703 was recorded as an oil and gas property and a discount to the loan made to Landmaster and amortized over the term of the note.

During the six months ended June 30, 2018 the Company recorded a provision for bad debts of $275,490 related to the loans to SCO & Landmaster, and an impairment loss of $44,703 related to the Kieke Lease.

5. MORTGAGE NOTES PAYABLE

On September 12, 2017 American Green entered into a Purchase Agreement with Roxanne Lang as Trustee for the Freeman-Lang Revocable Trust, et al, Roxanne M. Lang, individually, N.T.P., Inc., and Provident Corporation to purchase all of the real estate and buildings (together, with the associated land and fixtures) comprising the unincorporated township of Nipton, California for $5,012,888. In connection with the acquisition, American Green paid $2,012,888, in cash and issued two promissory notes to Freeman-Lang Revocable Trust and Provident Corporation for $2,630,000 and $370,000, respectively. American Green subsequently made improvements to the Nipton Properties.

On March 6, 2018 American Green entered into a Purchase Agreement with Nipton, its wholly owned subsidiary, to purchase all of the real estate and buildings (together, with the associated land and fixtures) comprising the unincorporated township of Nipton, California in consideration for the assumption of the first and second deeds of trust and the acceptance of the third and fourth deeds of trust.

On March 14, 2018 the Company entered into a Securities Exchange Agreement with American Green and its wholly owned subsidiary Nipton. The Agreement was consummated on April 5, 2018 whereby the Company acquired 100% of the issued and outstanding common shares of Nipton. The Company acquired all of the assets comprised of land and improvements and assumed $5,775,979 of mortgage notes payable secured by four recorded deeds of trust within Nipton. At the consummation of the Securities Exchange Agreement, the Third Deed of Trust was canceled, and the Fourth Deed of Trust was created.

In connection with the acquisition, Nipton recognized the carrying value of the assets of $5,775,979 and assumed mortgage notes totaling $5,775,979, as follows:

Note	Amount
First Deed of Trust	$2,395,418
Second Deed of Trust	336,998
Third Deed of Trust (Related Party - American Green)	2,000,000
Fourth Deed of Trust (Related Party - American Green)	1,043,563
Total	$5,775,979

As disclosed above, the $2,000,000 related to the third deed of trust was cancelled upon closing of the reverse merger and was recognized as a capital contribution from American Green.

Mortgage notes payable at June 30, 2018 consist of the following:

Description	Current Principal Balance at June 30, 2018	Long Term Principal Balance at June 30, 2018	Accrued Interest	Payments	Total Balance at June 30, 2018

First Deed of Trust	$487,016	$1,908,402	$29,943	$-	$2,425,361
Second Deed of Trust	68,516	268,482	4,212	-	341,210
Subtotal (Third Party)	555,532	2,176,884	34,155	-	2,766,571

Fourth Deed of Trust (Related Party – American Green)	1,043,563	-	13,045	-	1,056,608
Total	$1,599,095	$2,176,884	$47,200	-	$3,823,179

The First Deed of Trust accrues annual interest at 5% and requires quarterly payments of principal and interest of $149,438 until its maturity on October 1, 2022.

The Second Deed of Trust accrues annual interest at 5% and requires quarterly payments of principal and interest of $21,023 until its maturity on October 1, 2022.

The Fourth Deed of Trust accrues interest at 5% annually and matures on April 1, 2019. It requires quarterly interest payments until its maturity date.

All Trust Deeds are secured by the land and improvements at Nipton, California as shown on the consolidated balance sheet with a net book value of $5,759,929.

The following table schedules the principal payments on the mortgage notes payable for the next five years as of June 30, 2018

Year	Amount
2018	$274,316
2019	1,613,070
2020	598,521
2021	629,013
2022	661,059
Total	$3,775,979

6. LINE OF CREDIT – RELATED PARTY

On March 14, 2018, the Company entered into a non-interest bearing $2,000,000 Revolving Line of Credit Agreement with American Green, Inc. The Line of Credit matures in one year with the Company retaining an option to extend the maturity six months, as long as it is not in default.

During the quarter ended June 30, 2018, American Green advanced $323,007 to the Company and Nipton. Of this amount, $179,120 was in the form of expenses paid by American Green on behalf of the Company, $115,400 was received in cash, and $28,487 was in the form of an asset acquired for the Company paid directly by American Green.

7. CONVERTIBLE NOTES

At March 31, 2018 Delta had $30,000 in outstanding convertible notes to two investors for $15,000 each. Each note has the same terms which are subject to annual interest of 6% maturing on March 20, 2021 and are convertible to common shares any time after 180 days from the issuance date at a price of $.02 per share. The notes include an antidilution provision when certain conditions are met, and each investor can’t convert into a certain number of common shares that would result in them owning more than 4.9% of the outstanding shares of the Company. These convertible notes were assumed by Nipton as part of the reverse merger.

During the quarter ended June 30, 2018, the Company issued notes to certain investors totaling to $165,000. The notes bear an annual interest rate of 6% maturing on June 26, 2021 and are convertible to common shares any time after 180 days from the issuance date at a price of $.02 per share. The notes include an antidilution provision when certain conditions are met, and the investor can’t convert into a certain number of common shares that would result in owning more than 4.9% of the outstanding shares of the Company.

As a result of the Company’s early adoption of ASU 2017-11, the anti-dilution provisions in the notes did not qualify for derivative accounting.

8. WARRANTS

Below is a table with a summary of warrant activity for the six months ended June 30, 2018.

During the quarter ended June 30, 2018, the Company issued 52,000 common shares and received $3,640 as part of a cash basis exercise of warrants.

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregated Intrinsic Value
Outstanding, December 31, 2017	9,700,126	$0.20	0.84	$0

Granted	0	0	-	0

Exercised	(52,000)	0.07	-	-

Outstanding, March 31, 2018	9,648,126	$0.20	0.60	$0

Vested, March 31, 2018	9,648,126	$0.20	0.60	$0

9. NOTES PAYABLE

Notes payable at June 30, 2018 and December 31, 2017 consist of:

	June 30, 2018	December 31, 2017
Note payable to third party, interest at 6%, due August 10, 2011	15,000	15,000
Total	$15,000	$15,000

The note is currently past due and is unsecured.

10. STOCKHOLDERS’ EQUITY

In April 2018, CannAwake designated 160,000 shares of Series A preferred stock with a par value of $0.0001 per share. Each share is convertible 1,000 to 1 into common stock, carries a dividend rate of 5% per annum on the face value, and is secured by Nipton’s properties. During the quarter ended June 30, 2018 the Company recognized $47,778 in dividends and a deemed dividend of $11,056,000 to recognize the intrinsic value of the beneficial conversion feature on the Series A convertible preferred stock.

The Company recognized a capital contribution of $2,000,000 in connection with the transfer of assets from American Green in March, 2018 and subsequent cancellation of the Third Deed of Trust for the same amount resulting from the reverse merger of the Company and Nipton. See Notes 1 and 5.

11. SUBSEQUENT EVENTS

During the quarter ended June 30, 2018, the Company entered into an agreement with an individual to sell 9 million common shares of the Company at a price of $0.035 per share for total cash consideration of $315,000 and received a partial payment of $100,000. This partial payment is recorded in Accounts Payable as of June 30, 2018. Subsequent to June 30, 2018, the Company received the remaining $215,000 and issued the 9 million common shares.

Subsequent to June 30, 2018, the Company received $348,000 under 9 convertible promissory notes issued to investors. The notes are subject to annual interest of 6% maturing on March 20, 2021 and are convertible to common shares any time after 180 days from the issuance date at a price of $.02 per share. The notes include an antidilution provision when certain conditions are met, and each investor can’t convert into a certain number of common shares that would result in them owning more than 4.9% of the outstanding shares of the Company.

Subsequent to June 30, 2018, the Company issued 24,306 common shares in consideration for the surrender of 106,583 warrants as part of a cashless exercise.

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

GENERAL

CannAwake Corporation (“CannAwake” or “the Company”) was incorporated in Delaware on November 17, 1999, under the name Delta Mutual, Inc. Our name was changed from Delta Mutual Inc. to Delta International Oil & Gas Inc. on October 29, 2013, and to our present name effective August 9, 2018.

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

On April 5, 2018 the Company and American Green closed the Nipton Acquisition. At the closing under the Agreement, the Company assumed $3,775,979 of debt in Nipton and issued 160,000 shares of its Series A Convertible Preferred Stock, convertible into 160,000,000 shares of its common stock, to American Green, the former stockholder of Nipton, Inc., in exchange for all the outstanding shares of capital stock of Nipton, Inc. The assets of Nipton Inc are comprised of all of the real estate properties included in the unincorporated township of Nipton, California (“Nipton”). Following the closing of the Nipton Acquisition, Nipton, Inc. became a wholly-owned subsidiary of the Company, with American Green, the former stockholder of Nipton, Inc., owning a controlling interest of approximately 82% of the outstanding shares of common stock of the Company.

On June 13, 2018, our Board approved changing the Company’s name to CannAwake Corporation and authorized the filing by the Company in Delaware on June 13, 2018, of a Certificate of Amendment to the Company’s Certificate of Incorporation providing for changing the name of the Company from Delta International Oil & Gas Inc. to CannAwake Corporation. The change of the Company’s name became effective August 9, 2018 following approval by the Financial Industry Regulatory Authority as effective for trading purposes in the OTC markets. Our new trading symbol is “CANX” following the name change.

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

The US investments include: a $250,000 Note to a gas exploration company in California, $50,000 Note to an oil production company in Texas, a 70% NRI in an oil lease, and 1,343,750 shares in a Technology company in its research and development phase. Most investments are believed to be safe, but they are expected to take longer than one year to return the capital investment. The investments are being disposed of to put the shareholders in a better position to receive higher returns from the real estate development projects.

 Our Oil and Gas Investments

 As of June 30, 2018, the Company retained several US-based oil and gas investments.

We hold a $250,000 note receivable from SCO and a 3.75% interest in SCO- a gas exploration company in California. SCO holds the right to rework and explore the Petersen estate which has 31 wells. SCO has drilled 2 workover wells in the Petersen ranch in 2017-2018. One of the wells was successful and it was producing around 450 mcfd as of late March 2018. The SCO note receivable was fully impaired as of June 30, 2018 and has a carrying value of $0.

We also hold a $50,000 note receivable from Landmaster- an oil exploration and production company in Texas. The note receivable comes with a 3% NRI in the Kieke Lease. Landmaster holds the majority interest in the Swenson, Kieke and Cannon leases in Texas. Landmaster used the $50,000 to drill two re-entry wells in the Kieke lease. The wells have produced between 12 and 15 bopd, but are currently offline due to tank repairs that are needed. The Landmaster note receivable and the Kieke Lease NRI were both fully impaired as of June 30, 2018 and have carrying values of $0.

We also hold a 70% NRI interest in the KEC lease in Texas. Crestmont is the current operator in the lease, but that is expected to switch to Neptune Industries, LLC in the second quarter of 2018. This investment has been impaired since the Company does not have the capital sufficient to drill the needed workover.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

During the three months ended June 30, 2018, we incurred a net loss of approximately $703,498 compared to a net loss of approximately $0 for the three months ended June 30, 2017. The net loss for the three months ended June 30, 2018 compared to the net loss for three months ended June 30, 2017 is higher due to the fact that Nipton was not operating during the three months ended June 30, 2017.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017

During the six months ended June 30, 2018, we incurred a net loss of approximately $726,679 compared to a net loss of approximately $0 for the six months ended June 30, 2017. Nipton, Inc was incorporated on September 6, 2017, thus there are no operations for the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL REQUIREMENTS

At June 30, 2018, we had a working capital deficit of $2,430,428 compared with a working capital surplus of $11,318 at December 31, 2017.

At June 30, 2018, we had total assets of $6,041,683 compared to total assets of $14,886 at December 31, 2017. Net cash used in operating activities in the six months ended June 30, 2018 was $45,527, as compared with net cash used in operating activities of $0 in 2017; net cash provided by investing activities was $1,292 in 2018 and net cash provided was $0 in 2017; and net cash generated from financing activities was $284,040 in 2018 and $0 in 2017.

Estimated 2018 Capital Requirements

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

The Company assesses potential impairment of its long-lived assets under the guidance of ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has performed an analysis of the loan balance to SCO under ASC 810-10, and has determined that the loan represents a variable interest in SCO. SCO is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. Our maximum exposure to loss approximates to the carrying value of due from the SCO loan balance on the Consolidated Balance Sheet at June 30, 2018.

The Company has performed an analysis of the loan balance to Landmaster under ASC 810-10, and has determined that Landmaster is not a variable interest entity (“VIE”) and does not depend on the Company, as well as additional parties, for continuing financial support in order to maintain operations. Our maximum exposure to loss approximates to the carrying value of the due from the Landmaster loan balance on the Consolidated Balance Sheet at June 30, 2018.

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

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

CANNAWAKE CORPORATION

Dated: October 31, 2018	BY:	/s/ Scott Stoegbauer
Scott Stoegbauer
President and Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document