Form 10-Q
period 2018-09-30
CannAwake Corp
filed 2018-12-06
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the issuer’s common stock, $0.0001 par value per share, was 43,915,132 as of December 4, 2018.

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

The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

CANNAWAKE CORPORATION

(FORMERLY DELTA INTERNATIONAL OIL & GAS INC)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash	$97,043	$14,886
Line of credit - related party, net	425,357
Total current assets	522,400	14,886

Vehicles, net	25,639	-
Land and Improvements, net	5,743,879	-
TOTAL ASSETS	$6,291,918	$14,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$80,165	$3,543
Accrued expenses	7,188	-
Current portion of Mortgage Loans Payable	562,476	-
Mortgage Loans Payable (Related Party)	1,043,563
Accrued interest on Mortgage Loans Payable	32,451	-
Accrued interest on Mortgage Loans Payable (Related Party)	26,089	-
Notes payable	15,000	25
Deposit toward T&M Sale	500,000	-
Total current liabilities	2,266,932	3,568
Convertible Notes Payable, net of discount	1,044,500	-
Mortgage Loans Payable, net of current portion	2,033,633	-
Total liabilities	5,345,065	3,568

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock $0.0001 par value-authorized, not designated 9,840,000 shares; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively
Preferred stock Series A $0.0001 par value-authorized 160,000 shares; 160,000 shares and no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	16	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 43,915,132 shares and 34,838,826 shares, issued and outstanding at September 30, 2018 and December 31, 2017, respectively	4,391	-
Additional paid-in capital	2,040,634	-
Retained Earnings (Accumulated Deficit)	(1,098,188)	11,318
Total stockholders’ equity	946,853	11,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,291,918	$14,886

The accompanying notes are an integral part of the unaudited consolidated financial statements

CANNAWAKE CORPORATION

(FORMERLY DELTA INTERNATIONAL OIL & GAS INC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,	From September 6 (inception) through September 30,	Nine months ended September 30,	From September 6 (inception) through September 30,
	2018	2017	2018	2017
Sales	$-	$-	$-	$-
Costs and Expenses:
General and administrative	335,831	-	977,265	-
Impairment loss on oil and gas properties		$-	44,703	$-
Loss from operations	$(335,831)	$-	$(1,021,968)	$-

Other Income (Expense):
Other Income	-		6,658
Interest Expense	(46,996)		(94,196)
Other Income (Expense)	(46,996)	-	(87,538)	-

Loss before income taxes	(382,827)	-	(1,109,506)	-

Provision (benefit) for income taxes	-	-	-	-

NET LOSS	$(382,827)	$-	$(1,109,506)	$-

Dividends on Series A Convertible Preferred Stock	$(47,778)	$-	$(95,556)	$-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(430,605)	$-	$(1,205,062)	$-

Basic and Diluted Net Loss per common share	$(0.01)	$-	$(0.05)	$-
Weighted average common shares - Basic and Diluted	43,114,842	-	25,515,473	-

The accompanying notes are an integral part of the unaudited consolidated financial statements

CANNAWAKE CORPORATION

(FORMERLY DELTA INTERNATIONAL OIL & GAS INC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2018	From September 6 (inception) through September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(1,109,506)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	34,948	-
Provision for bad debts	275,490	-
Impairment loss on oil and gas properties	44,703	-
Accounts payable	218,456	-
Accrued expense	(19,242)	-
Accrued interest	45,496	-
Amortization of debt discount	1,500	-
CASH USED IN OPERATING ACTIVITIES	(508,155)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger	1,292	-
Advances to related party	(751,713)	-
CASH USED IN INVESTING ACTIVITIES	(750,421)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash exercise of warrants	3,640	-
Cash sales of common stock	315,000
Mortgage principal repayments	(136,307)
Proceeds from convertible debt	1,068,000	-
Payment on convertible debt	(25,000)	-
Proceeds from line of credit - related party	115,400	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,340,733	-

NET INCREASE IN CASH	82,157	-
CASH AT BEGINNING OF YEAR	14,886	-
CASH AT YEAR END	97,043	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,155	$-
Cash paid for income taxes	$-	$-

Non Cash investing and financing activities
Recapitalization Adjustment	303,599	-
Transfer of properties from American Green to Nipton	5,775,979	-
Forgiveness of mortgage loan treated as a capital contribution from American Green	2,000,000	-
Expenses paid directly by line of credit - related party	182,469	-
Asset acquired paid directly by line of credit - related party	28,487	-
Discount due to BCF	30,000	-
Cashless Warrant Exercises	3	-

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

Revenue Recognition

In May, 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018. The adoption of Topic 606 did not have a material impact to the Company’s financial statements.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets. Property and equipment at September 30, 2018 consist of:

Property & Equipment	Book Value	Accumulated Depreciation	Net Book Value	Estimated Useful Life (years)
Land	$3,850,000	$-	$3,850,000	N/A
Buildings	1,050,000	(17,500)	1,032,500	30
Other Improvements	875,979	(14,600)	861,379	30
Vehicles	28,487	(2,848)	25,639	5
Total	$5,804,466	$(34,948)	$5,769,518

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

At September 30, 2018 and December 31, 2017, the Company has approximately $0 and $0, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to investments in Argentina concessions may give rise to uncertain positions.  In connection with the uncertain tax position, there was no interest or penalties recorded.

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

Earnings (Loss) Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common share outstanding during the period. Potential common shares consist of outstanding common stock purchase warrants, convertible notes, and convertible preferred stock. For the nine months ended September 30, 2018, there were 171,041,543 potentially dilutive common shares outstanding. These potentially dilutive common shares are anti-dilutive during the nine months ended September 30, 2018, due to our operating losses, and therefore, have not been included in the calculation of earnings per share.

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

As of September 30, 2018 and December 31, 2017, there were no financial assets or liabilities that require to be fair valued on a recurring basis.

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

2. GOING CONCERN

Financial Condition

The Company’s financial statements for the nine months ended September 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has incurred net losses and as of September 30, 2018 has an accumulated deficit of $1,098,188 which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

CannAwake closed a reverse merger in April 2018. In the nine months ended September 30, 2018, CannAwake received $1,068,000 from investors via convertible notes. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and its ability to obtain additional funding sources to provide capital and other resources for the further development of the Company’s business. The Company’s financial statements as of September 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

3. DEPOSIT TOWARD T&M SALE

On January 3, 2017, Delta received the acceptance of its offer for the sale of SAHF’s interest in the Tartagal and Morillo (“T&M”) concessions from High Luck Group (“High Luck”). The consideration for 18% of Tartagal and Morillo will be $2,000,000 upon the transfer of the concessions, and 3% of gross revenues from the production of oil or gas of either concession up to an additional $2,000,000. Once the transfer occurs, the companies will sign a mutual release. The release of funds is also contingent on other external factors detailed on a Consulting Agreement signed between a third party (Consultant”) and High Luck. After speaking with the Consultant to High Luck on various occasions, Delta has taken the position that most of the Consultant’s duties have been fulfilled and the ones that have not require High Luck to present paperwork to the province and fulfill its commitments to the Province. On February 10, 2017, High Luck Group deposited the initial $2,000,000 in an Escrow account. On April 4, 2017, the Escrow Agent released $500,000 to Delta as a deposit towards the initial $2,000,000 payment which is reported as a “Deposit toward T&M sale” in the consolidated balance sheet as of September 30, 2018 pending closing of the sale. Management does not expect to collect the balance of the purchase price. This deposit was assumed by Nipton as part of the reverse merger.

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

During the nine months ended September 30, 2018 the Company recorded a provision for bad debts of $275,490 related to the loans to SCO & Landmaster, and an impairment loss of $44,703 related to the Kieke Lease.

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

Mortgage notes payable at September 30, 2018 consist of the following:

Description	Current Principal Balance at September 30, 2018	Long Term Principal Balance at September 30, 2018	Accrued Interest	Total Balance at September 30, 2018

First Deed of Trust	$493,104	$1,782,818	$28,449	$2,304,371
Second Deed of Trust	69,372	250,815	4,002	324,189
Subtotal (Third Party)	562,476	2,033,633	32,451	2,628,560

Fourth Deed of Trust (Related Party – American Green)	1,043,563	-	26,089	1,069,652
Total	$1,606,039	$2,033,633	$58,540	$3,698,212

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

The following table schedules the principal payments on the mortgage notes payable for the next five years as of September 30, 2018

Year	Amount
2018	$138,010
2019	1,613,070
2020	598,521
2021	629,013
2022	661,058
Total	$3,639,672

6. LINE OF CREDIT – RELATED PARTY

On March 14, 2018, the Company entered into a non-interest bearing $2,000,000 Revolving Line of Credit Agreement with American Green, Inc. The Line of Credit matures in one year with the Company retaining an option to extend the maturity six months, as long as it is not in default.

On November 6, 2018 and made effective as of September 26, 2018, the Company entered into a non-interest bearing $2,000,000 Revolving Line of Credit Agreement with American Green, Inc. The Line of Credit matures in two years with American Green, Inc. retaining an option to extend the maturity six months, as long as it is not in default.

During the quarter ended June 30, 2018, American Green advanced $323,007 to the Company and Nipton. Of this amount, $179,120 was in the form of expenses paid by American Green on behalf of the Company, $115,400 was received in cash, and $28,487 was in the form of an asset acquired for the Company paid directly by American Green.

During the quarter ended September 30, 2018, American Green advanced $3,349 to the Company and Nipton. Of this amount, $3,349 was in the form of expenses paid by American Green on behalf of the Company.

During the quarter ended September 30, 2018, the Company advanced $751,713 to American Green. Of this amount, $143,906 was in the form of expenses paid by the Company on behalf of American Green and $607,807 was paid in cash. Per the Agreement, there is a right of offset and as such the amount shown in the consolidated balance sheet of $425,357 is net of advances made by American Green to the Company and Nipton.

7. CONVERTIBLE NOTES

At March 31, 2018 Delta had $30,000 in outstanding convertible notes to two investors for $15,000 each. Each note has the same terms which are subject to annual interest of 6% maturing on March 20, 2021 and are convertible to common shares any time after 180 days from the issuance date at a price of $.02 per share. The notes include an antidilution provision when certain conditions are met, and each investor can’t convert into a certain number of common shares that would result in them owning more than 4.9% of the outstanding shares of the Company. These convertible notes were assumed by Nipton as part of the reverse merger. The notes became convertible on August 13, 2018 and therefore the Company considered the Beneficial Conversion Feature and recorded a total of $30,000 debt discount and amortized $1,500 during the nine months ended September 30, 2018.

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

During the quarter ended September 30, 2018, the Company issued notes to certain investors totaling to $903,000. The notes bear an annual interest rate of 6% maturing in 2021 and are convertible to common shares any time after 180 days from the issuance date at a price of $.02 per share. The notes include an antidilution provision when certain conditions are met, and the investor can’t convert into a certain number of common shares that would result in owning more than 4.9% of the outstanding shares of the Company. During the period ended September 30, 2018 the Company made payments of $25,000 towards the note balance.

As a result of the Company’s early adoption of ASU 2017-11, the anti-dilution provisions in the notes did not qualify for derivative accounting.

8. WARRANTS

Below is a table with a summary of warrant activity for the nine months ended September 30, 2018.

During the quarter ended June 30, 2018, the Company issued 52,000 common shares and received $3,640 as part of a cash basis exercise of warrants.

During the quarter ended September 30, 2018, the Company issued 24,306 common shares as part of a cashless exercise of 106,583 warrants.

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregated Intrinsic Value
Outstanding, December 31, 2017	9,700,126	$0.20	0.84	$-

Granted	-	-	-	-

Exercised	(158,583)	0.07	-	-

Outstanding, September 30, 2018	9,541,543	$0.20	0.60	$-

Vested, September 30, 2018	9,541,543	$0.20	0.60	$-

9. NOTES PAYABLE

Notes payable at September 30, 2018 and December 31, 2017 consist of:

	September 30, 2018	December 31, 2017
Note payable to third party, interest at 6%, due August 10, 2011	15,000	-
Total	$15,000	$-

The note is currently past due and is unsecured.

10. STOCKHOLDERS’ EQUITY

In April 2018, CannAwake designated 160,000 shares of Series A preferred stock with a par value of $0.0001 per share. Each share is convertible 1,000 to 1 into common stock, carries a dividend rate of 5% per annum on the face value, and is secured by Nipton’s properties. During the quarter ended June 30, 2018 the Company recognized $47,778 in dividends. During the quarter ended September 30, 2018 the Company recognized $47,778 in dividends.

The Company recognized a capital contribution of $2,000,000 in connection with the transfer of assets from American Green in March, 2018 and subsequent cancellation of the Third Deed of Trust for the same amount resulting from the reverse merger of the Company and Nipton. See Notes 1 and 5.

During the nine months ended September 30, 2018, the Company issued 9 million common shares at a price of $0.035 per share for a total cash consideration of $315,000.

During the quarter ended September 30, 2018, the Company issued 24,306 common shares as part of a cashless exercise of 106,583 warrants.

11. SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company issued notes to certain investors totaling to $496,000. The notes bear an annual interest rate of 6% maturing in 2021 and are convertible to common shares any time after 180 days from the issuance date at a price of $0.02 per share. The notes include an antidilution provision when certain conditions are met, and the investor can’t convert into a certain number of common shares that would result in owning more than 4.9% of the outstanding shares of the Company.

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

Our Oil and Gas Investments

As of September 30, 2018, the Company retained several US-based oil and gas investments.

We hold a $250,000 note receivable from SCO and a 3.75% interest in SCO- a gas exploration company in California. SCO holds the right to rework and explore the Petersen estate which has 31 wells. SCO has drilled 2 workover wells in the Petersen ranch in 2017-2018. One of the wells was successful and it was producing around 450 mcfd as of late March 2018. The SCO note receivable was fully impaired as of September 30, 2018 and has a carrying value of $0.

We also hold a $50,000 note receivable from Landmaster- an oil exploration and production company in Texas. The note receivable comes with a 3% NRI in the Kieke Lease. Landmaster holds the majority interest in the Swenson, Kieke and Cannon leases in Texas. Landmaster used the $50,000 to drill two re-entry wells in the Kieke lease. The wells have produced between 12 and 15 bopd, but are currently offline due to tank repairs that are needed. The Landmaster note receivable and the Kieke Lease NRI were both fully impaired as of September 30, 2018 and have carrying values of $0.

We also hold a 70% NRI interest in the KEC lease in Texas. Crestmont is the current operator in the lease, but that is expected to switch to Neptune Industries, LLC in the fourth quarter of 2018. This investment has been impaired since the Company does not have the capital sufficient to drill the needed workover.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

During the three months ended September 30, 2018, we incurred a net loss of approximately $382,827 compared to a net loss of approximately $0 for the three months ended September 30, 2017. The net loss for the three months ended September 30, 2018 compared to the net loss for three months ended September 30, 2017 is higher due to the fact that Nipton was not operating during the three months ended September 30, 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

During the nine months ended September 30, 2018, we incurred a net loss of approximately $1,109,506 compared to a net loss of approximately $0 for the nine months ended September 30, 2017. Nipton, Inc was incorporated on September 6, 2017, thus there are no operations for the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL REQUIREMENTS

At September 30, 2018, we had a working capital deficit of $1,744,532 compared with a working capital surplus of $11,318 at December 31, 2017.

At September 30, 2018, we had total assets of $6,291,918 compared to total assets of $14,886 at December 31, 2017. Net cash used in operating activities in the nine months ended September 30, 2018 was $508,155, as compared with net cash used in operating activities of $0 in 2017; net cash used in investing activities was $750,421 in 2018 and net cash provided was $0 in 2017; and net cash generated from financing activities was $1,340,733 in 2018 and $0 in 2017.

Estimated 2018 Capital Requirements

The purchase of the town of Nipton, which we plan to develop so that it offers a variety of commercial and recreational attractions including: cannabidiol (CBD) and mineral baths, retail outposts, artists-in-residence programs, culinary events, and bed-and-breakfasts. Development of Nipton in 2018 will require in excess of $5,000,000 of additional capital.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has performed an analysis of the loan balance to SCO under ASC 810-10, and has determined that the loan represents a variable interest in SCO. SCO is a variable interest entity (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. Our maximum exposure to loss approximates to the carrying value of due from the SCO loan balance on the Consolidated Balance Sheet at September 30, 2018.

The Company has performed an analysis of the loan balance to Landmaster under ASC 810-10, and has determined that Landmaster is not a variable interest entity (“VIE”) and does not depend on the Company, as well as additional parties, for continuing financial support in order to maintain operations. Our maximum exposure to loss approximates to the carrying value of the due from the Landmaster loan balance on the Consolidated Balance Sheet at September 30, 2018.

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

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date	Title and Amount (1) (2)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
September 5, 2018	Issuance of 76,306 shares of common stock upon exercise of a common stock purchase warrant.	Private investor.	NA	$ 0.07 per share/NA
September 24, 2018	Issuance of 9,000,000 shares of common stock.	Private investor.	NA	$0.035 per share/NA
June 26, 2018	6% Convertible Note in the principal amount of $115,000 due three years from date of issuance.	Private Investor	NA	$115,000/NA
June 26, 2018	6% Convertible Note in the principal amount of $50,000 due three years from date of issuance.	Private Investor	NA	$50,000/NA
July 12, 2018	6% Convertible Note in the principal amount of $25,000 due three years from date of issuance.	Private investor.	NA	$25,000/NA
July 12, 2018	6% Convertible Note in the principal amount of $25,000 due three years from date of issuance.	Private Investor	NA	$25,000/NA
July 31, 2018	6% Convertible Note in the principal amount of $50,000 due three years from date of issuance.	Private Investor	NA	$50,000/NA
July 31, 2018	$6% Convertible Note in the principal amount of $50,000 due three years from date of issuance.	Private Investor	NA	$50,000
August 14, 2018	6% Convertible Note in the principal amount of $15,000 due three years from date of issuance.	Private Investor	NA	$15,000
August 14, 2018	6% Convertible Note in the principal amount of $15,000 due three years from date of issuance.	Private Investor	NA	$30,000
August 15, 2018	6% Convertible Note in the principal amount of $83,000 due three years from date of issuance.	Private Investor	NA	$83,000
August 23, 2018	6% Convertible Note in the principal amount of $20,000 due three years from date of issuance.	Private Investor	NA	$20,000
August 28, 2018	6% Convertible Note in the principal amount of $20,000 due three years from date of issuance.	Private Investor	NA	$20,000
September 4, 2018	6% Convertible Note in the principal amount of $150,000 due three years from date of issuance.	Private Investor	NA	$150,000
September 13, 2018	6% Convertible Note in the principal amount of $50,000 due three years from date of issuance.	Private Investor	NA	$50,000
September 14, 2018	6% Convertible Note in the principal amount of $130,000 due three years from date of issuance.	Private Investor	NA	$130,000
September 20, 2018	6% Convertible Note in the principal amount of $20,000 due three years from date of issuance.	Private Investor	NA	$20,000
September 25, 2018	6% Convertible Note in the principal amount of $20,000 due three years from the date of issuance.	Private Investor	NA	$20,000
September 28, 2018	6% Convertible Note in the principal amount of $165,000 due three years from date of issuance.	Private Investor	NA	$165,000
October 9, 2018	6% Convertible Note in the principal amount of $5,000 due three years from date of issuance.	Private Investor	NA	$5,000
October 15, 2018	6% Convertible Note in the principal amount of $80,000 due three years from date of issuance.	Private Investor	NA	$80,000
October 22, 2018	6% Convertible Note in the principal amount of $57,000 due three years from date of issuance.	Private Investor	NA	$57,000
October 31, 2018	6% Convertible Note in the principal amount of $50,000 due three years from date of issuance.	Private Investor	NA	$50,000
November 5, 2018	6% Convertible Note in the principal amount of $37,000 due three years from date of issuance.	Private Investor	NA	$37,000
November 7, 2018	6% Convertible Note in the principal amount of $184,000 due three years from date of issuance.	Private Investor	NA	$184,000
November 14, 2018	6% Convertible Note in the principal amount of $48,000 due three years from date of issuance.	Private Investor	NA	$48,000
November 15, 2018	6% Convertible Note in the principal amount of $35,000 due three years from date of issuance.	Private Investor	NA	$35,000

(1)	All convertible notes shown in the above table are convertible at $0.02 per share. With the exception of the principal amount, date of the note and identity of the investor, all notes are in the same format with non-substantive variations in several cases.
(2)	The issuances to lenders and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Regulation S promulgated by the SEC under the Securities Act.

ITEM 6.  EXHIBITS.

10.68	Convertible Note, dated June 26, 2018, issued to Libra PJI, LLC 1273.*

10.69	Convertible Note, dated September 4, 2018, issued to 10th Planet Partners Limited Partners.*

10.70	Convertible Note, dated September 14, 2018, issued to Sunrise Communications, LLC.*

10.71	Convertible Note, dated November 7, 2018, issued to Sunrise Communications, LLC.*

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith

** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

CANNAWAKE CORPORATION

Dated: December 6, 2018	BY:	/s/ Scott Stoegbauer
Scott Stoegbauer
President and Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

10.68	Convertible Note, dated June 26, 2018, issued to Libra PJI, LLC 1273.

10.69	Convertible Note, dated September 4, 2018, issued to 10th Planet Partners Limited Partners.

10.70	Convertible Note, dated September 14, 2018, issued to Sunrise Communications, LLC.

10.71	Convertible Note, dated November 7, 2018, issued to Sunrise Communications, LLC.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document