Form 10-Q/A
period 2018-06-30
CannAwake Corp
filed 2018-12-12
CIK 1112985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the three-and six-month periods ended June 30, 2018 (unaudited) of CannAwake Corporation. (the “Company”), filed with the Securities and Exchange Commission on October 31, 2018 (the “Form 10-Q”), is to amend the Company’s unaudited consolidated financial statements (the “June 30, 2018 Financial Statements”) included in the Form 10-Q, to correct errors in the Consolidated Statements of Operations resulting from a provision for a deemed dividend (the “Preferred Deemed Dividend”) on the Company’s Series A Preferred Stock. The provision for the Preferred Deemed Dividend has been eliminated in the Company’s restated Consolidated Statements of Operations (unaudited) for the three-and six-month periods ended June 30, 2018 filed with this Amendment.

This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not, except as stated above, modify or update in any way disclosures made in the original Form 10-Q.

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

CANNAWAKE CORPORATION
(FORMERLY DELTA INTERNATIONAL OIL & GAS INC)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS

Current Assets:
Cash	$254,691	$14,886
Total current assets	254,691	14,886

Vehicles, net	27,063	-
Land and Improvements, net	5,759,929	-
TOTAL ASSETS	$6,041,683	$14,886
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$187,190	$3,543
Accrued expenses	13,627	-
Line of credit - related party	323,007	-
Current portion of Mortgage Loans Payable	555,532	-
Mortgage Loans Payable (Related Party)	1,043,563	-
Accrued interest on Mortgage Loans Payable	34,155	-
Accrued interest on Mortgage Loans Payable (Related Party)	13,045	-
Notes payable	15,000	25
Deposit toward T&M Sale	500,000	-
Total current liabilities	2,685,119	3,568
Convertible Notes Payable	195,000	-
Mortgage Loans Payable, net of current portion	2,176,884	-
Total liabilities	5,057,003	3,568

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock $0.0001 par value-authorized, not designated 9,840,000 shares; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Preferred stock Series A $0.0001 par value-authorized 160,000 shares; 160,000 shares and no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	16	-
Common stock $0.0001 par value - authorized 250,000,000 shares; 34,890,826 shares and 34,838,826 shares, issued and outstanding at June 30 2018 and December 31, 2017, respectively	3,488	-
Additional paid-in capital	1,696,537	-
Retained Earnings (Accumulated Deficit)	(715,361)	11,318
Total stockholders’ equity	984,680	11,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,041,683	$14,886

The accompanying notes are an integral part of the unaudited consolidated financial statements

CANNAWAKE CORPORATION

(FORMERLY DELTA INTERNATIONAL OIL & GAS INC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018 (Restated)	2017	2018 (Restated)	2017

Sales	$-	$-	$-	$-
Costs and Expenses:
General and administrative	659,181	-	688,634	-
Impairment loss on oil and gas properties	44,703	$-	44,703	-
Loss from operations	(703,884)	-	(733,337)	$-

Other Income (Expense):
Other Income	386		6,658
Other Income (Expense)	386	-	6,658	-

Loss before income taxes	(703,498)	-	(726,679)	-

Provision (benefit) for income taxes

NET LOSS	$(703,498)	$-	$(726,679)	$-

Dividends on Series A Convertible Preferred Stock	$(47,778)	$-	$(47,778)	$-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(751,276)	$-	$(774,457)	$-

Basic and Diluted Net Loss per common share	$(0.02)	$-	$(0.05)	$-
Weighted average common shares - Basic and Diluted	33,334,345	-	16,667,172	-

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

Earnings (Loss) Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common share outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants and convertible preferred stock. For the six months ended June 30, 2018, there were 169,648,126 potentially dilutive common shares outstanding. These potentially dilutive common shares are anti-dilutive during the six months ended June 30, 2018, due to our operating losses, and therefore, have not been included in the calculation of earnings per share.

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

3. RESTATEMENT

The Company restated the financial statements for the three and six months ended June 30, 2018 to correct the error in the accounting of a beneficial conversion feature in the Series A convertible preferred stock.

As disclosed in Note 11, the Company designated 160,000 shares of Series A convertible preferred stock with a par value of $0.0001 per share. The Company erroneously recognized a deemed dividend on the Series A convertible preferred stock due to a beneficial conversion feature. The Company later determined that it should not have recognized any beneficial conversion feature since this transaction is scoped out of ASC 470, “Debt”. This adjustment does not affect the June 30, 2018 consolidated balance sheet or the consolidated statement of cash flows for the six months ended June 30, 2018.

The following table summarizes the correction on the consolidated statements of operations for the period ended June 30, 2018.

	As Previously Reported	Adjustment	As Restated
For the three months ended June 30, 2018
Consolidated Statement of Operations:

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(11,807,276)	$11,056,000	$(751,276)
Basic and Diluted Net Loss per common share	$(0.35)	$0.33	$(0.02)

For the six months ended June 30, 2018
Consolidated Statement of Operations:

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(11,830,457)	$11,056,000	$(774,457)
Basic and Diluted Net Loss per common share	$(0.71)	$0.66	$(0.05)

4. DEPOSIT TOWARD T&M SALE

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

5. NOTES RECEIVABLE

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

6. MORTGAGE NOTES PAYABLE

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

7. LINE OF CREDIT – RELATED PARTY

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

8. CONVERTIBLE NOTES

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

9. WARRANTS

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

10. NOTES PAYABLE

Notes payable at June 30, 2018 and December 31, 2017 consist of:

	June 30, 2018	December 31, 2017
Note payable to third party, interest at 6%, due August 10, 2011	15,000	-
Total	$15,000	$-

The note is currently past due and is unsecured.

11. STOCKHOLDERS’ EQUITY

In April 2018, CannAwake designated 160,000 shares of Series A preferred stock with a par value of $0.0001 per share. Each share is convertible 1,000 to 1 into common stock, carries a dividend rate of 5% per annum on the face value, and is secured by Nipton’s properties. During the quarter ended June 30, 2018 the Company recognized $47,778 in dividends.

The Company recognized a capital contribution of $2,000,000 in connection with the transfer of assets from American Green in March, 2018 and subsequent cancellation of the Third Deed of Trust for the same amount resulting from the reverse merger of the Company and Nipton. See Notes 1 and 6.

12. SUBSEQUENT EVENTS

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

CANNAWAKE CORPORATION

Dated: December 12, 2018	BY:	/s/ Scott Stoegbauer
Scott Stoegbauer
President and Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document